Form 10-Q
period 1997-03-31
DELTEK SYSTEMS INC
filed 1997-05-14
CIK 1029299

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the transition period from  ______ to ______.

                        Commission File Number: 0-22001

                              DELTEK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           Virginia                                       54-1252625
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

8280 Greensboro Drive, McLean, Virginia                      22102
(Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code: (703) 734-8606

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No
                      ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at April 20, 1997

Common Stock, $.001 par value                          16,922,801

                            DELTEK SYSTEMS, INC.
                              TABLE OF CONTENTS

                                                                                      PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Balance Sheets as of March 31, 1997 and December 31, 1996                               3

Statements of Income for the Three Months                                               4
         Ended March 31, 1997 and March 31, 1996

Statements of Cash Flows for the Three Months                                           5
         Ended March 31, 1997 and March 31, 1996

Unaudited  Notes to Condensed Financial Statements                                      6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                             15
ITEM 2 -  Changes in Securities                                                         15
ITEM 3 -  Defaults upon Senior Securities                                               15
ITEM 4 -  Submission of Matters to a Vote of Security Holder                            15
ITEM 5 -  Other Information                                                             15
ITEM 6 -  Exhibits and Reports on Form 8 - K                                            15


SIGNATURES                                                                              16

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              DELTEK SYSTEMS, INC.
                                 BALANCE SHEETS
                       (in thousands, except share data)


                                                                              March 31,                December
                                                                              ---------                --------
                                                                                1997                   31, 1996
                                                                                ----                   --------
                                                                             (Unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents                                                $     5,324             $    8,333
   Marketable securities                                                         13,099                    ---
   Accounts receivable, net of allowance for doubtful
          accounts of $457 and $396, respectively                                 6,579                  5,995
   Inventories                                                                      204                    209
   Prepaid expenses and other current assets                                        957                  1,058
                                                                                    ---                  -----
      Total current assets                                                       26,163                 15,595
                                                                                 ------                 ------
Furniture, equipment, and leasehold improvements, at cost,
   net of accumulated depreciation and amortization of
   $2,323 and $2,168, respectively                                                1,961                  1,878
Computer software development costs, at cost, net of
   accumulated amortization of $1,958 and $1,810,                                 2,587                  2,591
   respectively
Other assets                                                                        126                    138
                                                                                    ---                    ---
      Total assets                                                              $30,837                $20,202
                                                                                -------                -------

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                         $3,163                 $1,908
   Accrued dividends payable                                                      1,000                  -----
   Deferred revenue                                                               7,185                  6,808
   Income taxes payable                                                             436                  -----
                                                                                    ---                  -----
      Total current liabilities                                                  11,784                  8,716
                                                                                 ------                 ------
Commitments

Shareholders' equity:
   Preferred stock, $0.001 par value per share, 2,000,000
         shares authorized, none issued or outstanding                              ---                    ---

   Common stock, $0.001 par value per share, 45,000,000
      shares authorized, 16,921,101 and 15,167,250 shares
      issued and outstanding at March 31, 1997 and December
      31, 1996, respectively                                                         17                     15
   Paid in capital                                                               18,662                  2,226
   Retained earnings                                                              1,023                  9,965
                                                                                  -----                  -----
                                                                                 19,702                 12,206
Less unearned compensation                                                          649                    720
                                                                                    ---                    ---
    Total shareholders' equity                                                   19,053                 11,486
                                                                                 ------                 ------
      Total liabilities and shareholders' equity                                $30,837                $20,202
                                                                                -------                -------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                 1997               1996
                                                                                 ----               ----
Statement of Operations Data:                                              (in thousands, except per share data)
Revenues:
   License fees                                                                 $3,551             $2,880
   Services                                                                      6,575              4,363
   Third party equipment and software                                              412                358
                                                                                   ---                ---
                                                                                10,538              7,601
                                                                                ------              -----
Operating expenses:
   Cost of software                                                                336                364
   Cost of services                                                              2,557              1,885
   Cost of third-party equipment
      and software                                                                 340                271
   Software development                                                          2,253              1,440
   Sales and marketing                                                             910                783
   General and administrative                                                      587                516
                                                                                   ---                ---
Total operating expenses                                                         6,983              5,259
                                                                                 -----              -----
Income from operations                                                           3,555              2,342
Interest income, net                                                                59                104
                                                                                    --                ---
Income before income taxes                                                       3,614              2,446
Provision for income taxes                                                         546                 45
                                                                                   ---                 --
Net income                                                                      $3,068             $2,401
                                                                                ------             ------

Pro forma Statement of Operations Data:
Income before provision for income
   taxes, as reported                                                            3,614              2,446
Provision for income taxes                                                       1,428                954
                                                                                 -----                ---
Net income                                                                      $2,186             $1,492
                                                                                ------             ------

Net income per share                                                             $0.13              $0.10
                                                                                 -----              -----

Weighted average shares outstanding                                             16,297             15,549
                                                                                ------             ------

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                          March 31,           March 31,
                                                                          ---------           ---------
                                                                            1997                1996
                                                                            ----                ----
Cash flows from operating activities:
   Net Income                                                            $    3,068          $   2,401
   Adjustments to reconcile net income provided by
      operating activities-
      Depreciation and amortization                                             311                259
      Compensation, noncash                                                      71                  3
      Accreted interest on marketable securities                               (62)               (16)
      Change in accounts receivable, net                                      (584)                481
      Change in prepaid expenses, inventories, and other
            current assets                                                      106                136
      Change in accounts payable and accrued
        expenses                                                              1,175                267
      Change in income taxes payable                                            436                 --
      Change in deferred revenue                                                377                262
                                                                                ---                ---
        Net cash provided by operating activities                             4,898              3,793
                                                                              -----              -----

   Cash flows from investing activities:
      (Purchase) of marketable securities                                  (13,037)                ---
      Purchase of property and equipment                                      (238)              (214)
      Capitalization of computer development costs                            (150)              (149)
                                                                              -----              -----
        Net cash (used in) provided by investing
          activities                                                       (13,425)              (363)
                                                                           --------              -----

Cash flows from financing activities:
   Cash proceeds from issuance of common shares                              16,438                ---
   Cash dividends paid to stockholders                                     (11,010)            (2,594)
                                                                           --------            -------
      Net cash used in financing activities                                   5,428            (2,594)
                                                                              -----            -------

Net increase (decrease) in cash and equivalents                             (3,099)                836
                                                                            -------                ---
Cash and equivalents, beginning of period                                     8,333              4,393
                                                                              -----              -----
Cash and equivalents, end of period                                          $5,234             $5,229
                                                                             ======             ======

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                                $110                $45
                                                                               ====                ===

                              DELTEK SYSTEMS, INC.
                    UNAUDITED NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's Form S-1 Registration Statement (No. 333-18247).

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month periods ended March 31, 1997 and 1996. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.  INITIAL PUBLIC OFFERING

In the initial public offering effected by the Form S-1 Registration Statement dated February 24, 1997, the Company sold 1.7 million shares of its Common Stock, par value $0.001 per share. The Company realized $16.4 million from the offering (after deducting the expenses of the offering).

3.  TERMINATION OF S-CORPORATION ELECTION

Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize S-Corporation status. Provision for income taxes after the revocation reflects the estimated current provision for federal and state income taxes and deferred income taxes. The Company has recorded $12 million in distributions to S-Corporation shareholders during the three months ended March 31, 1997, of which $1 million was payable at March 31, 1997.

Pro forma net income is based on the assumption that the Company's S-Corporation status was terminated at the beginning of each year and reflects a pro forma income tax provision based on applicable tax rates as if the Company had not elected S-Corporation status for the periods indicated.

3. PRO FORMA NET INCOME PER COMMON SHARE

 Pro forma net income per common share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options. In accordance with SEC Staff Accounting Bulletin No. 83, weighted average shares for all periods prior to the initial public offering also include those options which were granted within one year of the initial public offering date.

Statement of Financial Accounting Standards No. 128, Earnings per Share changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 as contained in the Company's Registration Statement on Form S-1 (No. 333-18247) dated February 24, 1997.

         Except for historical information, certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. These forward-looking statements are subject to various risks and uncertainties, including the demand for products, the size and timing of specific sales, the level of product and price competition, the length of sales cycles, economic conditions and the Company's ability to develop and market new products and control costs. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data

                                                 THREE MONTHS ENDED
                                             ----------------------------
                                             March 31,          March 31,
                                             1997               1996
                                             ----------------------------
                                                     (Unaudited)
Revenues:
  License fees                                 33.7%             37.9%
  Services                                     62.4              57.4
  Third-party equipment and software            3.9               4.7
                                                ---               ---
         Total revenues                       100.0             100.0
                                              -----             -----

Operating Expenses:
  Cost of software                              3.2               4.8
  Cost of services                             24.3              24.8
  Cost of third-party equipment and
    software                                    3.2               3.6
  Software development                         21.4              18.9

                                                  THREE MONTHS ENDED
                                                  ------------------
                                                  March 31,         March 31,
                                                  1997              1996
                                                  ---------------------------
                                                             (Unaudited)
  Sales and marketing                                 8.6              10.3
  General and administrative                          5.6               6.8
                                                      ---               ---
        Total costs and expenses                     66.3              69.2
                                                    -----            ------

Income from operations                               33.7              30.8
Interest income                                       0.6               1.4
                                                      ---            ------
Income before income taxes                           34.3              32.2
Provision for income taxes                            5.2               0.6
                                                      ---               ---
Net income                                           29.1%             31.6%
                                                    ======           =======

Pro Forma Statement of Operations Data:
---------------------------------------
Pro forma income tax provision                       13.6%             12.6%
                                                    -----             ------
Pro forma net income                                 20.7%             19.6%
                                                    -----              ----

         License Fees. License fees for the three month period ending March 31, 1997 increased by 23.3% to $3.6 million from $2.8 million for the same period in 1996. License fees comprised 33.7% of the Company's total revenues for the three month period ending March 31, 1997, compared to 37.9% for 1995. The increase in license fees was principally attributable to Costpoint license fees which increased by 28.9% to $2.2 million for the first quarter of 1997 from $1.7 million for 1996, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. License fees from System 1 products was approximately $1.0 million for the first quarter of 1997 and 1996. License fees for Electronic Timesheet increased by 72.7% to $335,000 from $194,000 in 1996.

         Services. Service revenues for the three month period ending March 31, 1997 increased by 50.7% to $6.6 million from $4.4 million for the same period in 1996. Service revenues comprised 62.4% of the Company's total revenues for the three month period ending March 31, 1997, compared to 57.4% for the same period in 1996. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 63.5% to $2.7 million for the three month period ending March 31, 1997 from $1.6 million for the same period in 1996. Maintenance, support and other service revenues increased by 43.1% to $3.9 million from $2.7 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the three month period ending March 31, 1997 and March 31, 1996 was approximately $0.4 million, which comprised 3.9% of the Company's total revenues for the three month period ending March 31, 1997, compared to 4.7% for the same period in 1996.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three month period ending March 31, 1997 was approximately $0.3 million, a slight decrease from the $0.4 million for the same period in 1996. This decline was due to a reduction in royalty expenses based on the mix of software revenue.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three month period ending March 31, 1997 increased by 35.6% to $2.6 million from $1.9 million for the same period in 1996. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 38.9% and 43.2% of service revenues for the three month period ending March 31, 1997 and 1996, respectively. The decrease in cost of services as a percentage of service revenues reflected improved utilization and billing of consultants as compared to the first quarter of 1996. During the first quarter of 1996, the Company experienced higher service costs due to the investment in the initial implementations of Costpoint systems by providing consulting services to a number of customers at reduced fees or no charge and also reflected the increased reimbursed travel expenses which were billed with no mark-up.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the purchased costs of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three month period ending March 31, 1997 and March 31, 1996 were $0.3 million. As a percentage of related revenues, cost of third-party equipment and software products represented 82.5% and 75.7% of revenue from third-party equipment and software for the three month period ending March 31, 1997 and 1996, respectively. The increase in these costs as a percentage of related revenue was the result of a change in the product mix of equipment and software sold in the two quarters.

         Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers to research, develop, support and maintain the Company's existing software product lines, enhance existing products and develop new products. Software development costs for the three month period ending March 31, 1997 increased by 56.5% to $2.3 million from $1.4 million for the same period in 1996. This increase was due primarily to increased personnel costs and related benefits and facilities costs. Software development costs represented 21.4% and 18.9% of total revenues for the three month period ending March 31, 1997 and the same period in 1996, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the personnel costs of the Company's sales and marketing organizations as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three month period ending March 31, 1997 increased by 16.2% to $0.9 million from $0.8 million for the same period in 1996. This increase was due primarily to increased personnel and marketing activities. Sales and marketing expenses represented 8.6% of the Company's total revenues for the three month period ending March 31, 1997, compared to 10.3% for the same period in 1996.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three month period ending March 31, 1997 increased by 13.8% to $0.6 million from $0.5 million for the same period in 1996. This increase was due primarily to a $55,000 increase to the bad debt reserve compared to the first quarter of 1996. General and administrative expenses represented 5.6% of the Company's total revenues for the three month period ending March 31, 1997, compared to 6.8% for the same period in 1996.

         Interest Income. Interest income results from investments and, to a lesser extent, from installment financing. Interest income for the three month period ending March 31, 1997 decreased by 56.7% to $59,000 from $104,000 for the same period in 1996. The reduction was due to lower average cash balances related to the timing and amount of dividend distributions related to the termination of the S-Corporation status.

         Income Tax Provision. The Company's pro forma effective tax rate for the three month period ending March 31, 1997 was 39.5%, compared to 39.0% for the same period in 1996. The provision for income taxes for the three month period ended March 31, 1997 is based upon the Company's estimate of the effective tax rate for fiscal 1997. Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize S-Corporation status. Provision for income taxes after the termination reflects the estimated current provision for federal and state income taxes and deferred taxes.

Liquidity and Capital Resources

         The Company has financed its operations almost exclusively from cash flow from its operations. As of March 31, 1997, the Company had cash and cash equivalents of $5.3 million, investments in marketable securities of $13 million and working capital of $14.4 million. On March 3, 1997 the Company received proceeds of $16.4 million, net of offering costs, related to the closing of the Company's initial public offering and sale of 1,700,000 common shares.

         For the three month period ended March 31, 1997, the Company's operating activities provided net cash of $4.9 million, primarily as a result of income before depreciation and amortization. In addition, the increase in accounts receivable was offset by a greater increase in accounts payable and accrued expenses and deferred revenue. Accounts receivable, net of the allowance for doubtful accounts, were $6.6 million as of March 31, 1997, compared to $6.0 million as of March 31, 1996. Accounts receivable days sales outstanding was 54 days as of March 31, 1997, compared to 69 days as of March 31, 1996. The increase in deferred revenue reflects increased Costpoint license fees, for which revenue is recognized upon the expiration of the refund period. Exclusive of unbilled receivables which were recorded as deferred revenue, days sales outstanding was 40 days as of March 31, 1997, compared to 54 days as of March 31, 1996. While the Company believes that its allowance for doubtful accounts as of March 31, 1997 remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

         Cash used in investing activities was $13.4 million for the three month period ended March 31, 1997. This amount included $13.0 million from purchase of marketable securities and other investments, offset by $238,000 in purchased property and equipment and $150,000 of capitalized software production costs for new Costpoint product modules.

         Financing activities for the three month period ended March 31, 1997 consisted primarily of the net proceeds of $16.4 million from the initial public offering of 1,700,000 shares of common stock, and the payment of $11.0 million in dividend and tax distributions to the Company's subchapter "S" shareholders. The Company historically has distributed most of its profits as S-Corporation dividends, but terminated its S-Corporation status in February, 1997. The Company has recorded an additional $1 million dividend payable to its former S-Corporation shareholders at March 31, 1997, pending completion of the S-Corporation tax returns.

         The Company has a commitment from a bank to establish a credit facility for a $1 million operating capital line of credit. The Company believes that existing sources of liquidity and anticipated cash flow from operations, and proceeds from the public offering, will satisfy the Company's anticipated working capital and capital expenditure requirements through at least 1997. However, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs in the future. There can be no assurance that additional financing will be available when required or, if available, will be on the terms satisfactory to the Company.

Factors That May Affect Future Results

         The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results. The Company's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organization, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. The Company's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise-level business software system is usually discretionary, involves a significant commitment of customer resources and is subject to delays, and to budget cycles and internal authorization procedures of the Company's customers. The loss or delay of individual orders could have a significant impact on the Company's operating results, particularly on a quarterly basis. Furthermore, while the Company's revenue from license fees is difficult to predict because of the length and variability of the Company's sales cycles, the Company's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of sales could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenues, the Company's operating results could be materially and adversely affected.

         The Company typically grants its customers the right to return its software products for a refund of the license fee during a refund period which is generally 60 to 90 days from the date of the license agreement, although the Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. The Company recognizes license fees from its System 1 and Electronic Timesheet products upon delivery, whereas Costpoint license fees are recognized upon the expiration of the applicable refund period and are recorded as deferred revenue until recognized. Because of its customers' refund rights and the varying length of applicable refund periods, deferred revenue at the end of a quarter does not necessarily reflect revenue which the Company will recognize in the succeeding quarter.

         The Company derives substantially greater profit margins from license fees than from service revenues or from third-party equipment and software. The mix of revenues among these three components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Over the past five years, the percentage of the Company's total revenues represented by service revenues has increased, although such percentage has remained relatively stable over the past three years. Should lower margin service revenues or revenues from third-party equipment and software increase in the future as a percentage of total revenues, the Company's margins and income from operations could be adversely affected.

         Over the last several years, the Company has experienced seasonal variations in its operating results, partly due to customers' desire to have their systems operational at the beginning of a calendar year. Accordingly, these customers typically order their systems in the middle of the preceding year in order to allow adequate time for implementation, resulting in a seasonally high level of revenue being recognized in the fourth quarter upon the expiration of refund periods.

         As a result of these and other factors, the Company's operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not party to any legal proceeding which would have a material impact on the Company, its operations or financial results.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On March 3, 1997, the Company conducted a closing of its initial public offering of securities effected through the Form S-1 Registration Statement (No. 333-18247). The Company sold 1.7 million shares of its Common Stock, par value $0.001 per share. The Company realized $16.4 million from the offering (after deducting the expenses of the offering).

        On May 5, 1997, the Company announced that the Board of Directors had approved the repurchase of up to 80,000 shares of its Common Stock, subject to prevailing conditions and price levels. Any purchases will be made in the open market and will be paid for out of the Company's general corporate funds and none of the proceeds of the Company's initial public offering will be used. Any shares purchased will be used solely for issuance to employees under the Company's 1996
        Employee Stock Purchase Plan. The Company reserves the right to modify or terminate its repurchase activities at any time.

Item 6.  Exhibits and Reports on Form 8 - K

         (a)      Exhibits

         27    Financial Data Schedule

         (b)      Reports on Form 8 - K

         No reports on Form 8 - K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 1997

                             DELTEK SYSTEMS, INC.


                             By:      /s/ Kenneth E. deLaski
                                      ----------------------
                                      Kenneth E. deLaski
                                      President and Chief Executive Officer

                             By:      /s/ Alan R. Stewart
                                      -------------------
                                      Alan R. Stewart
                                      Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                             DELTEK SYSTEMS, INC.

                              INDEX OF EXHIBITS

  EXHIBIT #                EXHIBIT TITLE
     27                    Financial Data Schedule