Form 10-Q
period 1997-06-30
DELTEK SYSTEMS INC
filed 1997-08-14
CIK 1029299

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period and six months ended June 30, 1997 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period from ______ to ______.

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

                                            Yes  X            No
                                                ---              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at June 30, 1997
Common Stock, $.001 par value                                  16,990,726

                              DELTEK SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                                 PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Balance Sheets as of June 30, 1997 and December 31, 1996                             3

Statements of Income for the Three and Six Months                                    4
         Ended June 30, 1997 and June 30, 1996

Statements of Cash Flows for the Six Months                                          6
         Ended June 30, 1997 and June 30, 1996

Unaudited Notes to Condensed Financial Statements                                    7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                           9

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                          17
ITEM 2 -  Changes in Securities                                                      17
ITEM 3 -  Defaults upon Senior Securities                                            17
ITEM 4 -  Submission of Matters to a Vote of Security Holder                         17
ITEM 5 -  Other Information                                                          17
ITEM 6 -  Exhibits and Reports on Form 8 - K                                         17


SIGNATURES                                                                           18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                              DELTEK SYSTEMS, INC.
                                 BALANCE SHEETS
                      (in thousands, except share data)

                                                                          June 30, 1997         December 31,
                                                                          -------------         ------------
                                                                           (Unaudited)              1996
                                                                                                    ----
                                ASSETS
 Current assets:
    Cash and cash equivalents                                               $  12,335           $    8,333
    Marketable securities                                                       8,689                  ---
    Accounts receivable, net of allowance for doubtful
        accounts of $475 and $396, respectively                                 6,041                5,995
    Inventories                                                                   199                  209
    Prepaid income taxes                                                        1,456                  ---
    Prepaid expenses and other current assets                                     884                1,058
                                                                                -----                -----
       Total current assets                                                    29,604               15,595
                                                                               ------               ------
 Furniture, equipment, and leasehold improvements, at
    cost, net of accumulated depreciation and amortization
    of $2,482 and $2,168, respectively                                          2,027                1,878
 Computer software development costs, at cost, net of
    accumulated amortization of $2,114 and $1,810,
     respectively                                                               2,581                2,591
 Other assets                                                                     105                  138
                                                                                  ---                  ---
       Total assets                                                           $34,317              $20,202
                                                                              -------              -------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued expenses                                      $3,223               $1,908
    Accrued dividends payable                                                   3,300                  ---
    Deferred revenue                                                            8,960                6,808
                                                                                -----                -----
       Total current liabilities                                               15,483                8,716
                                                                               ------                -----
 Commitments
 Shareholders' equity:
    Preferred stock, $0.001 par value per share, 2,000,000
       shares authorized, none issued or outstanding                              ---                  ---
    Common stock, $0.001 par value per share, 45,000,000
       shares authorized, 16,990,726 and 15,167,250 shares
       issued and outstanding at June 30, 1997 and December
       31, 1996, respectively                                                      17                   15
    Paid in capital                                                            18,337                2,226
    Retained earnings                                                           1,080                9,965
                                                                                -----                -----
                                                                               19,434               12,206
 Less unearned compensation                                                       600                  720
                                                                                  ---                  ---
     Total shareholders' equity                                                18,834               11,486
                                                                               ------               ------
       Total liabilities and shareholders' equity                             $34,317              $20,202
                                                                              -------              -------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                          Three months ended June 30,
                                                                          ---------------------------
                                                                            1997               1996
-----------------------------------------------------------------------------------------------------
       Statement of Operations Data:                             (in thousands, except per share data)
 Revenues:
    License fees                                                           $3,889              $2,325
    Services                                                                6,776               4,951
    Third party equipment and software                                        789                 291
                                                                              ---                 ---
                                                                           11,454               7,567
                                                                           ------               -----
 Operating expenses:
    Cost of software                                                          446                 347
    Cost of services                                                        2,719               2,216
    Cost of third-party equipment
       and software                                                           666                 238
    Software development                                                    2,377               1,486
    Sales and marketing                                                     1,056                 806
    General and administrative                                                653                 626
    Stock option compensation                                                 ---                 867
                                                                           ------                 ---
 Total operating expenses                                                   7,917               6,586
                                                                            -----               -----
 Income from operations                                                     3,537                 981
 Interest income, net                                                         237                 102
                                                                              ---                 ---
 Income before income taxes                                                 3,774               1,083
 Provision for income taxes                                                 1,410                  12
                                                                            -----                  --
 Net income                                                                $2,364              $1,071
                                                                           ------              ------


 Pro forma Statement of Operations Data:
 Income before provision for income
    taxes, as reported                                                      3,774               1,083
 Provision for income taxes                                                 1,410                 422
                                                                            -----                 ---
 Net income                                                                $2,364                $661
                                                                           ------                ----

 Net income per share                                                       $0.14               $0.04
                                                                            -----               -----

 Weighted average shares outstanding                                       17,392              15,549
                                                                           ------              ------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                          Six months ended June 30,
                                                                          -------------------------
                                                                             1997             1996
---------------------------------------------------------------------------------------------------
       Statement of Operations Data:                           (in thousands, except per share data)
 Revenues:
    License fees                                                           $7,440              $5,205
    Services                                                               13,351               9,314
    Third party equipment and software                                      1,201                 649
                                                                            -----                 ---
                                                                           21,992              15,168
                                                                           ------              ------
 Operating expenses:
    Cost of software                                                          782                 711
    Cost of services                                                        5,276               4,101
    Cost of third-party equipment
       and software                                                         1,006                 509
    Software development                                                    4,630               2,926
    Sales and marketing                                                     1,966               1,589
    General and administrative                                              1,240               1,142
    Stock option compensation                                                 ---                 867
                                                                           ------                 ---
 Total operating expenses                                                  14,900              11,845
                                                                           ------              ------
 Income from operations                                                     7,092               3,323
 Interest income, net                                                         296                 206
                                                                              ---                 ---
 Income before income taxes                                                 7,388               3,529
 Provision for income taxes                                                 1,956                  57
                                                                            -----                  --
 Net income                                                                $5,432              $3,472
                                                                           ------              ------


 Pro forma Statement of Operations Data:
 Income before provision for income
    taxes, as reported                                                      7,388               3,529
 Provision for income taxes                                                 2,838               1,376
                                                                            -----               -----
 Net income                                                                $4,550              $2,153
                                                                           ------              ------

 Net income per share                                                       $0.27               $0.14
                                                                            -----               -----

 Weighted average shares outstanding                                       16,836              15,549
                                                                           ------              ------

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                            Six months ended June 30,
                                                                            -------------------------
                                                                               1997             1996
-----------------------------------------------------------------------------------------------------
 Cash flow from operating activities:
    Net Income                                                                  $5,432           $3,472
    Adjustments to reconcile net income provided by
       operating activities:
        Depreciation and amortization                                              631              518
        Compensation, noncash                                                      120              867
        Accreted interest on marketable securities                               (134)             (32)
        Change in accounts receivable, net                                        (46)              530
        Change in prepaid income taxes                                         (1,456)              ---
        Change in prepaid expenses, inventories and other assets                   184               51
        Change in accounts payable and accrued expenses                          1,315              491
        Change in deferred revenue                                               2,152              635
                                                                                 -----              ---
            Net cash provided by operating activities                            8,198            6,532
                                                                                 -----            -----

 Cash flows from investing activities:
        Purchase of marketable securities                                      (8,535)            1,064
        Purchase of property and equipment                                       (463)            (407)
        Capitalization of computer development costs                             (294)            (302)
                                                                                 -----            -----
            Net cash (used in) provided by investing activities                (9,292)              355
                                                                               -------              ---

 Cash flow from financing activities:
        Cash proceeds from issuance of common shares                               147              ---
        Cash proceeds from initial public offering                              16,392              ---
        Cash dividends paid to stockholders                                   (11,017)          (6,747)
        Treasury stock acquired                                                  (426)              ---
                                                                                 -----            -----
           Net cash (used in) provided by financing activities                   5,096          (6,747)
                                                                                 -----          -------

 Net increase (decrease) in cash and equivalents                                 4,002              140
 Cash and equivalents, beginning of period                                       8,333            4,393
                                                                                 -----            -----
 Cash and equivalents, end of period                                           $12,335           $4,533
                                                                               -------           ------

 Supplemental disclosure of cash flow information:
      Cash paid during the period for income taxes                              $1,515              $57
                                                                                ------              ---

                              DELTEK SYSTEMS, INC.
                    UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form S-1 Registration Statement (No. 333-18247).

2.  INITIAL PUBLIC OFFERING

In the initial public offering effected by the Form S-1 Registration Statement dated February 24, 1997, the Company sold 1.7 million shares of its Common Stock, par value $0.001 per share. The Company realized $16.4 million from the offering (after deducting the expenses of the offering).

3.  TERMINATION OF S-CORPORATION ELECTION

Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize S-Corporation status. Provision for income taxes after the revocation reflects the estimated current provision for federal and state income taxes and deferred income taxes. The Company has recorded $14.3 million in distributions to S-Corporation shareholders during the six months ended June 30, 1997, of which $3.3 million was payable at June 30, 1997.

Pro forma net income is based on the assumption that the Company's S-Corporation status was terminated at the beginning of each year and reflects a pro forma income tax provision based on applicable tax rates as if the Company had not elected S-Corporation status for the periods indicated.

4.  PRO FORMA NET INCOME PER COMMON SHARE

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

Statement of Financial Accounting Standards No. 128. Earnings per Share changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.



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

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                           Three months ended            Six months ended
                                           ------------------            ----------------
                                         6/30/97        6/30/96        6/30/97        6/30/96
 Revenues:
    License fees                            33.9  %       30.7   %       33.8  %        34.3    %
    Services                                59.2          65.4           60.7           61.4
    Third party equipment and
       software                              6.9           3.9            5.5            4.3
                                             ---           ---            ---            ---
 Total Revenue                             100.0         100.0          100.0          100.0
                                           -----         -----          -----          -----

 Operating expenses:
    Cost of software                         3.9           4.6            3.6            4.7
    Cost of services                        23.7          29.3           24.0           27.0
    Cost of third-party equipment
       and software                          5.8           3.1            4.6            3.4
    Software development                    20.8          19.6           21.1           19.3
    Sales and marketing                      9.2          10.7            8.9           10.5
    General and administrative               5.7           8.3            5.6            7.5
    Stock option compensation                ---          11.4            ---            5.7
                                            ----          ----           ----            ---
 Total operating expenses                   69.1          87.0           67.8           78.1
                                            ----          ----           ----           ----
 Income from operations                     30.9          13.0           32.2           21.9
 Interest income, net                        2.0           1.3            1.4            1.4
                                             ---           ---            ---            ---
 Income before income taxes                 32.9          14.3           33.6           23.3
 Provision for income taxes                 12.3           0.1            8.9            0.4
                                            ----           ---            ---            ---
 Net income                                 20.6   %      14.2   %       24.7  %        22.9    %
                                            ----          ----           ----           ----


 Pro forma Statement of Operations
 ---------------------------------
 Data:
 -----
 Income before income taxes                 32.9   %      14.3   %       33.6  %        23.3    %
                                            ----          ----           ----           ----
 Provision for income taxes                 12.3           5.6           12.9            9.1
                                            ----           ---           ----            ---
 Net income                                 20.6   %       8.7   %       20.7  %        14.2    %
                                            ----           ---           ----           ----

Three months ended June 30, 1997 as compared with June 30, 1996

         License Fees. License fees for the three month period ending June 30, 1997 increased by 67.3% to $3.9 million from $2.3 million for the same period in 1996. License fees comprised 33.9% of the Company's total revenues for the three month period ending June 30, 1997, compared to 30.7% for 1996. The increase in license fees was principally attributable to Costpoint license fees which increased 118% to $2.7 million for the second quarter of 1997 from $1.2 million for the comparable quarter in 1996, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. License fees from System 1 products was approximately $0.8 million and $0.9 million for the second quarter of 1997 and 1996, respectively. License fees for Electronic Timesheet increased by 19.2% to $329,000 from $276,000 in the second quarter of 1996.

         Services. Service revenues for the three month period ending June 30, 1997 increased by 36.9% to $6.8 million from $4.9 million for the same period in 1996. Service revenues comprised 59.2% of the Company's total revenues for the second quarter of 1997, compared to 65.4% for the same period in 1996. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 86.2% to $2.7 million for the three month period ending June 30, 1997 from $1.4 million for the same period in 1996. Maintenance, support, and other service revenues increased by 16.7% to $4.1 million from $3.5 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software.   Revenue from third-party
equipment and software for the three month period ending June 30, 1997 and June 30, 1996 was approximately $789,000 and $291,000, respectively. These revenues comprised 6.9% of total revenues for the second quarter of 1997 and 3.9% for the comparable period in 1996. The increase of $498,000 was attributable to increased sales of third party database software and equipment.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three month period ending June 30, 1997 was approximately $0.5 million, a slight increase from the $0.3 million for the same period in 1996. This change was due to an increase in royalty and support expenses based on the mix of software revenue.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three month period ending June 30, 1997 increased by 22.7% to $2.7 million from $2.2 million for the same period in 1996. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 23.7% and 29.3% of service revenues for the three month period ending June 30, 1997 and 1996, respectively. The decrease in cost of services as a percentage of service revenues reflected improved utilization and billing of consultants as compared to the second quarter of 1996. During the second quarter of 1996, the Company experienced higher service costs due to the investment in the initial implementations of Costpoint systems by providing consulting services to a number of customers at reduced fees or no charge and also reflected the increased reimbursed travel expenses which were billed with no mark-up.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the purchased costs of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three month period ending June 30, 1997 and June 30, 1996 were $0.7 million and $0.2 million, respectively. As a percentage of related revenues, cost of third-party equipment and software products represented 84.4% and 81.8% of revenue from third-party equipment and software for the three month period ending June 30, 1997 and 1996, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold as well as competitive pressures on pricing.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers to research, develop, support and maintain the Company's existing software product lines, enhance existing products and develop new products. Software development costs for the three month period ending June 30, 1997 increased by 59.9% to $2.4 million from $1.5 million for the same period in 1996. This increase was due primarily to increased personnel costs and related benefits and facilities costs. Software development costs represented 20.8% and 19.6% of total revenues for the three month period ending June 30, 1997 and 1996, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the personnel costs of the Company's sales and marketing organizations as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three month period ending June 30, 1997 increased by 31.0% to $1.0 million from $0.8 million for the same period in 1996. This increase was due primarily to increased personnel and marketing activities. Sales and marketing expenses represented 9.2% of the Company's total revenues for the three month period ending June 30, 1997, compared to 10.7% for the same period in 1996.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three month period ending June 30, 1997 increased by 4.3% to $0.7 million from $0.6 million for the same period in 1996. This $27,000 increase was due primarily to costs associated with the Company's annual report and proxy. General and administrative expenses represented 5.7% of the Company's total revenue for the three month period ending June 30, 1997, compared to 8.3% for the same period in 1996.

         Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the three month period ending June 30,

1997 increased by 132.4% to $237,000 from $102,000 for the same period in 1996. The change is due to the increased investments as a result of the February 1997 initial public offering, and the timing and amount of dividend distributions related to the termination of the S-Corporation status.

         Income Tax Provision. The Company's pro forma effective tax rate for the three month period ending June 30, 1997 was 37.4%, as compared to 39.0% for the same period in 1996. The provision for income taxes for the three month period ended June 30, 1997 is based upon the Company's estimate of the effective tax rate for fiscal 1997. Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize the S-Corporation status. Provision for income taxes after the termination reflects the estimated current provision for federal and state income taxes and deferred taxes.

Six months ended June 30, 1997 as compared with June 30, 1996

         License Fees. License fees for the six month period ending June 30, 1997 increased by 42.9% to $7.4 million from $5.2 million for the same period in 1996. License fees comprised 33.8% of the Company's total revenues for the six month period ending June 30, 1997, compared to 34.3% for 1996. The increase in license fees was principally attributable to Costpoint license fees which increased 61.7% to $4.8 million for the first six months of 1997 from $3.0 million for 1996, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. License fees from System 1 products was approximately $1.8 million for the first six months of 1997 and $1.9 million for the first six months of 1996. License fees for Electronic Timesheet increased by 41.4% to $664,000 from $470,000 in 1996.

         Services. Service revenues for the six month period ending June 30, 1997 increased by 43.3% to $13.3 million from $9.3 million for the same period in 1996. Service revenues comprised 60.7% of the Company's total revenues for the first six months of 1997, compared to 61.4% for the same period in 1996. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 74.2% to $5.3 million for the six month period ending June 30, 1997 from $3.0 million for the same period in 1996. Maintenance, support, and other service revenues increased by 28.2% to $8.0 million from $6.2 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the six month period ending June 30, 1997 and June 30, 1996 was approximately $1.2 and $649,000, respectively. These revenues comprised 5.5% and 4.3% of total revenues for the first six months of 1997 and 1996, respectively. The increase of $552,000 was primarily attributable to increased sales of third party database software and equipment.

         Cost of Software. Cost of software for the six month period ending June 30, 1997 was approximately $0.8 million, a slight increase from the $0.7 million for the same period in 1996. This change was due to an increase in royalty and support expenses based on the mix of software revenue.

         Cost of Services. Cost of services for the six month period ending June 30, 1997 increased by 28.6% to $5.3 million from $4.1 million for the same period in 1996. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 39.5% and 44.0% of service revenues for the six month period ending June 30, 1997 and 1996, respectively. The decrease in cost of services as a percentage of service revenues reflected improved utilization and billing of consultants as compared to the first six months of 1996. During the first six months of 1996, the Company experienced higher service costs due to the investment in the initial implementations of Costpoint systems by providing consulting services to a number of customers at reduced fees or no charge and also reflected the increased reimbursed travel expenses which were billed with no mark-up.

         Cost of Third-Party Equipment and Software. Costs of third-party equipment and software for the six month period ending June 30, 1997 and June 30, 1996 were $1.0 million and $509,000, respectively. As a percentage of related revenues, cost of third-party equipment and software products represented 83.7% and 78.4% of revenue from third-party equipment and software for the six month period ending June 30, 1997 and 1996, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold as well as competitive pressures on pricing.

         Software Development. Software development costs for the six month period ending June 30, 1997 increased by 58.2% to $4.6 million from $2.9 million for the same period in 1996. This increase was due primarily to increased personnel costs and related benefits and facilities costs. Software development costs represented 21.1% and 19.3% of total revenues for the six month period ending June 30, 1997 and 1996, respectively.

         Sales and Marketing. Sales and marketing expenses for the six month period ending June 30, 1997 increased by 23.7% to $2.0 million from $1.6 million for the same period in 1996. This increase was due primarily to increased personnel and marketing activities. Sales and marketing expenses represented 8.9% of the Company's total revenues for the six month period ending June 30, 1997, compared to 10.5% for the same period in 1996.

         General and Administrative. General and administrative expenses for the six month period ending June 30, 1997 increased by 8.6% to $1.2 million from $1.1 million for the same period in 1996. This $98,000 increase was due primarily to the Company's annual report and proxy and overall growth. General and administrative expenses represented 5.6% of the Company's total revenue for the six month period ending June 30, 1997, compared to 7.5% for the same period in 1996.

         Interest Income. Interest income for the six month period ending June 30, 1997 increased by 43.6% to $296,000 from $206,000 for the same period in 1996. The change is due to the increased investments as a result of the February 1997 initial public offering, and the timing and amount of dividend distributions related to the termination of the S-Corporation status, which included the interest expense related to the shareholder promissory notes issued and paid in the first quarter of 1997.

         Income Tax Provision. The Company's pro forma effective tax rate for the six month period ending June 30, 1997 was 38.4%, as compared to 39.0% for the same period in 1996. The provision for income taxes for the six month period ended June 30, 1997 is based upon the Company's estimate of the effective tax rate for fiscal 1997. Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize the S-Corporation status. Provision for income taxes after the termination reflects the estimated current provision for federal and state income taxes and deferred taxes.

Liquidity and Capital Resources

         The Company has financed its operations almost exclusively from cash flow from its operations. As of June 30, 1997, the Company had cash, cash equivalents of $12.3 million and investments in marketable securities of $8.7 million, with working capital of $14.1 million. On March 3, 1997, the Company received proceeds of $16.4 million, net of offering costs, related to the closing of the Company's initial public offering and sale of 1,700,000 common shares.

         For the six month period ending June 30, 1997, the Company's operating activities provided net cash of $8.1 million, primarily as a result of income before depreciation and amortization. In addition, the increase in accounts receivable was offset by a greater increase in accounts payable and accrued expenses and deferred revenue. Accounts receivable, net of the allowance for doubtful accounts, were $6.0 million as of June 30, 1997, compared to $5.5 million as of June 30, 1996. Accounts receivable days sales outstanding was 49 days as of June 30, 1997, compared to 48 days as of June 30, 1996. The increase in deferred revenue reflects increased Costpoint license fees, for which revenue is recognized upon the expiration of the refund period.
Exclusive of unbilled receivables which were recorded as deferred revenue, days sales outstanding was 34 days as of June 30, 1997, compared to 33 days as of June 30, 1996. While the Company believes that its allowance for doubtful accounts as of June 30, 1997 remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

         Cash used in investing activities was $9.1 million for the six months ended June 30, 1997. This amount included $8.4 million for the purchase of marketable securities and other investments, offset by $463,000 in purchased property and equipment and $294,000 of capitalized software production costs for new Costpoint product modules.

         Financing activities for the six month period ended June 30, 1997 consisted primarily of the net proceeds of $16.4 million from the initial public offering of 1,700,000 common shares of the Company stock, the payment of $11 million in dividend and tax distributions to the Company's subchapter "S" Corporation shareholders, the payment of $426,000 for the repurchase of treasury shares, and $110,000 for proceeds from the issuance of common stock upon the exercise of stock options. The Company historically has distributed most of its profits as S-Corporation dividends, but terminated its S-Corporation status in February, 1997. The Company has recorded an additional $3.3 million dividend payable to its former S-Corporation shareholders at June 30, 1997, pending completion of the S-Corporation tax returns.

         The Company has established a credit facility with a bank for $1 million operating capital line of credit. The Company believes that existing sources of liquidity and anticipated cash flow from operations, and proceeds from the public offering, will satisfy the Company's anticipated working capital and capital expenditure requirements for the next 12 months. However, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs in the future. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

Factors That May Affect Future Results

         The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results. The Company's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organization, the timing of new products and services sold, the activities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. The Company's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise-level business software system is usually discretionary, involves a significant commitment of customer resources and is subject to delays, and to budget cycles and internal authorization procedures of the Company's customers. The loss or delay of individual orders could have a significant impact on the Company's operating results, particularly on a quarterly basis. Furthermore, while the Company's revenue from license fees is difficult to predict because of the length and variability of the Company's sales cycles, the Company's operating expenses are based on anticipated revenue trends.

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

         The Company derives substantially greater profit margins from license fees than from service revenues or from third-party equipment and software. The mix of revenues among these three components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Over the past five years, the percentage of the Company's total revenues represented by service revenues has increased, although such percentage has remained relatively stable over the past three years. Should lower margin service revenues or revenue from third-party equipment and software increase in the future as a percentage of total revenues, the Company's margins and income from operations could be adversely affected.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 21, 1997, the Company held its Annual Meeting of Shareholders. At the meeting each member of the Board of Directors was reelected to staggered terms. The votes cast and withheld for each such director was as follows:

Donald deLaski            FOR  15,433,796  WITHHELD   6,050
                               ----------             -----
Ken deLaski               FOR  15,433,796  WITHHELD   6,050
                               ----------             -----
Robert E. Gregg           FOR  15,433,796  WITHHELD   6,050
                               ----------             -----
Charles W. Stein          FOR  15,433,796  WITHHELD   6,050
                               ----------             -----
Darrell J. Oyer           FOR  15,433,796  WITHHELD   6,050
                               ----------             -----

In addition, the Company's shareholders approved the ratification of the appointment of Arthur Andersen LLP as independent accountants, as follows:

For  15,438,396  Against   450    Abstain   1,000    Broker Non-votes
    ------------         -------          ---------                  ------

Item 5.  Other information

                 None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 Financial Data Schedule

         (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 1997

                                   DELTEK SYSTEMS, INC.


                                   By:  /s/ Kenneth E. deLaski
                                   ---------------------------
                                          Kenneth E. deLaski
                                          President and Chief Executive Officer


                                   By:  /s/ Alan R. Stewart
                                   ------------------------
                                          Alan R. Stewart
                                          Chief Financial Officer
                                   (Principal Financial and Accounting officer)

                                  DELTEK SYSTEMS, INC.

                                  INDEX OF EXHIBITS

EXHIBIT #                 EXHIBIT TITLE

    27                    Financial Data Schedule