Form 10-Q
period 1997-09-30
DELTEK SYSTEMS INC
filed 1997-11-12
CIK 1029299

                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q
                                   ---------

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the
----- Securities Exchange Act of 1934 for the quarterly period and nine months ended September 30, 1997 or

       Transition Report Pursuant to Section 13 or 15(d) of the
------ Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

                             Yes  X            No
                                 ---              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                            Outstanding at September 30, 1997

Common Stock, $.001 par value                         17,087,545

                              DELTEK SYSTEMS, INC.
                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

                                                                                  PAGE NO.
Balance Sheets as of September 30, 1997 and December 31, 1996                         3

Statements of Income for the Three and Nine Months                                    4
      Ended September 30, 1997 and September 30, 1996

Statements of Cash Flows for the Nine Months                                          6
      Ended September 30, 1997 and September 30, 1996

Unaudited  Notes to Condensed Financial Statements                                    7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            8

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                          18
ITEM 2 -  Changes in Securities and Use of Proceeds                                  18
ITEM 3 -  Defaults upon Senior Securities                                            18
ITEM 4 -  Submission of Matters to a Vote of Security Holder                         18
ITEM 5 -  Other Information                                                          18
ITEM 6 -  Exhibits and Reports on Form 8 - K                                         18


SIGNATURES                                                                           19

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                              DELTEK SYSTEMS, INC.
                                 BALANCE SHEETS
                      (in thousands, except share data)

                                                                      September 30,        December 31,
                                                                      -------------        ------------
                                                                           1997                1996
                                                                           ----                ----
                                                                       (Unaudited)
                              ASSETS
Current assets:
 Cash and cash equivalents                                                    $3,749           $    8,333
 Marketable securities                                                        17,732                  ---
 Accounts receivable, net of allowance for doubtful
   accounts of $472 and $396, respectively                                     7,911                5,995
 Inventories                                                                     143                  209
 Prepaid income taxes                                                          1,002                  ---
 Prepaid expenses and other current assets                                     1,014                1,058
                                                                               -----                -----
   Total current assets                                                       31,551               15,595
                                                                              ------               ------
Furniture, equipment, and leasehold improvements, at
 cost, net of accumulated depreciation and amortization
 of $2,643 and $2,168, respectively                                            2,226                1,878
Computer software development costs, at cost, net of
 accumulated amortization of $2,267 and $ 1,810,
 respectively                                                                  2,593                2,591
Other assets                                                                     129                  138
                                                                                 ---                  ---
   Total assets                                                              $36,499              $20,202
                                                                             -------              -------

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                        $3,904               $1,908
 Accrued dividends payable                                                       400                -----
 Deferred revenue                                                              9,943                6,808
                                                                               -----                -----
   Total current liabilities                                                  14,247                8,716
                                                                              ------                -----
Commitments
Shareholders' equity:
 Preferred stock, $0.001 par value per share, 2,000,000
   shares authorized, none issued or outstanding                                 ---                  ---
 Common stock, $0.001 par value per share, 45,000,000
   shares authorized, 17,087,545 and 15,167,250 shares
   issued and outstanding at September 30, 1997 and
   December 31, 1996, respectively                                                17                   15
 Paid in capital                                                              18,736                2,226
 Retained earnings                                                             4,018                9,965
                                                                               -----                -----
                                                                              22,771               12,206
Less unearned compensation                                                       519                  720
                                                                                 ---                  ---
   Total shareholders' equity                                                 22,252               11,486
                                                                              ------               ------
     Total liabilities and shareholders' equity                              $36,499              $20,202
                                                                             -------              -------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three months ended Sept. 30,
                                                                   ----------------------------
                                                                           1997           1996
                                                                   ---------------------------
Statement of Operations Data:                                (in thousands, except per share data)
Revenues:
 License fees                                                            $4,507              $3,217
 Services                                                                 7,787               5,234
 Third party equipment and software                                         286                 752
                                                                            ---                 ---
                                                                         12,580               9,203
                                                                         ------               -----
Operating expenses:
 Cost of software                                                           495                 336
 Cost of services                                                         3,326               1,894
 Cost of third-party equipment
  and software                                                              241                 638
 Software development                                                     2,320               1,732
 Sales and marketing                                                      1,186                 878
 General and administrative                                                 666                 579
 Stock option compensation                                                  ---                 ---
 Purchased in-process research & development                                ---                 394
 Acquisitions costs                                                         320                 ---
                                                                            ---                 ---
Total operating expenses                                                  8,554               6,451
                                                                          -----               -----
Income from operations                                                    4,026               2,752
Interest income, net                                                        222                  81
                                                                            ---                  --
Income before income taxes                                                4,248               2,833
Provision for income taxes                                                1,610                  18
                                                                          -----                  --
Net income                                                               $2,638              $2,815
                                                                         ------              ------


Pro forma Statement of Operations Data:
Income before provision for income
 taxes, as reported                                                      $4,248              $2,833
Provision for income taxes                                                1,610               1,105
                                                                          -----               -----
Net income                                                               $2,638              $1,728
                                                                         ------              ------

Net income per share                                                      $0.15               $0.11
                                                                          -----               -----

Weighted average shares outstanding                                      17,552              15,577
                                                                         ------              ------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Nine months ended Sept. 30,
                                                                   ---------------------------
                                                                            1997    1996
                                                                            ---------------
 Statement of Operations Data:                             (in thousands, except per share data)
Revenues:
 License fees                                                         $11,947              $8,422
 Services                                                              21,138              14,548
 Third party equipment and software                                     1,487               1,401
                                                                        -----               -----
                                                                       34,572              24,371
                                                                       ------              ------
Operating expenses:
 Cost of software                                                       1,277               1,047
 Cost of services                                                       8,602               5,995
 Cost of third-party equipment
  and software                                                          1,247               1,147
 Software development                                                   6,950               4,658
 Sales and marketing                                                    3,152               2,467
 General and administrative                                             1,906               1,721
 Stock option compensation                                                ---                 867
 Purchased in-process research & development                              ---                 394
 Acquisitions costs                                                       320               -----
                                                                          ---               -----
Total operating expenses                                               23,454              18,296
                                                                       ------              ------
Income from operations                                                 11,118               6,075
Interest income, net                                                      518                 287
                                                                          ---                 ---
Income before income taxes                                             11,636               6,362
Provision for income taxes                                              3,566                  75
                                                                        -----                  --
Net income                                                             $8,070              $6,287
                                                                       ------              ------


Pro forma Statement of Operations Data:
Income before provision for income
 taxes, as reported                                                   $11,636              $6,362
Provision for income taxes                                              4,448               2,483
                                                                        -----               -----
Net income                                                             $7,188              $3,879
                                                                       ------              ------

Net income per share                                                    $0.42               $0.25
                                                                        -----               -----

Weighted average shares outstanding                                    17,095              15,555
                                                                       ------              ------

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                           Nine months ended Sept. 30,
                                                                          ----------------------------
                                                                              1997             1996
                                                                            -------------------------
Cash flow from operating activities:
 Net Income                                                                   $8,070           $6,287
 Adjustments to reconcile net income provided by
  operating activities:
   Depreciation and amortization                                                 965              797
   Compensation, noncash                                                         201              926
   Purchased in-process research & development                                   ---              394
   Accreted interest on marketable securities                                   (159)              61
   Change in accounts receivable, net                                         (1,916)          (2,395)
   Change in prepaid income taxes                                             (1,002)             ---
   Change in prepaid expenses, inventories and other assets                      110             (167)
   Change in accounts payable and accrued expenses                             1,996            1,186
   Change in deferred revenue                                                  3,135            3,223
                                                                               -----            -----
     Net cash provided by operating activities                                11,400           10,312
                                                                              ------           ------

Cash flows from investing activities:
   Purchase of marketable securities                                         (17,573)           3,068
   Purchase of property and equipment                                           (833)            (769)
   Capitalization of computer development costs                                 (462)            (452)
                                                                               -----            -----
     Net cash (used in) provided by investing activities                     (18,868)           1,847
                                                                            --------            -----

Cash flow from financing activities:
   Cash proceeds from issuance of common shares                                  498                5
   Cash proceeds from initial public offering                                 16,429              ---
   Cash dividends paid to stockholders                                       (13,617)         (11,859)
   Treasury stock acquired                                                      (426)             ---
                                                                               -----              ---
     Net cash (used in) provided by financing activities                       2,884          (11,854)
                                                                               -----         --------

Net increase (decrease) in cash and equivalents                               (4,584)             305
Cash and equivalents, beginning of period                                      8,333            4,393
                                                                               -----            -----
Cash and equivalents, end of period                                           $3,749           $4,698
                                                                              ------           ------

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                              $4,568               $75
                                                                             ------               ---

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

2.  INITIAL PUBLIC OFFERING

In the initial public offering effected by the Form S-1 Registration Statement dated February 24, 1997, the Company sold 1.7 million shares of its Common Stock, par value $0.001 per share at $11.00 per share. The Company realized $16.4 million from the offering (after deducting the expenses of the offering of approximately $2.3 million).

3.  TERMINATION OF S-CORPORATION ELECTION

Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize S-Corporation status. Provision for income taxes after the revocation reflects the estimated current provision for federal and state income taxes and deferred income taxes. The Company has recorded $13.6 million in distributions to S-Corporation shareholders during the nine months ended September 30, 1997, of which $400,000 was payable at September 30, 1997.

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

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                          Three months ended               Nine months ended
                                          ------------------               -----------------
                                          9/30/97     9/30/96            9/30/97         9/30/96
Revenues:
 License fees                              35.8  %       35.0   %       34.6  %        34.6    %
 Services                                  61.9          56.9           61.1           59.7
 Third party equipment and                  2.3           8.1            4.3            5.7
                                            ---           ---            ---            ---
  software
Total Revenue                             100.0         100.0          100.0          100.0
                                          -----         -----          -----          -----

Operating expenses:
 Cost of software                           3.9           3.7            3.7            4.3
 Cost of services                          26.5          20.6           24.9           24.6
 Cost of third-party equipment
  and software                              1.9           6.9            3.6            4.7
 Software development                      18.5          18.8           20.1           19.1
 Sales and marketing                        9.4           9.5            9.1           10.1
 General and administrative                 5.3           6.3            5.5            7.1
 Purchased in-process R&D                 -----           4.3          -----            1.6
 Acquisitions costs                         2.5         -----            0.9          -----
 Stock option compensation                -----          ----          -----            3.6
                                          -----          ----          -----            ---
Total operating expenses                   68.0          70.1           67.8           75.1
                                           ----          ----           ----           ----
Income from operations                     32.0          29.9           32.2           24.9
Interest income, net                        1.8           0.9            1.5            1.2
                                            ---           ---            ---            ---
Income before income taxes                 33.8          30.8           33.7           26.1
Provision for income taxes                 12.8           0.2           10.4            0.3
                                           ----           ---           ----            ---
Net income                                 21.0   %      30.6   %       23.3  %        25.8    %
                                           ----          ----           ----           ----


Pro forma Statement of Operations
---------------------------------
Data:
-----
Income before income taxes                 33.8   %      30.8   %       33.7  %        26.1    %
Provision for income taxes                 12.8          12.0           12.9           10.2
                                           ----          ----           ----           ----
Net income                                 21.0   %      18.8   %       20.8  %        15.9    %
                                           ----          ----           ----           ----

Three months ended September 30, 1997 as compared with September 30, 1996

         License Fees. License fees for the three month period ending September 30, 1997 increased by 40% to $4.5 million from $3.2 million for the same period in 1996. License fees comprised 35.8% of the Company's total revenues for the three month period ending September 30, 1997, compared to 35.0% for 1996. The increase in license fees was principally attributable to Costpoint license fees which increased 56.0% to $3.0 million for the third quarter of 1997 from $1.9 million for the comparable quarter in 1996, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. License fees from System 1 products was approximately $0.8 million and $1.0 million for the third quarter of 1997 and 1996, respectively. License fees for Electronic Timesheet increased by 147.6% to $572,000 from $231,000 in the third quarter of 1996.

         Services. Service revenues for the three month period ending September 30, 1997 increased by 48.8% to $7.8 million from $5.2 million for the same period in 1996. Service revenues comprised 61.9% of the Company's total revenues for the third quarter of 1997, compared to 56.9% for the same period in 1996. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 73.6% to $2.5 million for the three month period ending September 30, 1997 from $1.4 million for the same period in 1996. The national user conference revenues were $483,000 for the third quarter of 1997, with no corresponding revenues for the third quarter of 1996. Maintenance, support, and other service revenues increased by 26.7% to $4.8 million from $3.8 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software.   Revenue from third-party
equipment and software for the three month period ending September 30, 1997 and September 30, 1996 was approximately $286,000 and $752,000, respectively.
These revenues comprised 2.3% of total revenues for the third quarter of 1997 and 8.2% for the comparable period in 1996. Third-party Equipment and Software sales are not a core emphasis of the company, but rather an accommodation to customers that require system integration during the implementation of their accounting system. As a result the level of these sales fluctuates significantly from quarter to quarter.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three month period ending September 30, 1997 was approximately $0.5 million, a slight increase from the $0.3 million for the same period in 1996. This change was due to an increase in royalty and support expenses based on the mix of software revenue.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three month period ending September 30, 1997 increased by 75.6% to $3.3 million from $1.9 million for the same period in 1996. The increase in cost of services was primarily due to the national user conference, and increases in personnel costs to support the Costpoint product line. Cost of services represented 42.7% and 36.2% of service revenues for the three month period ending September 30, 1997 and 1996, respectively. The increase in cost of services as a percentage of service revenues as compared to the third quarter of 1996 reflects the impact of the national user conference and an increase in the consulting and support staff to support the continued growth of Costpoint implementations. Cost of services, exclusive of the impact of the national user conference, represented 37.8% of service revenues.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the purchased costs of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three month period ending September 30, 1997 and September 30, 1996 were $0.2 million and $0.6 million, respectively. As a percentage of related revenues, cost of third-party equipment and software products represented 84.3% and 84.8% of revenue from third-party equipment and software for the three month period ending September 30, 1997 and 1996, respectively. The decrease in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers to research, develop, support and maintain the Company's existing software product lines, enhance existing products and develop new products. Software development costs for the three month period ending September 30, 1997 increased by 33.9% to $2.3 million from $1.7 million for the same period in 1996. This increase was due primarily to increased personnel costs and related benefits and facilities costs. Software development costs represented 18.5% and 18.8% of total revenues for the three month period ending September 30, 1997 and 1996, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the personnel costs of the Company's sales and marketing organizations as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three month period ending September 30, 1997 increased by 35.1% to $1.2 million from $0.9 million for the same period in 1996. This increase was due primarily to increased personnel and marketing activities. Sales and marketing expenses represented 9.4% of the Company's total revenues for the three month period ending September 30, 1997, compared to 9.5% for the same period in 1996.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three month period ending September 30, 1997 increased by 15.0% to $0.7 million from $0.6 million for the same period in 1996. This $87,000 increase was due primarily to the company's overall growth. General and administrative expenses represented 5.3% of the Company's total revenue for the three month period ending September 30, 1997, compared to 6.3% for the same period in 1996.

         Nonrecurring charges. Included in operating expenses for the three months ending September 30, 1997 are acquisition costs of $320,000 relating to a major acquisition of another software company on which negotiations were terminated in the third quarter. Operating expenses for the three months ending September 30, 1996 include $394,000 for the purchased in-process research and development expenses from the acquisition of the Allegro in September 1996.

         Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the three month period ending September 30, 1997 increased by 174.1% to $222,000 from $81,000 for the same period in 1996. The change is due to the increased investments as a result of the February 1997 initial public offering, and the timing and amount of dividend distributions related to the termination of the S-Corporation status.

         Income Tax Provision. The Company's effective tax rate for the three month period ending September 30, 1997 was 37.9%, as compared to a 39.0% pro forma effective tax rate for the same period in 1996. The provision for income taxes for the three month period ended September 30, 1997 is based upon the Company's estimate of the effective tax rate for fiscal 1997. Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize the S-Corporation status. Provision for income taxes after the termination reflects the estimated current provision for federal and state income taxes and deferred taxes.

Nine months ended September 30, 1997 as compared with September 30, 1996

         License Fees. License fees for the nine month period ending September 30, 1997 increased by 41.9% to $11.9 million from $8.4 million for the same period in 1996. License fees comprised 34.6% of the Company's total revenues for both the nine month period ending September 30, 1997 and September 30, 1996. The increase in license fees was principally attributable to Costpoint license fees which increased 65.4% to $7.9 million for the first nine months of 1997 from $4.8 million for 1996, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. License fees from System 1 products was approximately $2.7 million for the first nine months of 1997 and $2.9 million for the first nine months of 1996. License fees for Electronic Timesheet increased by 76.3% to $1.2 million from $701,000 in 1996.

         Services. Service revenues for the nine month period ending September 30, 1997 increased by 45.3% to $21.1 million from $14.5 million for the same period in 1996. Service revenues comprised 61.1% of the Company's total revenues for the first nine months of 1997, compared to 59.7% for the same period in 1996. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. The national user conference revenues for the nine months ending September 30, 1997 and 1996 were $483,000 and $345,000, respectively. Consulting service revenues increased by 77.4% to $7.0 million for the nine month period ending September 30, 1997 from $4.0 million for the same period in 1996. Maintenance, support, and other service revenues increased by 33.1% to $13.6 million from $10.2 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the nine month period ending September 30, 1997 and September 30, 1996 was approximately $1.5 million and $1.4 million, respectively. These revenues comprised 4.3% and 5.7% of total revenues for the first nine months of 1997 and 1996, respectively. The increase of $86,000 was primarily attributable to increased sales of third party database software and equipment.

         Cost of Software. Cost of software for the nine month period ending September 30, 1997 was approximately $1.3 million, a slight increase from the $1.0 million for the same period in 1996. This change was due to an increase in royalty and support expenses based on the mix of software revenue.

         Cost of Services. Cost of services for the nine month period ending September 30, 1997 increased by 43.5% to $8.6 million from $6.0 million for the same period in 1996. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 40.7% and 41.2% of service revenues for the nine month period ending September 30, 1997 and 1996, respectively. Cost of services, exclusive of the impact of the national user conference, for the nine months ending September 30, 1997 and 1996 were 38.9% and 40.2%, respectively. The decrease in cost of services as a percentage of service revenues reflected improved utilization and billing of consultants as compared to the first nine months of 1996. During the first six months of 1996, the Company experienced higher service costs due to the investment in the initial implementations of Costpoint systems by providing consulting services to a number of customers at reduced fees or no charge and also reflected the increased reimbursed travel expenses which were billed with no mark-up.

         Cost of Third-Party Equipment and Software. Costs of third-party equipment and software for the nine month period ending September 30, 1997 and September 30, 1996 were $1.2 million and $1.1 million, respectively. As a percentage of related revenues, cost of third-party equipment and software products represented 83.9% and 81.9% of revenue from third-party equipment and software for the nine month period ending September 30, 1997 and 1996, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold as well as competitive pressures on pricing.

         Software Development. Software development costs for the nine month period ending September 30, 1997 increased by 49.2% to $6.9 million from $4.7 million for the same period in 1996. This increase was due primarily to increased personnel costs and related benefits and facilities costs. Software development costs represented 20.1% and 19.1% of total revenues for the nine month period ending September 30, 1997 and 1996, respectively.

         Sales and Marketing.   Sales and marketing expenses for the nine month
period ending September 30, 1997 increased by 27.8% to $3.2 million from $2.5 million for the same period in 1996. This increase was due primarily to increased personnel and marketing activities. Sales and marketing expenses represented 9.1% of the Company's total revenues for the nine month period ending September 30, 1997, compared to 10.1% for the same period in 1996.

         General and Administrative. General and administrative expenses for the nine month period ending September 30, 1997 increased by 10.7% to $1.9 million from $1.7 million for the same period in 1996. This $185,000 increase was due primarily to the Company's overall growth. General and administrative expenses represented 5.5% of the Company's total revenue for the nine month period ending September 30, 1997, compared to 7.1% for the same period in 1996.

         Nonrecurring charges. Included in operating expenses for the nine months ending September 30, 1997 are acquisition costs of $320,000 relating to a major acquisition of another software company on which negotiations were terminated in the third quarter. Operating expenses for the nine months ending September 30, 1996 include $394,000 for the purchased in-process research and development expenses from the acquisition of the Allegro in September 1996, and an additional $867,000 charge in June 1996 relating to stock option compensation.

         Interest Income. Interest income for the nine month period ending September 30, 1997 increased by 80.5% to $518,000 from $287,000 for the same period in 1996. The change is due to the increased investments as a result of the February 1997 initial public offering, and the timing and amount of dividend distributions related to the termination of the S-Corporation status, which included the interest expense related to the shareholder promissory notes issued and paid in the first quarter of 1997.

         Income Tax Provision. The Company's pro forma effective tax rate for the nine month period ending September 30, 1997 was 38.2%, as compared to 39.0% for the same period in 1996. The provision for income taxes for the nine month period ended September 30, 1997 is based upon the Company's estimate of the effective tax rate for fiscal 1997. Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize the S-Corporation status. Provision for income taxes after the termination reflects the estimated current provision for federal and state income taxes and deferred taxes.

Liquidity and Capital Resources

         The Company has financed its operations almost exclusively from cash flow from its operations. As of September 30, 1997, the Company had cash, cash equivalents of $3.7 million and investments in marketable securities of $17.7 million, with working capital of $17.3 million. On March 3, 1997, the Company received proceeds of $16.4 million, net of offering costs, related to the closing of the Company's initial public offering and sale of 1,700,000 common shares.

         For the nine month period ending September 30, 1997, the Company's operating activities provided net cash of $11.4 million, primarily as a result of income before depreciation and amortization. In addition, the increase in accounts receivable was offset by a greater increase in accounts payable and accrued expenses and deferred revenue. Accounts receivable, net of the allowance for doubtful accounts, were $7.9 million as of September 30, 1997, compared to $8.4 million as of September 30, 1996. Accounts receivable days sales outstanding was 55 days as of September 30, 1997, compared to 83 days as of September 30, 1996. The increase in deferred revenue reflects increased Costpoint license fees, for which revenue is recognized upon the expiration of the refund period. Exclusive of unbilled receivables which were recorded as deferred revenue, days sales outstanding was 35 days as of September 30, 1997, compared to 55 days as of September 30, 1996. While the Company believes that its allowance for doubtful accounts as of September 30, 1997 remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

         Cash used in investing activities was $18.9 million for the nine months ended September 30, 1997. This amount included $17.6 million for the purchase of marketable securities and other investments, offset by $833,000 in purchased property and equipment and $462,000 of capitalized software production costs for new Costpoint product modules.

         Financing activities for the nine month period ended September 30, 1997 consisted primarily of the net proceeds of $16.4 million from the initial public offering of 1,700,000 common shares of the Company stock, the payment of $13.6 million in dividend and tax distributions to the Company's subchapter "S" Corporation shareholders, the payment of $426,000 for the repurchase of treasury shares, and $498,000 in proceeds from the issuance of common stock upon the exercise of stock options. The Company historically has distributed most of its profits as S-Corporation dividends, but terminated its S-Corporation status in February, 1997. The Company has approximately $400,000 recorded as a dividend payable to its former S-Corporation shareholders at September 30, 1997, pending completion of the S-Corporation tax returns.

         The Company has established a credit facility with a bank for $1 million operating capital line of credit. The Company believes that existing sources of liquidity and anticipated cash flow from operations, and proceeds from the public offering, will satisfy the Company's anticipated working capital and capital expenditure requirements for the next twelve months. However, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs in the future. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

Factors That May Affect Future Results

         The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results. The Company's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organization, the timing of new products and services sold, the activities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. The Company's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise- level business software system is usually discretionary, involves a significant commitment of customer resources and is subject to delays, and to budget cycles and internal authorization procedures of the Company's customers. The loss or delay of individual orders could have a significant impact on the Company's operating results, particularly on a quarterly basis. Furthermore, while the Company's revenue from license fees is difficult to predict because of the length and variability of the Company's sales cycles, the Company's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of sales could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenues, the Company's operating results could be materially and adversely affected.

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

Item 2.  Changes in Securities and Use of Proceeds

(a-b)            Not applicable

(c)              None other than pursuant to employee benefit plans.

(d) The net proceeds of the initial public offering (see Note 2 to the Financial Statements) remain temporarily invested and available for future working capital or other uses. The managing underwriter for the initial public offering was Montgomery Securities.

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

                 None

Item 5.  Other information

                 None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 Financial Data Schedule

         (b)     Reports on Form 8-K

         A Form 8-K was filed on September 8, 1997 relating to the cessation of discussions involving a major acquisition of a private software company on September 5, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 7, 1997

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