Form 10-K405
period 1997-12-31
DELTEK SYSTEMS INC
filed 1998-03-31
CIK 1029299

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

Commission file number   0-22001

                              Deltek Systems, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                            Virginia                                            54-1252625
                 ------------------------------                             -------------------
              (State or other jurisdiction of                                (I.R.S. Employer
              incorporation or organization)                                 Identification No.)

          8280 Greensboro Drive, McLean, Virginia                                          22102
         ----------------------------------------                                         -------
         (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code   (703) 734-8606

Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                                      Name of each exchange on which registered
           Common Stock, $.001 par value                                            Nasdaq National Market
           -----------------------------                                            ----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X  .   No      .
                                                  -----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998, was $150,392,897, based on a total of 7,812,618 shares held by non-affiliates on that date and computed by reference to the closing price reported on the Nasdaq National Market on that date, which was $19.25 per share.

         The Company had 17,143,168 shares of Common Stock, $.001 par value, outstanding as of March 16, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain information to be contained in the registrant's proxy statement for the 1998 annual meeting of the registrant's shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated into Part III of this report by reference to such proxy statement.

                               TABLE OF CONTENTS


PART 1
         Item 1.          Business                                                            1
         Item 2.          Properties                                                          15
         Item 3.          Legal Proceedings                                                   16
         Item 4.          Submission of Matters to a Vote of Security Holders                 16

PART II
         Item 5.          Market for Registrant's Common Equity and
                          Related Stockholder Matters                                         16
         Item 6.          Selected Financial Data                                             17
         Item 7.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operation                        18
         Item 7A.         Quantitative and Qualitative Disclosures About
                          Market Risk                                                         28
         Item 8           Financial Statements and Supplementary Data                         28
         Item 9.          Changes in Disagreements on Accounting and
                          Financial Disclosure                                                28

Part III
         Item 10.         Directors and Executive Officers of the Registrant                  29
         Item 11.         Executive Compensation                                              29
         Item 12.         Security Ownership of Certain Beneficial Owners
                          And Management                                                      29
         Item 13.         Certain Relationships and Related Transactions                      29

Part IV
         Item 14.         Exhibits, Financial Statement Schedules, and Reports
                          On Form 8-K                                                         29
FINANCIAL STATEMENTS                                                                          F-1

                                     PART I

ITEM 1.  BUSINESS

         Deltek Systems, Inc. ("Deltek" or the "Company") designs, develops, sells and supports a family of integrated software products that provide project-oriented businesses with tools to more effectively manage, operate and grow their operations. Deltek's products address the enterprise-level needs of project-oriented businesses and allow these organizations to manage financial and project accounting, compute costs and revenues on a project-by-project basis, submit accurate and detailed bills, comply with complex industry-specific and regulatory requirements, administer employee time collection, labor costing and payroll, automate materials management functions, and empower their managers with timely and pertinent information. Deltek also provides a full range of consulting and maintenance services to assist its customers with system implementation and integration and to provide training and ongoing support for the Company's software products.

         Deltek sells its products and services, through its direct sales force, to project-oriented businesses, such as professional and technical service providers, including engineering and environmental firms, research and development firms and contract service organizations, as well as not-for-profit organizations and make-to-order manufacturers. Since its inception, the Company has installed more than 2,300 systems for a wide range of project-oriented organizations of all sizes, predominantly in the United States. Deltek's customers include Bell Atlantic Federal Integrated Systems, Inc., Computer Sciences Corporation, Coopers & Lybrand, LLP, Lockheed Martin Corp., Northrop Grumman Corporation and Raytheon Service Co., Inc.

INDUSTRY BACKGROUND

         The increasingly competitive business environment has created pressure for business organizations to better utilize information technologies to improve their efficiency, reduce their costs and provide their employees and management with more timely and pertinent information. As a result, many organizations are implementing a new generation of enterprise-level business systems, based on open, client/server architectures, to automate their operations, including finance, accounting, manufacturing and human resource management functions.

         While organizations are increasing their use of client/server enterprise-level business systems, most of these systems are general purpose and fail to address many of the specific requirements of businesses engaged primarily in providing goods and services to customers under project-specific contracts and engagements. These project-oriented businesses include a wide variety of professional and technical service providers, including engineering and environmental firms, research and development firms and contract service organizations, as well as not-for-profit organizations, make-to-order manufacturers and construction companies. Many of these project-oriented businesses provide goods and services under government contracts. Project-oriented businesses have many project-specific requirements, including the need to track costs and profitability on a project-by-project basis, provide timely project information to managers and customers and submit accurate and detailed bills, often in compliance with complex industry-specific and regulatory requirements. Project accounting for these organizations often requires the use of sophisticated methodologies for allocating and computing project costs and revenues.

         The use of project-oriented business systems is expanding as a result of a number of trends prevalent throughout the economy. Traditionally, service organizations have been more prone to utilize project accounting due to their need to customize their services for each client and properly allocate the associated costs. Therefore, as the shift from a manufacturing-based economy to a service-based economy continues, the market for project-oriented businesses is expanding. Furthermore, the trend toward outsourcing an increasing range of activities broadens the market for project-oriented businesses as both customers and vendors need to track the costs associated with their projects. Finally, many organizations with significant internal development activities can benefit from the use of project accounting systems to closely monitor their progress and cost.

         As the number and type of project-oriented businesses increase, they also are demanding increasingly sophisticated tools to address their core information and accounting needs, including project accounting, employee time collection, project budgeting and project reporting. At the same time, these organizations are recognizing that, because most aspects of their business revolve around their project orientation, they can achieve efficiencies in a number of other accounting and business functions, such as general ledger, accounts payable, accounts receivable, materials management and human resources, through the use of software applications designed with the special needs of project-oriented businesses in mind. Like other businesses, project-oriented organizations are also demanding solutions that allow them to combine their business software applications into a single integrated, enterprise-level system.

         The recent emergence of client/server software and computing environments and other new information technologies offer organizations a powerful and open data architecture through the use of relational databases that allow for scalability and growth. Larger project-oriented businesses are reengineering their legacy business information and management systems to meet the pressures of increased competition, smaller project-oriented businesses are upgrading from PC-based systems to client/server environments, and other enterprises are adopting a more project-oriented approach to their businesses. As a result, such organizations are seeking integrated, enterprise-level software solutions that are specifically designed to address the core information and accounting needs of project-oriented businesses and that will provide their managers with timely and pertinent information. Project-oriented businesses are also demanding a full range of implementation, training and support services provided by organizations experienced in dealing with the needs of project-oriented businesses.

THE DELTEK SOLUTION

         Deltek designs, develops, sells and supports a family of integrated software products that provide project-oriented businesses with tools to more effectively manage, operate and grow their operations. Deltek's products address the enterprise-level needs of project-oriented businesses and allow these organizations to manage financial and project accounting, compute costs and revenues on a project-by project basis, maintain employee timekeeping systems, submit accurate and detailed bills, comply with complex industry-specific and regulatory requirements, administer employee time collection, labor costing and payroll, automate materials management functions, and empower their managers with timely and pertinent information. Deltek also provides a full range of consulting and maintenance services to assist its customers with system implementation and integration and to provide training and ongoing support for the Company's software products.

         Deltek's family of software products consists of Costpoint, the Company's advanced client/server, enterprise-level business software system; System 1, a DOS-based accounting and management system designed primarily for organizations providing goods and services under contracts with the federal government which is currently being reengineered to operate as a Microsoft Windows application; Electronic Timesheet, an employee timekeeping system; and Allegro, a project and resource management tool. These products include modules spanning financial accounting, project accounting and management, human resources and payroll administration, time and labor collection, materials management and reporting tools. Application modules within each Deltek product are integrated and utilize a common user interface and database structure, allowing project-oriented organizations to configure and implement a fully-integrated system solution. Costpoint, Deltek's current flagship product, is a client/server based business software system incorporating an open, relational database architecture, an object-oriented development approach, Microsoft Windows client operating systems, on-line analytical processing ("OLAP") tools, drill down data exploration, workflow management and popular network operating systems, including Windows NT, UNIX and Netware.

         An integral part of Deltek's solution is to provide superior services and support directly to its customers. These services include comprehensive implementation and consulting services, user training and ongoing product maintenance and support. The Company believes that its implementation expertise, together with its focus on the unique requirements of project-oriented organizations, result in a faster and more cost-effective system implementation than is typically achieved by companies which choose to adapt general-purpose business systems to the needs of their project-oriented organizations. After a customer's implementation is completed, Deltek provides ongoing support services to assist the customer in maintaining and updating its system, training its employees and adding functionality as the customer's business grows and its requirements change.

         The Company designs its products to be year 2000 compliant. Year 2000 compliant versions of Costpoint, Allegro and Electronic Timesheet have been commercially available for many years. The year 2000 compliant version of System 1 has been substantially completed and is expected to be commercially available in Beta form by the end of April 1998 and in production release by the Fall of 1998.

STRATEGY

         Deltek's objective is to strengthen its position as a leading supplier of enterprise-level software systems for project-oriented organizations. Deltek intends to continue to differentiate itself from providers of general-purpose business application software by focusing exclusively on providing cost-effective solutions that meet the unique and changing demands of project-oriented businesses. Deltek's strategy includes the following key elements:

         Target Additional Project-Oriented Markets. Deltek's expertise in project accounting and information systems is the result of its years of experience in addressing the complex requirements of project-oriented businesses having government contracts. Over time, Deltek has broadened its product and marketing focus to target a wide range of project-oriented industries, such as professional and technical service providers, including engineering and environmental firms, research and development firms and contract service organizations, as well as not-for-profit organizations and make-to-order manufacturers. Deltek intends to continue to target additional project-oriented markets such as architectural and design firms, construction companies, governmental agencies as well as organizations managing large internal projects.

         Leverage Large Installed Customer Base. Deltek's installed base of approximately 2,000 active customers enables it to generate revenues from support and maintenance services provided to these customers. Deltek's strategy is to maintain and strengthen relationships with its existing customers through the provision of these services and to derive additional software licensing and consulting revenues as these companies grow and their requirements change. An important element of the Company's strategy is to license its Costpoint products to existing System 1 users as these customers reengineer their information systems and migrate to new client/server business software solutions.

         Expand and Enhance Product Line. Deltek intends to continue to develop or acquire additional products and modules in order to provide more comprehensive enterprise solutions to address the changing requirements of its existing and prospective customers. For example, Deltek has expanded its product line by adding a comprehensive human resources module and by acquiring the Allegro resource management product. Deltek also has an ongoing commitment to enhance the existing capabilities of its Costpoint, Electronic Timesheet and Allegro products. For example, the Company is currently adding functionality that will enable its Costpoint modules to perform additional materials management functions as well as to handle foreign currencies and international transactions.

         Maintain Technological Leadership. Deltek plans to continue to invest in research and development and to incorporate into its products advancements in information technologies as they become accepted. During 1997 the Company introduced a Costpoint version which supports the Microsoft SQL Server database and introduced electronic data interchange ("EDI") capability to Costpoint. In addition Deltek has introduced a Web-enabled timesheet product and enhanced user interfaces.

         Differentiate Through Superior Service. Deltek believes that its reputation for providing high quality implementation and consulting services, user training and ongoing support and maintenance and its ability to work directly with its customers, rather than through third-party resellers and system implementors, are significant competitive advantages. Deltek intends to differentiate itself from its competitors by continuing to build customer loyalty through the delivery of superior service.

PRODUCTS

         Deltek designs, develops, sells and supports a family of integrated software products that provide project-oriented businesses with tools to more effectively manage accounting, projects, people, materials and reporting requirements in order to operate and grow their businesses. Deltek's family of software products consists of Costpoint, System 1, Electronic Timesheet and Allegro.

         Costpoint. Costpoint, the Company's current flagship product, is a client/server-based, enterprise-level business software system, consisting of over 25 integrated module applications which span financial accounting, project accounting, human resource and payroll administration, materials management and reporting tools.

         Costpoint utilizes an open, relational database architecture on the server and Microsoft Windows operating systems on the desktop client PC. Costpoint can be operated on a variety of network operating systems, including Windows NT, UNIX and Novell Netware and currently supports Oracle, Microsoft SQLServer, Sybase Inc. ("Sybase") and Centura Corporation ("Centura") relational databases. Costpoint was developed with extensive use of object-oriented programming techniques utilizing a fourth generation language together with C++ and database-specific stored procedures to maximize performance.

         The Company began development of Costpoint in 1992 in response to the maturation of Deltek's DOS-based business software system, System 1. Costpoint differs from System 1 primarily in its inherent design that allows it to handle a broader range of project-oriented businesses, its ability to utilize advanced technologies and operating systems, its enhanced reporting capabilities, and its ability to provide more complete and flexible functionality in project accounting and other business system areas to allow for business change and growth.

         Costpoint is designed to meet the specialized needs of project-oriented businesses, including project costing, indirect cost allocation, revenue recognition, project budgeting and project reporting. Costpoint also meets the regulatory and reporting requirements of businesses having contracts with the United States government. Costpoint combines these capabilities with applications in other business system areas that are designed for the special needs of project-oriented businesses. Through its open data architecture and the use of drill-down inquiries, OLAP tools and standard reports, Costpoint is also designed to provide managers with timely, pertinent and empowering information.

         Costpoint was commercially released in June 1995. Through December 31, 1997, the Company had licensed approximately 362 Costpoint systems that had been implemented or were in the process of being implemented. License fees for Costpoint systems vary depending on the number of users and sites and the number and type of modules licensed. For new customers, license fees for an initial Costpoint installation typically range from $20,000 to $500,000, exclusive of consulting services. For the year ended December 31, 1997, the average fee for an initial Costpoint license was approximately $75,000.

         The following table describes the principal Costpoint application modules:


----------------------------------------------------------------------------------------------------------------------------------
                                                FINANCIAL ACCOUNTING
----------------------------------------------------------------------------------------------------------------------------------
General Ledger  . . . . . . . . . . . . . . .   Provides flexible account and organization structures and extensive audit trails;
                                                delivers numerous financial reports and responds to user inquiries.

Accounts Payable  . . . . . . . . . . . . . .   Allows for flexible payment (checks, EFT) and vouchering of invoices which can also be matched to purchase orders.

Accounts Receivable.  . . . . . . . . . . . .   Tracks customer receivables and cash receipts, provides reporting on billed and unbilled receivables and simplifies collections.

Travel  . . . . . . . . . . . . . . . . . . .   Automates all travel transactions from per diems to travel advances and account reconciliations.

Fixed Assets  . . . . . . . . . . . . . . . .   Collects acquisition data for company-owned and government-furnished property.
                                                Computes and tracks depreciation and disposal data and posts to general ledger.

----------------------------------------------------------------------------------------------------------------------------------
                                                PROJECT ACCOUNTING
----------------------------------------------------------------------------------------------------------------------------------
Project Setup.  . . . . . . . . . . . . . . .   Sets up and tracks information on every project or activity, including work breakdown structures, modifications, labor categories, dollars, hours and unit usage.

Project Cost and Revenue Processing.  . . . .   Allocates indirect costs to projects using various formulas, and automatically calculates and posts project revenues based on many different project types.

Project Budgeting and ETC.  . . . . . . . . .   Tracks budgets at virtually any level or aspect of the project; calculates, revises and reports on estimates-to-complete.

Project Billing.  . . . . . . . . . . . . . .   Allows companies to produce numerous types of bills to satisfy the requests of each customer. The posting of bills automatically updates the general ledger and accounts receivables.

Project Reporting.  . . . . . . . . . . . . .   Provides numerous standard reports and responds to user inquiries with flexible formatting options.

----------------------------------------------------------------------------------------------------------------------------------
                                                PEOPLE MANAGEMENT AND ADMINISTRATION
----------------------------------------------------------------------------------------------------------------------------------
Labor.  . . . . . . . . . . . . . . . . . . .   Manages the collection and proper account and cost distribution of timesheet hours and dollars.

Payroll.  . . . . . . . . . . . . . . . . . .   Handles payroll processing by calculations from timesheets, updates information affecting general ledger and earnings tables, tracks employee labor data and computes and creates checks.

Human Resources . . . . . . . . . . . . . . .   Includes compensation administration, personnel administration, affirmative action,
                                                401(k) reporting and forecasting, and COBRA.

Labor/Payroll Interfaces  . . . . . . . . . .   Interfaces for uploading timesheet data as well as interfaces to ADP and Ceridian payroll services.

----------------------------------------------------------------------------------------------------------------------------------
                                                MATERIALS MANAGEMENT
----------------------------------------------------------------------------------------------------------------------------------
Product Definition  . . . . . . . . . . . . .   Defines and tracks the parts, goods and services companies will buy or sell for project specific items; tracks billing and shipping data.

Purchasing  . . . . . . . . . . . . . . . . .   Allows businesses to administer the procurement of company-owned or project-specific parts, goods or services through tracking of purchase orders, buyer authorizations and commitments.

Procurement Planning  . . . . . . . . . . . .   On-line entry of requisitions, approvals, requests for quotes and actual vendor quotes with the automatic creation of purchase orders.

Inventory.  . . . . . . . . . . . . . . . . .   On-line, real time inventory tracking and control for use by any company which has project-specific, company-owned, and government-furnished materials.

Bill of Materials . . . . . . . . . . . . . .   Defines saleable products in terms of the raw materials, purchased parts and assemblies which comprise them.

Sales Order Entry . . . . . . . . . . . . . .   Supports and monitors the sales order process, including procurement, issuing, shipping and invoicing.

Production Control  . . . . . . . . . . . . .   Generates the processes manufacturing orders to build specified parts.  It also includes automatic generation of requisitions and manufacturing orders.

Routings  . . . . . . . . . . . . . . . . . .   Generates the necessary process steps required to manufacture a given part. Routing operations can be allocated both with internal work centers and outside subcontractors.

----------------------------------------------------------------------------------------------------------------------------------
                                                REPORTING TOOLS
----------------------------------------------------------------------------------------------------------------------------------
CP Reports**  . . . . . . . . . . . . . . . .   Ad-hoc report writing tool which provides for simple queries of data as well as more advanced and complex formatted reports.

CP Scope**  . . . . . . . . . . . . . . . . .   Data analysis tool which provides the ability to view summarized data from multiple perspectives and drill down to different levels of detail in the data; provides extensive business graphics capabilities.


---------------------------------
** Software licensed from third parties and sublicensed to Deltek customers.

         System 1. System 1, formerly known as the Government Contractors Software Series, is Deltek's original business software system. System 1 was designed specifically for use by organizations having contracts with the federal government and helps these organizations comply with stringent federal regulations applicable to such contractors, including the requirements of the Defense Contract Audit Agency. System 1 is DOS-based, operates on Novell Netware, UNIX and DEC VAX/VMS network operating systems and utilizes a character-based user interface and a proprietary COBOL data structure. System 1 consists of 23 application modules spanning financial accounting, labor and payroll administration, materials management and reporting tools.

         System 1 was commercially released in 1985. As of December 31, 1997, approximately 1,600 project-oriented organizations were using System 1 as their primary accounting system. License fees for System 1 vary depending upon the number of users or facilities and the number and type of modules licensed. Prior to the introduction of Costpoint in June 1995, license fees for an initial System 1 installation typically ranged from $10,000 to $200,000, exclusive of consulting services. Since the introduction of Costpoint, the majority of new customers have licensed Costpoint systems, and new System 1 sales have decreased in number and system size. For the year ended December 31, 1997, typical license fees for an initial System 1 installation ranged from $10,000 to $50,000, and the average license fee was approximately $19,000.

         An important element of the Company's strategy is to license Costpoint to existing System 1 users as those customers reengineer their information systems and migrate to new client/server business software solutions. In an effort to influence the migration of its System 1 customers to Costpoint, the Company offers substantial discounts to existing System 1 users and provides automated data conversion programs which provide significant assistance in the Costpoint upgrade/implementation process. As of December 31, 1997, approximately 106 of the Company's System 1 customers, representing approximately 7% of the installed base of System 1 users, had migrated to or were in the process of migrating to Costpoint systems. There can be no assurance that a significant percentage of current System 1 customers will migrate to Costpoint. In particular, smaller System 1 customers are less likely to migrate to Costpoint because the cost of migrating to a client/server environment is high relative to their size and because in many cases System 1 adequately meets their present needs. The Company intends to provide support services and product maintenance for System 1 for the foreseeable future. The Company is currently reengineering a new version of System 1 to operate as a Microsoft Windows application.

         Electronic Timesheet. Electronic Timesheet is a comprehensive timesheet software application which allows employees to enter their timesheets on a daily basis on their desktop PC. Electronic Timesheet utilizes either Windows or DOS operating systems on the desktop PC and provides a graphical, point and click interface. Using this graphical interface, the employee may select from a list of authorized charges rather than having to enter complicated account and project numbers. This feature serves to greatly reduce costly and time-consuming errors. After the employee electronically signs his or her timesheet, the timesheet then is forwarded through the network for manager approval. Timesheets and the appropriate labor charges can then be automatically accumulated and integrated with the accounting system, completely eliminating the paper timesheet. Electronic Timesheet also allows managers to view information about employees' activities and helps them to better manage their employees.

         Electronic Timesheet may be licensed together with Costpoint or System 1 or as a stand-alone application that can be integrated with other accounting systems. During 1997 the Company developed a client/server-based version and further expanded Internet and Intranet timekeeping capabilities and shipped the Beta version of ET Version 3.0 in January 1998, with general release planned for the second quarter of 1998.

         Electronic Timesheet was commercially released in January 1995. As of December 31, 1997, Electronic Timesheet had been licensed to over 269 customers. License fees for Electronic Timesheet typically range from $2,500 to $100,000. For the year ended December 31, 1997, the average license fee for Electronic Timesheet was approximately $16,000.

         Allegro. Allegro is a software application that enables project managers to plan and monitor project resources. Using a user interface similar to a spreadsheet, Allegro allows project managers to create budgets and estimates-to-complete, plan and schedule employees and other resources, forecast revenue and profits, and receive timely status on each project from the accounting system interface. The Company believes that Allegro's principal advantage is its user-friendly, spreadsheet-like interface and its ability to view and manage resources across multiple projects in an organization. Allegro is a client/server based system running on a variety of databases and utilizing Microsoft Windows operating systems.

         The Company acquired the Allegro product through the acquisition of The Allegro Group, Inc., in September 1996. Prior to the acquisition, The Allegro Group, Inc. had licensed a limited number of Allegro products, and since the acquisition the Company has also licensed a limited number of these products on a stand-alone basis. The Company is in the process of making further improvements and refinements to Allegro and developing data interfaces that will allow it to be fully-integrated with its Costpoint and System 1 products. The Company believes that its ability to market Allegro, particularly to its existing customer base, will be dependent upon the successful completion of these improvements and interfaces, of which there can be no assurance. License revenues were nominal for the year ending December 31, 1997 for Allegro products. The Company expects license fees for new Allegro customers to range from $10,000 to $100,000.

         Third-party Products. Deltek incorporates into its software products certain application software licensed from third parties. The Costpoint reporting tools, CP Reports and CP Scope, are both licensed from Cognos Corporation under an OEM agreement, and System 1 utilizes a report-writer, Intelligent Query, licensed from a third party. In order to support the Oracle, Sybase and Centura relational databases, Costpoint contains certain native "router" software licensed from Centura. Also, the Company's Costpoint and Allegro customers must license applicable database software from Oracle, Sybase, Centura, or Microsoft, either directly or through the Company. Because some customers desire a "turnkey" solution, the Company will purchase servers, network software and other software and hardware products, which the Company resells or sublicenses to its customers and installs together with Deltek products to provide a fully operational system.

CUSTOMER SERVICE AND SUPPORT

         An integral part of Deltek's solution is to provide superior services and support directly to its customers. These services include comprehensive implementation and consulting services, user training and ongoing maintenance and support. The Company believes that its reputation for providing high quality services and its ability to work directly with its customers, rather than through third-party resellers and system implementors, are significant competitive advantages. Deltek's implementation management and other consulting services are generally charged on a time and materials basis. Classroom education and training is charged on a per class basis. Telephone support and periodic product enhancements and updates are provided for maintenance fees that are payable quarterly.

         Implementation and Consulting Services. Deltek provides a full range of consulting, training and technical services to customers both during and after implementation of Deltek software. Since its inception, the Company's staff of system consultants has been directly involved with over 2,300 installations. Deltek's system consultants are involved in the important early planning and design stages of each implementation, participate in user training, and work closely with the customer during the two to six-month period just before and after the "going live" date. After the implementation is completed, Deltek's consultants typically maintain an ongoing relationship with the customer and assist the customer in refining its systems and adding functionality as its business grows and its requirements change.

         Telephone Support. Deltek provides comprehensive telephone support during business hours as well as supplemental emergency support after hours and on weekends. Deltek utilizes a sophisticated in-house support tracking system which enables call, problem and resolution tracking. Deltek also maintains an "open phone" policy whereby customers are encouraged to contact any supervisor or senior manager at Deltek for any reason. Deltek typically handles between 250 and 450 support calls per day.

         Training Classes. Deltek operates training facilities at its McLean, Virginia headquarters and at its offices in San Jose, where it provides regularly scheduled training classes on over 25 topics related to the Company's products to supplement training that its customers receive in connection with their initial system installation. Deltek maintains system laboratories at its training facilities which are available for customer use for testing, benchmarking and troubleshooting. Deltek also offers custom, on-site training classes.

         Product Updates and Enhancements. Since its inception, Deltek has provided periodic updates and enhancements to each of its software products. Typically, the Company provides several minor updates per year, which include system error corrections, tax table updates and other minor enhancements, and new version releases periodically, which include major enhancements and changes to the database design. These product updates and enhancements are provided at no additional charge for customers who purchase support and maintenance services.

         Client/Server Technical Services. To address the challenges that many companies face when implementing a client/server system, Deltek provides client/server and database consulting services together with turnkey hardware and third-party database and operating system software. Deltek believes these services provide a significant benefit to its customers by streamlining their system implementation and providing a complete, turnkey solution.

         Custom Solutions. From time to time, customers require custom modifications to the Company's software or a custom interface to an in-house application. Deltek provides custom programming services through its Custom Solutions Group to assist customers with these needs.

         Web Site Services. Deltek provides several other support services in conjunction with its Web site. Customers may utilize the Web site to download revised software programs and documentation, to communicate with other customers and Deltek's employees, and to join Deltek user groups. These services are provided at no additional charge, as a part of the Company's support and maintenance program.

CUSTOMERS

         Since its inception, the Company has approximately 2,000 customers representing a wide range of project-oriented organizations of all sizes, predominately in the United States. No customer accounted for more than 10% of the Company's total revenues in 1995, 1996 or 1997. The following is a representative list of the Company's customers over the last three years who are currently receiving support and maintenance services: Boeing Information Services, Inc., Computer Sciences Corporation, Coopers & Lybrand, LLP, DynCorp, KPMG Peat Marwick LLP, Lear Astronics Corp., Lockheed Martin Corp., Monterey Bay Aquarium Research Institute, Orbital Sciences Corporation, TRW Environmental Safety Systems, Inc., VSE Corporation and Xerox Corporation.

SALES AND MARKETING

         The Company sells its products and services through its direct sales force. As of December 31, 1997, the Company's sales organization consisted of 29 full-time sales personnel, based at the Company's corporate headquarters in McLean, Virginia and at its offices in Denver, Colorado and San Jose, California.

         The Company's sales cycle begins with the generation of a sales lead or the receipt of a request for proposal. Sales leads are generated by direct mailing to potential customers in selected markets, as well as through advertising, seminars and trade shows. The Company's sales personnel work closely with prospective customers to understand their reasons for undertaking a system change and to identify their specific business and system requirements. They then provide prospective customers with information regarding the capabilities and benefits of the Company's products and to assist in planning for the system implementation. The licensing and implementation of the Company's business software products is often a decision with significant enterprise-wide implications involving a substantial commitment of the customer's management attention and resources. The period between initial customer contact and the customer's purchase commitment is often lengthy and typically ranges from 3 to 18 months. Accordingly, the Company's sales process is subject to delays associated with a lengthy evaluation and approval process that typically accompanies major initiatives or capital expenditures, including delays over which the Company has little or no control.

         Deltek's strategy is to maintain and strengthen relationships with its existing customers through the provision of these services and to derive additional software licensing and consulting revenues as these companies grow and their requirements change. An important element of the Company's strategy is to license its Costpoint products to existing System 1 users as these customers reengineer their information systems and migrate to new client/server business software solutions. In support of its efforts to market additional products and services to its existing customer base, the Company conducts on-going customer communications programs and national user conferences every 18 to 24 months.

         The Company's strategy is to expand its sales and marketing activities to target project-oriented organizations in additional markets. Deltek's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting, training and retaining additional sales, sales support and marketing personnel. In the future, the Company may seek to develop third-party distribution channels and use third-party consultants to provide implementation consulting services. There can be no assurance that the Company would be successful in establishing such third party arrangements, that any such expansion of the Company's sales and support capabilities would result in increased revenues, or that the resulting reduction in the Company's direct involvement with its customers would not adversely affect its competitive position.

PRODUCT DEVELOPMENT

         The Company utilizes a team approach to product development. Deltek's product development is generally organized into teams of 6 to 12 developers who handle a particular product area, a group of programs or functions, or a new development area. Each development team includes one or more subject matter experts who are instrumental in the design of each new module and capability. Following the completion of high-level design, the development team receives assistance from Deltek's database design team which helps with the important step of designing or making changes to the relational database architecture. Throughout the development process, and particularly when the initial programming has been completed, quality assurance team members provide testing and analysis to ensure that the application has been developed using standards and functions appropriate to its design and purpose. Deltek's Object, Class, and Technology group supports each development group and focuses on development, enhancement and maintenance of the object-oriented product development tools used throughout the development process. Deltek utilizes a sophisticated in-house system for tracking the development process, for program check-in and check-out, for version control, and for system error and bug tracking.

         A significant portion of the development related to the Costpoint product line is conducted using a fourth generation client/server development tool called SQLWindows which the Company licenses from Centura. See "Proprietary Rights and Licenses." Using this tool, the Company has developed a number of reusable objects and classes to better facilitate development. In order to optimize performance for process intensive functions in Costpoint, such as project costing and billing applications, the Company makes extensive use of database stored procedures which enable specific applications to operate much faster with considerably less network traffic. C++ programming is also used throughout Costpoint in various situations to improve performance and functionality.

         The Company's product development groups are currently focused on enhancements and customary error corrections to existing versions, and development of future versions of Costpoint, Electronic Timesheet and Allegro and a Windows-based version of System 1. During 1997 full support for Windows NT on the client PC, Support for the Microsoft SQL Server database, additional material management modules, enhanced functionality for specific project-oriented industries and the capacity to handle a single foreign currency were developed for Costpoint. Development efforts relating to Electronic Timesheet for a client/server-based version and further expansion of Internet and intranet timekeeping capabilities resulted in the Beta version of ET Version 3.0 shipped in January 1998, with general release planned for the second quarter of 1998. Allegro development is currently focused on developing interfaces that will allow Allegro to be fully integrated with the Company's Costpoint and System 1 products. There can be no assurance that the Company will be successful in completing the development of these or other new products and enhancements or that any new product or enhancement that it may introduce will achieve market acceptance.

         The Company intends to continue making substantial investments in product development to address advancements in technology, respond to changing customer requirements, extend the functionality of its current products and expand its product line.

         The Company's software development expenses, exclusive of certain development costs which have been capitalized, were $4.9 million, $6.7 million and $9.5 million in 1995, 1996 and 1997, respectively. As of December 31, 1997, the Company had 138 employees engaged in product development and quality assurance activities.

COMPETITION

         The business application software market, including the market for client/server-based business software systems, is intensely competitive and rapidly changing. Deltek's products are targeted toward a wide range of project-oriented organizations, and the competition that the Company encounters varies depending upon the customer's size, industry and specific system requirements. For larger Costpoint implementations, the Company's principal competitors include Oracle, PeopleSoft and SAP. For smaller and medium-size Costpoint and System 1 implementations, the Company's competitors include Great Plains Software, Inc., Harper and Shuman, Inc., Maxwell Business Systems, Inc., Platinum Software Corporation, Solomon Software, State of the Art, Inc. and Timberline Software Corporation, some of which offer industry-specific products. Electronic Timesheet competes with electronic timekeeping systems offered by vendors including TIMESLIPS Corporation and Kronos, Inc. The Company also faces indirect competition from systems developed by the internal MIS departments of large organizations.

         Deltek believes that competition in the rapidly evolving markets for business application software is based primarily on product features and functions, product architecture, ease of implementation, vendor and product name recognition and reputation, customer service and support, and price. Deltek believes that it has competed effectively to date on the basis of these factors, and, particularly that its product and marketing focus on the unique needs of project-oriented organizations and its reputation for high quality service and support, its ability to work directly with its customers (rather than through third-party resellers and system implementors) and its ability to provide rapid implementations have constituted competitive advantages.

         Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. In addition, certain competitors, particularly Oracle, PeopleSoft and SAP, have well-established relationships with the Company's current and prospective customers and with major accounting and consulting firms that may have an incentive to recommend such competitors over the Company. Further, because the Company's products run on RDBMS and Oracle has the largest market share for RDBMS software, Oracle may have a competitive advantage in selling its application products to its installed RDBMS customer base. Furthermore, as the client/server computing market develops, companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company. In addition, as the Company attempts to penetrate other strategic vertical markets, it will likely encounter competitors with substantially more experience in those markets.

         There can be no assurance that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing or new competitors entering the markets for its products. In addition, increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS AND LICENSES

         The Company's success and ability to compete is dependent in part upon its proprietary software. Deltek relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to establish and protect its rights in its software. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy, design around or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position. Deltek believes, however, that because of the rapid rate of technological change in the software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

         The Company licenses its products to customers under license agreements which are generally in standard form, although each license is individually negotiated and may contain variations. Deltek's standard license agreement allows the customer to use the Company's products solely on the customer's computer equipment for the customer's internal purposes, and the customer is generally prohibited from sublicensing or transferring the products. The license agreements generally provide that the Company's warranty for its products is limited to correction or replacement of the affected product and that the Company will refund the applicable license fee if the customer is not satisfied with the product for any reason, sets forth the reasons for dissatisfaction, requests the refund prior to the end of the applicable refund period (normally 60 to 90 days) and returns all copies of the product to the Company. Deltek's standard license agreement also includes a confidentiality provision protecting proprietary information relating to the Company's products.

         The Company's products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, the Company has licensed certain of its products in source code (human-readable) form, subject to customary protections such as use restrictions and confidentiality agreements. In addition, customers can be beneficiaries of a master source code escrow, pursuant to which the source code for Costpoint and System 1 products will be released to end users in the event the Company or its assignee is unable or unwilling to continue to support these products. The provision of source code to the Company's customers may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

         The Company licenses from third parties, generally on a nonexclusive basis, certain software development tools that the Company utilizes in the development of its products and certain application software that the Company incorporates into its products. Third parties also license to the Company or its customers certain relational database software used in conjunction with the Company's products. See "Business -- Products -- Third-Party Products." Accordingly, the Company is dependent upon such third parties' abilities to deliver quality products, to correct errors, to support their current products, to develop new and enhanced products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. Should these third-party development tools or software products become unavailable, or should their developers fail to adequately support or enhance them, the Company would be required to rewrite its products using different development tools or replace the functionality provided by the third-party software currently used in and licensed with its products. Although the Company believes that other development tools and application and database software with comparable functionality are currently available from other third parties, there can be no assurance that replacement products could be obtained when needed. In addition, there can be no assurance that the Company could successfully rewrite its products using different development tools or that it would not encounter substantial delays in doing so. The inability to rewrite its products using different development tools on a timely and cost-effective basis or the loss of, or any significant delay in the replacement of, the functionality provided by the third-party software could have a material adverse effect on the Company's business, operating results and financial condition. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

         There are currently no claims pending against the Company relating to the infringement of any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. Deltek expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or cause delays in the delivery or implementation of the Company's products. In addition, such claims could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

EMPLOYEES

         As of December 31, 1997, the Company had 353 full-time employees, including 138 employees primarily engaged in product development and quality assurance, 160 in customer support and training activities, 36 in sales and marketing, and 19 in finance and administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. Deltek has never experienced a work stoppage and believes its employee relations are good.

         The success of the Company depends in large part upon its ability to recruit and retain exceptional employees, particularly highly skilled product developers and system consultants. Deltek will likely experience significant competition and difficulties in recruiting such personnel.

ITEM 2.  PROPERTIES

         Deltek's corporate headquarters, its principal administrative, product development, sales and marketing operations and its principal customer training center are located in 71,747 square feet of office space in a building in McLean, Virginia which the Company occupies under leases expiring in March 2002, subject to the Company's right to extend the lease term by one or three years. The annual lease rate on 60,329 square feet increased to $20.57 per square foot in April 1998 and 2.75% each year thereafter. The additional space of 11,418 square feet taken over during 1997 and the first quarter of 1998 have annual lease rates ranging from $20.02 to $27.00 per square foot. The Company has an option to lease an additional 16,493 square feet of space at an annual lease rate of $26.50 beginning after January 1, 1999. Deltek also leases approximately 4,124 square feet in Denver, Colorado, at an annual lease rate of $19.50 per square foot, under a lease expiring on January 31, 2001 and 4,855 square feet in San Jose, California, at an annual lease rate of $23.45 per square foot, under a lease expiring in January 2002. Deltek believes that its existing facilities and offices are adequate to meet its current needs and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since February 25, 1997, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "DLTK." The high and low per share sales prices for the Company's Common Stock, as reported on the Nasdaq National Market, are as follows:

         1997                               High             Low
         ----                               ----             ---
         First Quarter (1)                 $11.13           $8.75
         Second Quarter                     17.875           7.25
         Third Quarter                      22.50           14.00
         Fourth Quarter                     21.00           14.00

---------------------
(1) The First Quarter 1997 figure is from February 25, 1997.

         On March 16, 1998, the closing price for the Company's Common Stock was $19.25 per share and the Company had approximately 75 shareholders of record. Management believes there are approximately 1600 beneficial holders of the Company's Common Stock and has been advised that there are 101 individual participants holding approximately 36% of the outstanding Common Stock pursuant to security position listings furnished by Cede & Co., New York, New York, registered clearing agency and depository.

         As a former S Corporation, the Company had historically made substantial cash distributions to its shareholders, including in connection with the termination of the Company's S Corporation status in February 1997. Currently, however, the Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any further cash dividends on its Common Stock in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors of the Company, from time to time, in light of conditions then existing, including, among other things, the Company's results of operations, financial condition and requirements, business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with Item 7 of this report ("Management's Discussion and Analysis of Financial Condition and Results of Operations") and the financial statements and the notes thereto included elsewhere herein. The statement of operations data set forth below with respect to the years ended December 31, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this report. The statement of operations data set forth below with respect to the years ended December 31, 1993 and 1994 and the balance sheet data as of December 31, 1993, 1994 and 1995 are derived from audited financial statements not included in this report. The pro forma statement of operations data set forth below do not purport to be indicative of the results of operations that would have occurred had the termination of the Company's S Corporation status occurred at December 31, 1992.

                                                                        YEAR ENDED DECEMBER 31,
                                                                1993      1994     1995   1996(1)      1997
                                                                ----      ----     ----   ----         ----
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
License fees  . . . . . . . . . . . . . . . . . . . . . . .     $7,551     $7,360   $9,720  $12,545   $17,415
Services  . . . . . . . . . . . . . . . . . . . . . . . . .     10,093     12,545   15,154   20,362    29,316
Third-party equipment and software  . . . . . . . . . . . . .    1,773      1,451    1,975    1,873     2,051
                                                                 -----      -----    -----    -----     -----

         Total revenues . . . . . . . . . . . . . . . . . . .   19,417     21,356   26,849   34,780    48,782

Operating Expenses:
Cost of software  . . . . . . . . . . . . . . . . . . . . . .      665        766      893    1,318     1,764
Cost of services  . . . . . . . . . . . . . . . . . . . . . .    3,611      4,171    5,151    8,043    11,980
Cost of third-party equipment and software  . . . . . . . . .    1,298      1,054    1,580    1,536     1,690
Software development  . . . . . . . . . . . . . . . . . . . .    3,931      3,877    4,934    6,674     9,539
Sales and marketing.  . . . . . . . . . . . . . . . . . . . .    1,538      1,852    2,743    3,460     4,767
General and administrative  . . . . . . . . . . . . . . . . .    1,285      1,593    1,875    2,283     2,522
Acquisition costs.  . . . . . . . . . . . . . . . . . . . . .       --         --       --       --       320
Stock option compensation.  . . . . . . . . . . . . . . . . .       --         --       --      867        --
Purchased in-process research and development.  . . . . . . .       --         --       --      394        --
                                                                    --         --       --      ---        --

         Total operating expenses . . . . . . . . . . . . . .   12,328     13,313   17,176   24,575    32,582

Income from operations  . . . . . . . . . . . . . . . . . . .    7,089      8,043    9,673   10,205    16,200
Interest income.  . . . . . . . . . . . . . . . . . . . . . .      242        257      393      382       746
                                                                   ---        ---      ---      ---       ---

Income before income taxes  . . . . . . . . . . . . . . . . .    7,331      8,300   10,066   10,587    16,946
Provision for income taxes  . . . . . . . . . . . . . . . . .       51         65       45       93     5,634
                                                                    --         --       --       --     -----
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .   $7,280     $8,235  $10,021  $10,494   $11,312
                                                                ======     ======  =======  =======   =======

PRO FORMA STATEMENT OF OPERATIONS DATA (UNAUDITED)(2):
Income tax provision  . . . . . . . . . . . . . . . . . . . .   $2,787     $3,156   $3,827   $4,131    $6,516
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .    4,544      5,144    6,239    6,456    10,430
Net income per share(3).  . . . . . . . . . . . . . . . . . .    $0.29      $0.33    $0.40    $0.41     $0.61
Weighted average shares outstanding(3)  . . . . . . . . . . .   15,424     15,368   15,552   15,560    17,177

                                                                                DECEMBER 31,
                                                                1993      1994     1995      1996      1997
                                                                ----      ----     ----      ----      ----
                                                                             (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities  . . . . . .   $3,364     $3,915   $7,521   $8,333  $25.221
Working capital.  . . . . . . . . . . . . . . . . . . . . . .    4,115      4,024    5,003    6,879   19,428
Total assets  . . . . . . . . . . . . . . . . . . . . . . . .    8,483     11,506   18,083   20,202   42,724
Total shareholders' equity  . . . . . . . . . . . . . . . . .    5,765      6,803    8,849   11,486   24,752
Cash dividends declared.  . . . . . . . . . . . . . . . . . .    6,647      7,186    8,011    9,265   14,014

----------------

(1) Exclusive of the non-recurring, non-cash charges for stock option compensation and purchased in-process research and development, income from operations, net income, pro forma net income and pro forma net income per share would have been $11.5 million, $11.8 million, $7.2 million and $0.46, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 9 of Notes to Financial Statements.

(2) Prior to February 1997, the Company elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if the Company had not elected S Corporation status for the periods indicated. See "Prior S Corporation Status" and Note 1 of Notes to Financial Statements.


(3) See Note 1 of Notes to Financial Statements for a description of the computation of weighted average shares outstanding and pro forma income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following information should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. Except for historical information, certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. These forward-looking statements are subject to various risks and uncertainties, including the demand for products, the size and timing of specific sales, the level of product and price competition, the length of sales cycles, economic conditions, and the Company's ability to develop and market new products and control costs. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

OVERVIEW

         Deltek designs, develops, sells and supports a family of integrated software products that provide project-oriented businesses with tools to more effectively manage, operate and grow their operations. From 1985 through 1994, substantially all of the Company's revenues were derived from licenses of its DOS-based System 1 business software, designed specifically for use by organizations having contracts with the federal government, and services related to the implementation, support and maintenance of System 1. In 1992, the Company began development of its current flagship product, Costpoint, which was commercially released in June 1995. Costpoint is a client/server-based, enterprise-level business software system, consisting of over 25 integrated module applications which span financial accounting, project accounting, human resource and payroll administration, materials management and reporting. Through December 31, 1997, the Company had licensed approximately 362 Costpoint systems that had been implemented or were in the process of being implemented. Deltek also provides a full range of consulting and maintenance services to assist its customers with system implementation and integration and to provide training and ongoing support for the Company's software products.

         The Company's revenues consist of fees derived from the licensing of its software products, service revenues from consulting and support services, and revenue from the resale of third-party equipment and the sublicensing of third-party software. The Company typically grants its customers the right to return its software products for a refund of the license fee during a refund period which is generally 60 to 90 days from the date of the license agreement, although the Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. The Company recognizes license fees from its System 1 and Electronic Timesheet products upon delivery, whereas Costpoint license fees are recognized upon the expiration of the applicable refund period and are recorded as deferred revenue until recognized. Because of its customers' refund rights and the varying length of applicable refund periods, deferred revenue at the end of a quarter does not necessarily reflect revenue which the Company will recognize in the succeeding quarter. Licensing of the Company's software results in revenues from related consulting services and ongoing support. Implementation and other consulting services are provided on a time and materials basis, billed monthly or semi-monthly and recognized as the services are performed. Telephone support and periodic enhancements and updates are provided for maintenance fees that are payable quarterly and initially represent between 15% and 20% of the related software license fee on an annual basis. Revenue from quarterly maintenance and support service is recognized over the term of the support. Revenue from third-party equipment and software is derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company's systems and is generally recognized on delivery. The Company derives substantially greater profit margins from license fees than from service revenues or from third-party equipment and software. The mix of revenues among the three components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Over the past five years, the percentage of the Company's total revenues represented by service revenues has increased, and anticipates that it will continue to do so. Should lower margin service revenues or revenues from third-party equipment and software increase in the future as a percentage of total revenues, the Company's margins and income from operations could be adversely affected.

         During 1994 and 1995, the Company capitalized a greater amount of its software development expenses than it had in previous years due to the development of Costpoint. Upon the commercial release of Costpoint in June 1995, the Company ceased capitalizing costs related to the development of core Costpoint modules and began amortizing previously capitalized costs related to such development. Since June 1995, the Company has only capitalized software development costs related to the development of new Costpoint modules and Web E.T.

         In June 1996, the Company amended its 1987 Employee Stock Option Plan to change the exercise price of future options to be granted thereunder from a formula price based on book value to the fair market value of the underlying Common Stock. As a result, the Company recorded a non-recurring, non-cash charge to operations in the amount of $867,000, representing the aggregate difference between the exercise price of outstanding vested options and the appraised market value of the underlying Common Stock at June 30, 1996. In December 1996 the Company granted options to purchase common stock under the Employee Time Accelerated Option Plan at an exercise price below fair market value. Additional compensation charges of $268,000 have been recorded for the year ended December 31, 1997, and an additional $452,000 will be recorded in the future periods, as outstanding options continue to vest under these plans. See Note 9 of Notes to Financial Statements.

         In September 1996, the Company acquired substantially all of the assets of The Allegro Group, Inc. in exchange for 102,000 shares of the Company's Common Stock. A portion of the acquired assets represented research and development that was in process at the time of the acquisition. The Company is performing additional development work to integrate the Allegro product with the Costpoint product line. The Company allocated $394,000 to this in-process research and development, resulting in a non-recurring, non-cash charge to operations in the third quarter of 1996. See Note 2 of Notes to Financial Statements.

         Since 1987, the Company has elected to be treated for federal and certain state income tax purposes as an S Corporation under Subchapter S of the Code. As a result, the Company's earnings for prior tax years and through February 24, 1997 have been taxed, with certain exceptions, for federal and certain state income tax purposes directly to the Company's shareholders rather than to the Company. The Company terminated its S Corporation status on February 25, 1997 (the "Termination Date"). The Company and the Subchapter S shareholders have entered into an agreement which provides for income taxes attributable to periods prior to the Termination Date to be borne by the Subchapter S shareholders and for income taxes attributable to periods beginning on and after the Termination Date to be borne by the Company. See "Certain Transactions." In connection with the distribution of previously taxed S Corporation earnings in the form of a dividend (the "S Corporation Distribution"), the Company has paid from cash flow from operations S Corporation Distribution in an aggregate amount of approximately $13.6 million in 1997 with an additional amount of approximately $400,000 to be paid in 1998. None of the proceeds of the initial public offering have been used to pay the S Corporation Distribution. The termination of the Company's S Corporation status on the Termination Date has resulted in current deferred tax assets and liabilities which are recorded in the financial statements for the year ended December 31, 1997. Had the Company terminated its S Corporation status as of December 31, 1996, the deferred tax liability and related charge would not have been material.

RESULTS OF OPERATIONS

         The following table sets forth certain historical and pro forma statements of operations data as a percentage of total revenues for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              1995     1996(1)    1997
                                                                              ----     -----      ----
STATEMENT OF OPERATIONS DATA:
Revenues:
License fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36.2%      36.1%      35.7%
Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56.4       58.5       60.1
Third-party equipment and software  . . . . . . . . . . . . . . . . . . .     7.4        5.4        4.2
                                                                              ---        ---        ---
           Total revenues . . . . . . . . . . . . . . . . . . . . . . . .   100.0      100.0      100.0

                                                                               YEAR ENDED DECEMBER 31,
                                                                              1995      1996(1)    1997
                                                                              ----     -----       ----
Operating Expenses:
Cost of software  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.3        3.8        3.6
Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19.2       23.1       24.6
Cost of third-party equipment and software  . . . . . . . . . . . . . . .     5.9        4.4        3.5
Software development  . . . . . . . . . . . . . . . . . . . . . . . . . .    18.4       19.2       19.6
Sales and marketing.  . . . . . . . . . . . . . . . . . . . . . . . . . .    10.2        9.9        9.8
General and administrative  . . . . . . . . . . . . . . . . . . . . . . .     7.0        6.7        5.0
Acquisition costs.  . . . . . . . . . . . . . . . . . . . . . . . . . . .      --         --        0.7
Stock option compensation.  . . . . . . . . . . . . . . . . . . . . . . .      --        2.5         --
Purchased in-process research and development.  . . . . . . . . . . . . .      --        1.1         --
                                                                               --        ---         --
           Total operating expenses . . . . . . . . . . . . . . . . . . .    64.0       70.7       66.8

Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . .    36.0       29.3       33.2
Interest income.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.5        1.1        1.5
                                                                              ---        ---        ---
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .    37.5       30.4       34.7
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . .     0.2        0.3       11.5
                                                                              ---        ---       ----

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37.3%      30.1%      23.2%
                                                                             =====      =====      =====

PRO FORMA STATEMENT OF OPERATIONS DATA:
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . .    14.3%      11.8%      13.4%
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23.2       18.6       21.4

---------------------------
(1) Exclusive of the non-recurring charges for stock option compensation and purchased in-process research and development, income from operations, net income and pro forma net income for 1996 would have been 33.0%, 33.8% and 20.8%, respectively, of total revenues.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         License Fees. License fees for 1997 increased by 38.8% to $17.4 million from $12.5 million for 1996. License fees comprised 35.7% of the Company's total revenues for 1997, compared to 36.1% for 1996. The increase in license fees was principally attributable to Costpoint which was commercially released in June 1995. Costpoint license fees increased by 51.9% to $11.7 million for 1997 from $7.7 million for 1996, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. The increase in Costpoint license fees was partially offset by a 7.5% decrease in license fees for System 1 products to $3.5 million from $3.8 million in 1996, as both the number of systems licensed and the average system size declined. License fees for Electronic Timesheet increased by 82.8% to $1.8 million from $1.0 million in 1996.

         Services. Service revenues for 1997 increased by 44.0% to $29.3 million from $20.4 million for 1996. Service revenues comprised 60.1% of the Company's total revenues in 1997, compared to 58.5% for 1996. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 77.9% to $10.1 million for 1997 from $5.7 million for 1996. Maintenance, support and other service revenues increased by 30.7% to $19.2 million from $14.7 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for 1997 increased by 9.5% to $2.0 million from $1.9 million for 1996. Revenue from third-party equipment and software comprised 4.2% of the Company's total revenues in 1997, compared to 5.4% in 1996. This decline in the percentage of total revenues was due primarily to the increases in license fees and service revenues in 1997.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for 1997 increased by 33.8% to $1.8 million from $1.3 million for 1996. This increase was attributable to increased amortization of software development and to increased sales of Costpoint resulting in higher royalty and maintenance payments to third parties. Amortization of software development for 1997 increased to $689,000 from $579,000 for 1996. This increase reflects the impact of additional amortization related to software modules that were released for sale during 1997.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for 1997 increased by 48.9% to $12.0 million from $8.0 million for 1996. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. In addition, reimbursed travel expenses increased by $934,000 from the prior year due primarily to consulting activity related to Costpoint implementations. Also included in Cost of services for 1997 and 1996 were $566,000 and $283,000, respectively, related to the Company's national user conference. Cost of services represented 40.9% and 39.5% of service revenues for 1997 and 1996, respectively. The increase in cost of services as a percentage of service revenues reflected the Company's continued investment in implementation consultants and support personnel for servicing the increase in Costpoint clients.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the purchased costs of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for 1997 increased by 10.0% to $1.7 million from $1.5 million for 1996. Cost of third-party equipment and software products represented 82.4% and 82.0% of revenue from third-party equipment and software for 1997 and 1996, respectively. The increase in these costs as a percentage of related revenue was the result of continued competitive pressures on the sales prices for third party products.

         Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers to research, develop, support and maintain the Company's existing software product lines, enhance existing products and develop new products. Software development costs for 1997 increased by 42.9% to $9.5 million from $6.7 million for 1996. This increase was due primarily to increased personnel costs and related benefits and facilities costs. Software development costs represented 19.6% and 19.2% of total revenues for 1997 and 1996, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the personnel costs of the Company's sales and marketing organizations as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for 1997 increased by 37.8% to $4.8 million from $3.5 million for 1996. This increase was due primarily to increased personnel, advertising and trade show expenses. Sales and marketing expenses represented 9.8% of the Company's total revenues for 1997, compared to 9.9% for 1996.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for 1997 increased by 10.5% to $2.5 million from $2.3 million for 1996. This increase was due primarily to additional professional fees and expenses related to the Company's first year as a public company. General and administrative expenses represented 5.2% of the Company's total revenues for 1997, compared to 6.6% for 1996.

         Acquisition Costs. In September 1997, the Company recorded a non-recurring charge of $320,000 representing the cost associated with the acquisition of a private software company that was not consummated.

         Stock Option Compensation. In June 1996 the Company recorded a non-recurring charge to operations in the amount of $867,000 relating to stock option compensation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Overview."

         Purchased In-Process Research and Development. In September 1996, the Company recorded a non-recurring charge of $394,000 representing the value of in-process research and development acquired in connection with its acquisition of The Allegro Group, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Overview."

         Interest Income. Interest income results from investments and, to a lesser extent, from installment financing. Interest income for 1997 increased by 95.3% to $746,000 from $382,000 for 1996. The increase was due to higher average cash balances related to the Company's initial public offering and cessation of S Corporation dividend distributions as a result of going public.

         Pro Forma Income Tax Provision. The Company's pro forma effective tax rate for 1997 was 38.5%, compared to 39.0% for 1996. The reduction is primarily attributed to the amount of tax-exempt interest income earned in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         License Fees. License fees for 1996 increased by 29.1% to $12.5 million from $9.7 million for 1995. License fees comprised 36.1% of the Company's total revenues for 1996, compared to 36.2% for 1995. The increase in license fees was principally attributable to Costpoint which was commercially released in June 1995. Costpoint license fees increased by 86.4% to $7.7 million for 1996 from $4.1 million for 1995, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. The increase in Costpoint license fees was partially offset by a 21.5% decrease in license fees for System 1 products to $3.8 million from $4.8 million in 1995, as both the number of systems licensed and the average system size declined. License fees for Electronic Timesheet increased by 21.5% to $1.0 million from $833,000 in 1995.

         Services. Service revenues for 1996 increased by 34.4% to $20.4 million from $15.2 million for 1995. Service revenues comprised 58.5% of the Company's total revenues in 1996, compared to 56.4% for 1995. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 82.3% to $5.7 million for 1996 from $3.1 million for 1995. Maintenance, support and other service revenues increased by 21.2% to $14.7 million from $12.1 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for 1996 decreased by 5.2% to $1.9 million from $2.0 million for 1995. Revenue from third-party equipment and software comprised 5.4% of the Company's total revenues in 1996, compared to 7.4% in 1995. This decline was due to the increases in license fees and service revenues in 1996.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for 1996 increased by 45.6% to $1.3 million from $893,000 for 1995. This increase was attributable to increased amortization and to increased sales of Costpoint resulting in higher royalty and maintenance payments to third parties. Amortization of software development for 1996 increased to $579,000 from $276,000 for 1995. This increase reflects 12 full months of amortization of Costpoint software development costs during 1996, compared to four months in 1995.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for 1996 increased by 56.1% to $8.0 million from $5.2 million for 1995. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. In addition, reimbursed travel expenses increased by $609,000 from the prior year due primarily to consulting activity related to Costpoint implementations. Costs for 1996 also included $283,000 related to the Company's national user conference in April 1996. Cost of services represented 39.5% and 34.0% of service revenues for 1996 and 1995, respectively. The increase in cost of services as a percentage of service revenues reflected the Company's investment in the initial implementations of Costpoint systems by providing consulting services to a number of customers at reduced fees or no charge and also reflected the increased reimbursed travel expenses which were billed with no mark-up and the national user conference for which customer billings approximated cost.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the purchased costs of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for 1996 decreased by 2.8% to $1.5 million from $1.6 million for 1995. Cost of third-party equipment and software products represented 82.0% and 80.0% of revenue from third-party equipment and software for 1996 and 1995, respectively. The increase in these costs as a percentage of related revenue was the result of several large sales of third-party equipment at volume discounts in connection with complex Costpoint implementations performed in early 1996.

         Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers to research, develop, support and maintain the Company's existing software product lines, enhance existing products and develop new products. Software development costs for 1996 increased by 35.3% to $6.7 million from $4.9 million for 1995. This increase was due primarily to increased personnel costs and related benefits and facilities costs, and a decline in capitalized software production costs, which occurred after the commercial release of Costpoint in June 1995. Software development costs represented 18.4% and 19.2% of total revenues for 1995 and 1996, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the personnel costs of the Company's sales and marketing organizations as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for 1996 increased by 26.1% to $3.5 million from $2.7 million for 1995. This increase was due primarily to increased personnel, advertising and trade show expenses. Sales and marketing expenses represented 9.9% of the Company's total revenues for 1996, compared to 10.2% for 1995.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for 1996 increased by 21.8% to $2.3 million from $1.9 million for 1995. This increase was due primarily to a $245,000 increase in bad debt expense as a result of the insolvency of a new customer. General and administrative expenses represented 6.7% of the Company's total revenues for 1996, compared to 7.0% for 1995.

         Stock Option Compensation. In June 1996, the Company recorded a non-recurring charge to operations in the amount of $867,000 relating to stock option compensation. See "-- Overview."

         Purchased In-Process Research and Development. In September 1996, the Company recorded a non-recurring charge of $394,000 representing the value of in-process research and development acquired in connection with its acquisition of The Allegro Group, Inc. See "-- Overview."

         Interest Income. Interest income results from investments and, to a lesser extent, from installment financing. Interest income for 1996 decreased by 2.8% to $382,000 from $393,000 for 1995. The reduction was due to lower average cash balances related to the timing and amount of S Corporation dividend distributions.

         Pro Forma Income Tax Provision. The Company's pro forma effective tax rate for 1996 was 39.0%, compared to 38.0% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations almost exclusively from cash flow from its operations. As of December 31, 1997, the Company had cash and cash equivalents of $10.3 million and working capital of $19.4 million.

         For the year ended December 31, 1997, the Company's operating activities provided net cash of $16.7 million, primarily as a result of income before depreciation and amortization, after including the non-cash charges for stock option compensation. In addition, the increase in accounts receivable was offset by a greater increase in deferred revenue and accounts payable and other accrued expenses. Accounts receivable, net of the allowance for doubtful accounts, were $8.8 million as of December 31, 1997, compared to $6.0 million as of December 31, 1996. Accounts receivable days sales outstanding was 55 days as of December 31, 1997, compared to 52 days as of December 31, 1996. The increase in deferred revenue reflects increased Costpoint license fees, for which revenue is recognized upon the expiration of the refund period. Exclusive of unbilled receivables which were recorded as deferred revenue, days sales outstanding was 36 days as of December 31, 1997, compared to 36 days as of December 31, 1996. While the Company believes that its allowance for doubtful accounts as of December 31, 1997 remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

         Investing activities utilized $16.9 million for the year ended December 31, 1997. This amount included $14.8 million in acquired marketable securities, $1.4 million in purchased property and equipment and $677,000 of capitalized software production costs for new Costpoint product modules.

         Financing activities for the year ended December 31, 1997 consisted primarily of $16.4 net proceeds from the Company's initial public offering, offset by $13.6 million in dividend and tax distributions to the Company's shareholders, and $1.2 million in common stock purchased and retired. The Company historically has distributed most of its profits as S Corporation dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

         The Company has a credit facility with a bank that will provide for a $1.0 million operating capital line of credit. To date no amounts have been drawn under the line of credit. Loans under this facility will be secured by substantially all of the Company's assets and will bear interest at the lender's prime rate.

         The Company believes that the net proceeds from its initial public offering completed in March 1997, together with existing sources of liquidity and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital expenditure requirements, as well as capital requirements for acquisitions, through at least 1998. However, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs in the future. There can be no assurance that additional financing will be available when required or, if available, will be on the terms satisfactory to the Company.

         SalesKit Acquisition.    In February 1998 the Company agreed to
acquire the assets of SalesKit Software Corporation ("SalesKit"), a provider of sales force automation and customer management software solutions. The purchase price consists of approximately $6 million in cash and stock warrants to purchase 130,000 shares of Deltek common stock at an exercise price of $22 per share, exercisable over a three year period. The acquisition, which is expected to close in the second quarter of 1998, will be accounted for as an asset purchase and is subject to customary closing conditions. The Company expects to write off a substantial portion of the acquisition costs relating to SalesKit's in process research and development costs in the second quarter of 1998.

         Year 2000 Compliance.   The Company's internal business information
systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers which are designed to be year 2000 compliant. However, the Company utilizes other third party vendor network equipment, telecommunication products and other third party software products which may or may not be year 2000
compliant.   The Company is actively engaged in researching any issues
presented by the year 2000 that may impact the Company and does not anticipate that year 2000 issues will materially impact its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those described in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable. The Company is a non-bank and non-thrift registrant with market capitalization on January 28, 1997 of less than $2.5 billion, and this report does not include financial statements for any fiscal year ending after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this Item is set forth below beginning on page F-1, and is incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report:

         1. Financial Statements: The financial statements listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report and incorporated herein by reference.

         2. Financial Statement Schedules: The financial statement schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report and incorporated herein by reference.

         3. Exhibits: The exhibits listed in the following Exhibit Index are incorporated herein by reference.

                                 EXHIBIT INDEX

Exhibit No.      Description of Exhibit
-----------      ----------------------
3.1(1)           Amended and Restated Articles of Incorporation of the Registrant.
3.2(1)           Amended and Restated Bylaws of the Registrant.
4.1(2)           Specimen Common Stock certificate of the Registrant.
10.1(1)          1987 Employee Stock Option Plan.
10.2(1)          Employee Time Accelerated Stock Option Plan (revised).
10.3(1)          1996 Stock Option Plan.
10.4(1)          1996 Employee Stock Purchase Plan.
*10.5(3)         OEM Software License Agreement by and between the Company and
                 Centura Software Corporation dated as of March 1, 1993, as amended.
*10.6(3)         Cognos Desktop OEM Agreement by and between the Company and
                 Cognos Corporation dated as of February 28, 1994, as amended.
*10.7(3)         Micro Focus OSX Application Vendor License Agreement by and
                 between the Company and Micro Focus Incorporated dated as of
                 June 10, 1993, as amended.
10.8(1)          Agreement of Lease by and between the Company and Tysons
                 Corner Limited Partnership, dated as of November 12, 1991, as amended.
10.9(1)          Agreement of Lease by and between the Company and Tysons
                 Corner Limited Partnership, dated as of November 12, 1992, as amended.
10.10(2)         Form of Indemnity Agreement for officers and directors.
10.11(2)         Form of Tax Indemnification Agreement.
10.12(2)         Seventh Amendment to Agreements of Lease by and between the
                 Company and Tysons Corner Limited Partnership, dated as of
                 December 17, 1997.
23.1             Consent of Arthur Andersen LLP.
27.1             Financial Data Schedule.

------------
(1) Incorporated by reference to the Company's Form S-1 filed on December 19, 1996, File No. 333-18247.

(2) Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed on January 28, 1997, File No. 333-18247.

(3) Incorporated by reference to the Company's Amendment No. 2 to Form S-1 filed on February 24, 1997, File No. 333-18247.

* This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Deltek Systems, Inc.
                          (Registrant)

March 30, 1998            By:    /s/ Kenneth E. deLaski
                                ---------------------------------------------
                                Kenneth E. deLaski, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 1998            By:    /s/ Kenneth E. deLaski
                                ---------------------------------------------
                                Kenneth E. deLaski, President, Chief Executive Officer, and Director

March 30, 1998            By:    /s/ Donald deLaski
                                ---------------------------------------------
                                Donald deLaski, Chairman of the Board of
                                Directors and Treasurer

March 30, 1998            By:    /s/ Alan R. Stewart
                                ---------------------------------------------
                                Alan R. Stewart, Chief Financial Officer
                                and Secretary

                          By:
                                ---------------------------------------------
                                Darrell J. Oyer, Director

March 30, 1998            By:    /s/ Charles W. Stein
                                ---------------------------------------------
                                Charles W. Stein, Director

March 30, 1998            By:    /s/ Robert E. Gregg
                                ---------------------------------------------
                                Robert E. Gregg, Director

                              DELTEK SYSTEMS, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                             Page
                                                                                             ----
Report of Independent Public Accountants                                                      F-2

Balance Sheets as of December 31, 1996 and 1997                                               F-3

Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997                 F-4

Statements of Changes in Shareholders' Equity for the Years Ended December
     31, 1995, 1996 and 1997                                                                  F-5

Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997                 F-6

Notes to Financial Statements                                                                 F-7

Report of Independent Public Accountants on Schedule                                          S-1

Schedule I - Valuation and Qualifying Accounts                                                S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Deltek Systems, Inc.:

         We have audited the accompanying balance sheets of Deltek Systems, Inc. (a Virginia corporation), as of December 31, 1996 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deltek Systems, Inc., as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN LLP

Washington, D.C.
January 27, 1998

                              DELTEK SYSTEMS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         DECEMBER 31,       DECEMBER 31,
                                                                            1996               1997
                                                                      ---------------    -----------------
                                              ASSETS
 Current assets:
   Cash and cash equivalents                                               $ 8,333            $10,272
   Marketable securities                                                         -             14,949
   Accounts receivable, net of allowance for doubtful
      accounts of $396 and $422, respectively                                5,995              8,825
   Inventories                                                                 209                 95
   Deferred income taxes                                                        --              1,992
   Prepaid expenses and other current assets                                 1,058              1,267
                                                                        ----------          ---------
           Total current assets                                             15,595             37,400
                                                                        ----------          ---------
 Furniture, equipment, and leasehold improvements, at cost,
   net of accumulated depreciation and amortization of
   $2,168 and $2,839, respectively                                           1,878              2,635
 Computer software development costs, at cost, net of
   accumulated amortization of $1,810 and $2,500,
   respectively                                                              2,591              2,579
 Other assets                                                                  138                110
                                                                        ----------          ---------
           Total assets                                                    $20,202            $42,724
                                                                        ==========          =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                                   $ 1,908            $ 4,043
   Accrued dividends payable                                                     -                400
   Income taxes payable                                                          -                573
   Deferred income taxes                                                        --              2,177
   Deferred revenue                                                          6,808             10,779
                                                                        ----------          ---------
           Total current liabilities                                         8,716             17,972
                                                                        ----------          ---------
 Commitments (Note 7)
 Shareholders' equity:
   Preferred stock, $0.001 par value per share; 2,000,000
      shares authorized; none issued or outstanding                              -                  -
   Common stock, $0.001 par value; 45,000,000 shares
      authorized; 15,167,250 and 17,019,162 shares issued
      and outstanding at December 31, 1996 and 1997,
      respectively                                                              15                 17
   Paid-in capital                                                           2,226             17,924
   Retained earnings                                                         9,965              7,263
                                                                        ----------          ---------
   Less - Unearned compensation                                                720                452
                                                                        ----------          ---------
           Total shareholders' equity                                       11,486             24,752
                                                                        ----------          ---------
           Total liabilities and shareholders' equity                      $20,202            $42,724
                                                                        ==========          =========

      The accompanying notes are an integral part of these balance sheets.

                              DELTEK SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                   1995            1996           1997
                                                               ----------       ---------      ---------
 Revenues:
   License fees                                                  $ 9,720          $12,545        $17,415
   Services                                                       15,154           20,362         29,316
   Third-party equipment and software                              1,975            1,873          2,051
                                                                --------         --------       --------
                                                                  26,849           34,780         48,782
                                                                --------         --------       --------
 Operating expenses:
   Cost of software                                                  893            1,318          1,764
   Cost of services                                                5,151            8,043         11,980
   Cost of third-party equipment and software                      1,580            1,536          1,690
   Software development                                            4,934            6,674          9,539
   Sales and marketing                                             2,743            3,460          4,767
   General and administrative                                      1,875            2,283          2,522
   Stock option compensation                                           -              867              -
   Acquisition costs                                                   -                -            320
   Purchased in-process research and development                       -              394              -
                                                                --------         --------       --------
           Total operating expenses                               17,176           24,575         32,582
                                                                --------         --------       --------
 Income from operations                                            9,673           10,205         16,200
 Interest income                                                     393              382            746
                                                                --------         --------       --------
 Income before income taxes                                       10,066           10,587         16,946
 Provision for income taxes                                           45               93          5,634
                                                                --------         --------       --------
 Net income                                                      $10,021          $10,494        $11,312
                                                                ========         ========       ========
 Basic net income per share                                      $  0.67          $  0.70        $  0.68
                                                                ========         ========       ========
 Diluted net income per share                                    $  0.64          $  0.67        $  0.66
                                                                ========         ========       ========
 Weighted average shares outstanding                              15,037           15,061         16,699
                                                                ========         ========       ========
 Weighted average shares outstanding, including
      dilutive effect of stock options                            15,552           15,560         17,177
                                                                ========         ========       ========
 Pro forma statement of operations data (unaudited):
   Income before provision for income taxes, as                  $10,066          $10,587        $16,946
 reported
   Income tax provision                                            3,827            4,131          6,516
                                                                --------         --------       --------
   Net income                                                    $ 6,239          $ 6,456        $10,430
                                                                ========         ========       ========
 Pro forma basic net income per share                            $  0.41          $  0.43        $  0.62
                                                                ========         ========       ========
 Pro forma diluted net income per share                          $  0.40          $  0.41        $  0.61
                                                                ========         ========       ========


        The accompanying notes are an integral part of these statements.

                              DELTEK SYSTEMS, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        UNREALIZED
                                    COMMON                                                GAIN ON                        TOTAL
                                    STOCK                     PAID-IN       RETAINED    MARKETABLE     UNEARNED      SHAREHOLDERS'
                                    SHARES      PAR VALUE     CAPITAL       EARNINGS    SECURITIES   COMPENSATION        EQUITY
                                 ------------  -----------   ---------     ---------    ----------   ------------    -------------
 Balance, December 31, 1994       15,018,750           $15     $       62     $  6,726        $   -        $     -         $  6,803
   Cash dividends                          -             -              -      (5,417)            -              -          (5,417)
   Accrued dividends payable               -             -              -      (2,594)            -              -          (2,594)
   Exercise of stock options          31,500             -             13            -            -              -               13
   Unrealized holding gain on
      Marketable securities                -             -              -            -           23              -               23
   Net income                              -             -              -       10,021            -              -           10,021
                                 ------------          ----  ------------  -----------  -----------  --------------  --------------
 Balance, December 31, 1995       15,050,250            15             75        8,736           23              -            8,849
   Cash dividends                          -             -              -      (9,265)            -              -          (9,265)
   Exercise of stock options          15,000             -              7            -            -              -                7
   Acquisition of the Allegro
      Group, Inc.                    102,000             -            408            -            -              -              408
   Unrealized holding gain on
      Marketable securities                -             -              -            -         (23)              -             (23)
   Conversion of book value
   Plan to fair value plan
   (Note 8)                                -             -          1,484            -            -          (468)            1,016
   Issuance of stock options               -             -            252            -            -          (252)                -
   Net income                              -             -              -       10,494            -              -           10,494
                                 ------------          ----  ------------  -----------  -----------  --------------  --------------
 Balance, December 31, 1996       15,167,250            15          2,226        9,965            -          (720)           11,486

 Cash dividends                            -             -              -     (13,614)            -              -         (13,614)
 Accrued dividends payable                 -             -              -        (400)            -              -            (400)
 Net proceeds from initial
   Public offering                 1,700,000             2         16,386            -            -              -           16,388
 Exercise of stock options           202,717             -            250            -            -              -              250
 Issuance of shares for
   Employee Stock Purchase
   Plan                               29,195             -            273            -            -              -              273
 Amortization of unearned
   Compensation                            -             -              -            -            -            268              268
 Net income                                -             -              -       11,312            -              -           11,312
 Purchase and retirement of
   stock                            (80,000)             -        (1,211)            -            -              -          (1,211)
                                 ------------          ----  ------------  -----------  -----------  --------------   -------------

 Balance, December 31, 1997       17,019,162           $17        $17,924     $  7,263         $  -         $(452)          $24,752
                                 ============          ====   ============  ===========  ===========   ==============   ===========




       The accompanying notes are an integral part of these statements.

                              DELTEK SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                          1995         1996        1997
                                                                       ---------    ---------  ---------
 Cash flows from operating activities:
   Net income                                                            $10,021      $10,494    $11,312
   Adjustments to reconcile net income to net cash provided by operating activities -
      Depreciation and amortization                                          665        1,116      1,399
      Compensation, noncash                                                    -          980        268
      Purchased research and development, noncash charge                       -          394          -
      Loss (gain) on disposal of fixed assets                                 13         (13)          -
      Accreted interest on marketable securities                            (61)           61       (186)
      Change in accounts receivable, net                                 (1,889)           47     (2,830)
      Change in prepaid expenses, inventories, and other
            current assets                                                  (15)        (593)        (95)
      Change in accounts payable and accrued expenses                        618          184      2,135
      Change in income taxes payable                                           -            -        573
      Change in deferred income taxes, net                                    --           --        185
      Change in deferred revenue                                           1,319        1,794      3,971
                                                                       ---------    ---------  ---------
           Net cash provided by  operating activities                     10,671       14,464     16,732
                                                                       ---------    ---------  ---------

 Cash flows from investing activities:
   (Purchase) sale of marketable securities                                (993)        3,067    (14,764)
   Purchase of property and equipment                                      (642)      (1,117)     (1,438)
   Capitalization of computer software development costs                 (1,105)        (622)       (677)
                                                                       ---------    ---------  ---------
           Net cash (used in) provided by investing activities           (2,740)        1,328    (16,879)
                                                                       ---------    ---------  ---------

 Cash flows from financing activities:
   Cash proceeds from initial public offering, net of offering
     costs                                                                     -            -     16,388
   Cash dividends paid to stockholders                                   (5,417)     (11,859)    (13,614)
   Cash proceeds from exercise of stock options                               13            7        250
   Cash proceeds from issuance of stock for employee                           -            -        273
     purchase plan
   Common stock purchased and retired                                          -            -     (1,211)
                                                                       ---------    ---------  ---------
           Net cash used in financing activities                         (5,404)     (11,852)      2,086
                                                                       ---------    ---------  ---------

 Net increase in cash and cash equivalents                                 2,527        3,940      1,939
 Cash and cash equivalents, beginning of year                              1,866        4,393      8,333
                                                                       ---------    ---------  ---------
 Cash and cash equivalents, end of year                                   $4,393       $8,333    $10,272
                                                                       =========    =========  =========
 Cash paid during the year for income taxes                               $   45       $   75    $ 4,876
                                                                       =========    =========  =========
 Supplemental Disclosure
   Allegro acquisition (Note 2)

        The accompanying notes are an integral part of these statements.

                              DELTEK SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Deltek Systems, Inc. (the "Company"), was incorporated in 1983 under the laws of the Commonwealth of Virginia. The Company designs, develops, sells and supports a family of integrated software products that provide project-oriented businesses with tools to manage, operate and grow their operations. The Company's family of software products consists of Costpoint, the Company's advanced client/server, enterprise-level business software system designed for project-oriented organizations; System 1, a DOS-based accounting and management system designed primarily for organizations providing goods and services under contracts with the federal government; Electronic Timesheet, an employee timekeeping system; and Allegro, a project and resource management tool.

Net Income Per Common Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement replaces the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of stock options. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts have been restated to conform to SFAS No. 128. No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income related to outstanding stock options.

         Pro forma net income is based on the assumption that the Company's S Corporation status was terminated at the beginning of each year. Dilutive net income per share is based on the weighted average equivalent shares outstanding during the period and assumes the dilutive effect of all options using the treasury stock method.

Management's Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

         The Company grants perpetual licenses under a standard license agreement. The Company historically has granted its customers the right to return its software products for a refund of the license fee during a refund period which is generally 60 to 90 days from the date of the license agreement, although the Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. The Company recognizes license fees from its System 1 and Electronic Timesheet products upon delivery, whereas Costpoint license fees are recognized upon the expiration of the applicable refund period and are recorded as deferred revenue until recognized (Note 6). For contracts that involve significant installment payments, the Company also evaluates whether fees are fixed and determinable. If the fees are not fixed and determinable, the Company defers the recognition of revenue until the payments become due. Implementation and other consulting services are provided on a time and materials basis, billed monthly or semi-monthly and recognized as the services are performed. Telephone support and periodic enhancements and updates are provided for maintenance fees that are payable quarterly and initially represent between 15% and 20% of the related software license fee on an annual basis. Revenue from quarterly maintenance and support service is recognized over the term of the support agreement, which is generally three months. Revenue from third-party equipment and software is derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company's systems and is generally recognized upon delivery.

         The American Institute of Certified Public Accountants (the "AICPA") recently issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, that supersedes SOP 91-1, Software Revenue Recognition. SOP 97-2 provides additional guidance to multiple elements: returns, exchanges, and platform transfer rights; resellers; services; funded software-development arrangements; and contract accounting. Implementation of SOP 97-2 is required for transactions entered into beginning after December 15, 1997. Management believes that SOP 97-2 will not have a material adverse financial impact on the Company.

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture, Equipment and Leasehold Improvements

         Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories consist principally of equipment purchased for resale and software user manuals.

Capitalized Computer Software Development Costs

         Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated lives of the products, which are generally five years. Amortization expense of approximately $276,000, $579,000, and $689,000 was recorded related to these costs during 1995, 1996, and 1997, respectively, and is included in cost of software.

Marketable Securities

         The Company accounts for its debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At acquisition, debt and equity securities are classified into three categories: held-to-maturity, available-for-sale, or trading. At each reporting date, the appropriateness of the classifications is reassessed.

         Included in the balance sheet at December 31, 1997 are marketable securities of approximately $14,949,000 that consist of investments in municipal bonds, money market accounts and floating rate bonds and are classified as available-for-sale and recorded at fair value. No unrealized gains or losses were incurred in 1997. No marketable securities were held by the Company at December 31, 1996.

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. Marketable securities consist primarily of investments in municipal bonds, money market accounts and floating rate bonds with original maturities at date of purchase beyond three months. The credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

Fair Value of Financial Instruments

         Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of current assets and current liabilities in the accompanying financial statements approximate fair value due to the short maturity of these instruments.

Income Taxes

         Prior to February 1997, the Company had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, income or loss was prorated among the stockholders and reported on their individual income tax returns. The accompanying statements include a provision for state income taxes prior to February 1997 related to certain states that do not recognize S Corporation status for state income tax purposes. Upon the Company's initial public offering, the Company became a C Corporation for federal and state income tax purposes.

         Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Impairment of Long-Lived Assets

         The Company complies with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company reviews its long-lived assets, including software development costs; property, plant, and equipment; identifiable intangibles; and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the

Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

2.       ALLEGRO ACQUISITION:

         On September 18, 1996, the Company acquired, in a tax-free exchange, from The Allegro Group, Inc. ("Allegro"), substantially all of the assets relating solely to Allegro's software business, and assumed certain related liabilities, in exchange for 102,000 shares of the Company's common stock, valued at $4.00 per share. The Company recorded the acquisition using the purchase method of accounting.

         Upon evaluation, the Company assigned approximately $130,000 to intangible assets and is amortizing this amount over five years. The Company assigned $394,000 to in-process research and development and expensed this amount. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The Company recorded approximately $140,000 in assumed liabilities of Allegro, primarily related to deferred consulting revenue.

         In addition, the Company entered into a three-year employment agreement beginning October 1, 1996, with the two principals of Allegro for a base salary and incentive compensation based upon revenue and profit growth of the Allegro division of the Company.

3.       ACCOUNTS RECEIVABLE:

         The Company periodically licenses its software to certain customers under monthly installment plans. Unbilled accounts receivable that relate primarily to installment sales were approximately $1,837,000 and $3,470,000 at December 31, 1996 and 1997, respectively. Installment plans extending longer than four months are generally interest-bearing.

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                            ---------------------
                                                              1996          1997
                                                            --------      --------
                                                               (IN THOUSANDS)
 Accrued wages and other employee benefits                   $1,045         $2,081
 Deferred rent credits                                           47            110
 Accounts payable and other accrued expenses                    816          1,852
                                                            -------       --------
                                                             $1,908         $4,043
                                                            =======       ========

5.       INCOME TAXES:

         In conjunction with the Company's initial public offering in February 1997, the Company changed from an S Corporation to a C Corporation for federal and state income tax purposes. As of December 31, 1995 and 1996, differences between the financial statement and tax basis of assets and liabilities in states not recognizing S Corporation status were insignificant. The provision for income taxes is summarized as follows:

                                                                 1997
                                                             ----------
Current:

Federal                                                          $4,688
State                                                               761
                                                             ----------
                                                                  5,449
                                                             ----------
Deferred:

Federal                                                             158
State                                                                27
                                                             ----------
                                                                    185
                                                             ----------
                 Tax provision                                   $5,634
                                                             ==========

         The income tax provision for continuing operations differs from that computed using the statutory federal income tax rate of 35% in 1997 for the following reasons:

Computed Statutory Amount                                  $5,931
Tax Exempt Income                                            (187)
State Income Taxes, net of federal tax benefit                495
Non-taxable income during S Corporation status               (644)
Other                                                          39
                                                          --------
                                                           $5,634
                                                          ========

The following table is a summary of the significant components of the Company's deferred tax assets and liabilities, and deferred provision for 1997.

                                                                                            1997
                                                                                          DEFERRED
                                                                    DECEMBER 31,         (PROVISION)
                                                                        1997               BENEFIT
                                                                  ----------------    ----------------
 Deferred tax asset:
      Deferred revenue                                                  $1,085              $1,085
      Employee compensation & benefits                                     226                 226
      Inventory                                                            300                 300
      Accrued expenses                                                     150                 150
      Non- cash compensation                                               181                 181
      Other                                                                 50                  50
                                                                  ------------        ------------
          Total deferred tax asset                                       1,992               1,992
                                                                  ------------        ------------
 Deferred tax liabilities:
      Depreciation                                                        (162)               (162)
      Cash to accrual change in tax accounting method                     (961)               (961)
      Computer software development costs                               (1,032)             (1,032)
      Other                                                                (22)                (22)
                                                                  ------------        ------------
          Total deferred tax liabilities                                (2,177)             (2,177)
                                                                  ------------        ------------
                  Net deferred tax liability                          $   (185)            $  (185)
                                                                  ============        ============

6.       DEFERRED REVENUE:

         The Company had deferred revenue of approximately $3,196,000 and $6,222,000 as of December 31, 1996 and 1997, respectively, attributable to the sales of licenses of Costpoint, related Electronic Timesheet and Allegro software. The revenue related to Costpoint will be recognized upon the expiration of the refund period, right of return, generally 60 to 90 days from the date of delivery, and the fulfillment of any significant vendor obligations (Note 1). Also included in deferred revenue is ongoing software support and consulting and training services.

7.       COMMITMENTS:

Office Space Lease

         The Company leases office space under noncancellable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $990,000 and $1,480,000 for the years ended December 31, 1996 and 1997, respectively. The Company's primary lease expires in March, 2002.

         As of December 31, 1997, the future minimum lease payments are as follows:

YEAR ENDING DECEMBER 31,       AMOUNT
------------------------       ------
                           (IN THOUSANDS)
1998                               $1,615
1999                                1,820
2000                                2,232
2001                                2,163
2002                                  525
Thereafter                              -
                               ----------
                                   $8,355
                               ==========

Profit-Sharing Plan

         The Company has a 401(k) profit-sharing plan covering all eligible employees. Employees are eligible to participate in the plan after they have completed six months of service. Once the eligibility requirement is satisfied, employees may become participants on the earlier of the first day of the plan year or the first day of the seventh month of the plan year coinciding with the employees' eligibility. Company contributions vest ratably over five years. The Board of Directors approved a contribution of 4% of eligible compensation for 1996 and 1997, respectively. The Company's contribution for 1996 was approximately $418,000. As of December 31, 1997, the Company had accrued $454,000 for the 1997 profit-sharing contribution.

8.       PREFERRED STOCK:

         The Company's Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. At present, the Company has no plans to issue any of the preferred stock.

9.       EMPLOYEE STOCK OPTION PLANS:

1987 Employee Stock Option Plan

         Prior to April 1, 1996, the Company's sole stock option plan was the 1987 Employee Stock Option Plan (the "Book Value Plan"), a nonqualified plan. Until June 1996, the exercise price of options granted under the Book Value Plan was based on the book value per share at the end of the fiscal year immediately preceding the grant, reduced by any dividends declared by the Company related to the previous year and the Company recorded compensation expense each year based on the change in the formula price per share. Options are exercisable over ten years, subject to a five-year vesting period. Options granted pursuant to the Book Value Plan are generally nontransferable.

         In June 1996, the Company amended the Book Value Plan to change the exercise price of future options to be granted thereunder from a formula price based on book value to the appraised fair market value of the underlying common stock. This amendment required the Company to pay the holder of a vested option the difference between the then appraised fair value of the common stock and the exercise price if the Company declined to permit the exercise of the option in order to maintain its S Corporation status. This amendment also resulted in changing the price paid for shares purchased by the Company upon the exercise of its right of first refusal or its repurchase right to the appraised fair market value of the common stock. As a result of these changes, the Company recorded a non-recurring, non-cash charge to operations in the amount of $867,000, representing the aggregate difference between the exercise price of outstanding vested options and $4.00 per share, the appraised market value of the underlying common stock at June 30, 1996. Additional compensation charges of $113,000 were recorded during the six months ended December 31, 1996, $217,000 during the year ended December 31, 1997, and up to an additional $251,000 of such charges will be recorded in future periods, as outstanding options continue to vest under this plan.

Employee Time Accelerated Stock Option Plan

         On April 1, 1996, the Company created the Employee Time Accelerated Stock Option Plan (the "Accelerated Plan"), under which 1,500,000 shares of common stock were reserved for issuance, and granted options thereunder to purchase 648,000 shares at an exercise price of $4.00 per share, the appraised value of the common stock on the date of grant. Since the exercise price of these options was equal to the appraised fair value of the common stock on the date of grant, the Company recorded no compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Originally these options vested 100% on January 1, 2004. However, upon the initial public offering of the Company's common stock, these options began vesting ratably over a five year period from the date of grant. The Company granted options to purchase 36,000 shares of the Company's common stock, at an exercise price of $4.00 per share, on December 1, 1996. As the options vest, the Company will record up to $252,000 in compensation expense, representing the aggregate difference between the $4.00 per share exercise price and $11.00, the offering price in the Company's initial public offering. The Company recorded $51,000 in compensation charges during 1997. In December 1996, the Board of Directors reduced the number of shares of common stock reserved for issuance under the Accelerated Plan to equal the number of shares issuable upon the exercise of options outstanding at December 10, 1996. At December 31, 1997, 571,084 options were outstanding and 106,684 options were exercisable under the Accelerated Plan.

1996 Stock Option Plan

         The Company's Board of Directors and the shareholders of the Company adopted a new 1996 Stock Option Plan (the "1996 Option Plan") in December 1996. A total of 900,000 shares of common stock have been reserved for issuance under the 1996 Option Plan. No options were granted under the 1996 Option Plan during the 1996 fiscal year. At December 31, 1997, 340,000 options were outstanding and no options were exercisable. The 1996 Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and for grants of nonstatutory options to employees, nonemployee directors and consultants.

         The exercise price of incentive stock options granted under the 1996 Option Plan must not be less than the fair market value of the common stock on the date of the grant, and the exercise price of nonstatutory options must not be less than 85% of the fair market value of the common stock on the date of the grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company's outstanding common stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the common stock on the date of the grant, and the term of the option must not exceed five years. The terms of all other options may not exceed 10 years.

1996 Employee Stock Purchase Plan

         The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in December 1996. A total of 400,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% percent of the lower of fair market value of the common stock on the first day of the offering period or the last day of the offering period. At December 31, 1997, 29,195 shares of common stock have been issued under the Purchase Plan.

Summary Activity

         The following table summarizes the activity of all the Company's stock option plans:

                                              NUMBER             PRICE
                                            OF SHARES          PER SHARE
                                            ---------          ---------
 Shares under option, December 31, 1994        319,500         0.249 - 0.443

   Options granted                             144,000             0.517
   Options canceled                           (24,000)         0.304 - 0.392
   Options exercised                          (31,500)         0.249 - 0.517
                                               -------

 Shares under option, December 31, 1995        408,000         0.249 - 0.517
                                               -------

   Options granted                             693,000             4.000
   Options canceled                           (27,000)         0.517 - 4.000
   Options exercised                          (15,000)         0.392 - 4.000
                                               -------

 Shares under option, December 31, 1996      1,059,000         0.249 - 4.000

   Options granted                             347,000         8.00 - 22.500
   Options canceled                           (74,800)         0.392 - 11.000
   Options exercised                         (202,716)         0.304 - 4.000
                                              --------

 Shares under option, December 31, 1997      1,128,484         0.249 - 22.500
                                             =========


         Of the options outstanding under the Book Value Plan at December 31, 1997, options to purchase 156,200 shares are immediately exercisable at exercise prices ranging from $0.249 to $0.517 per share.

         The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, effective for the Company's December 31, 1996 financial statements. The

Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e. the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                         1995             1996            1997
                                                     ------------   --------------   ------------
                                                                     (IN THOUSANDS)
 Net income before taxes, as reported                   $10,066         $10,587         $16,946
 Pro forma income tax provision                           3,824           4,068           6,513
 Pro forma compensation expense                               9             162             896
                                                     ----------     -----------      ----------
 Pro forma net income                                   $ 6,233         $ 6,357         $ 9,537
                                                     ==========     ===========      ==========
 Diluted earnings per share, as reported                  $0.40           $0.41           $0.61
 Diluted earnings per share, pro forma                    $0.40           $0.41         $  0.56

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995, 1996, and 1997, respectively; no dividend yield, expected volatility of 50%, 50% and 70%, risk-free interest rates of approximately 6.6%, 6.0% and 5.9%, respectively, and expected lives of seven years. The volatility was based on the volatility percentage of Deltek and comparable publicly traded companies since the Company does not have a sufficient history of stock transactions. Income taxes represent the assumed effective rate which the Company would pay if it had terminated its election as an S Corporation, net of any tax benefit for the incremental increase in pro forma compensation expense.

         In 1996, the Company remeasured the fair value of the Book Value Plan options due to the significant changes in the plan discussed above. Based on the Black-Scholes option-pricing model, at the remeasurement date, the 379,500 Book Value Plan options had a fair value of $3.73 per option in 1996, rather than a previous value of $0.31 per option. The incremental effect of this change on a pro forma basis was minimal as the cumulative pro forma compensation expense for the vested options was consistent with the $980,000 of compensation expense recorded by the Company in accordance with APB No. 25.

         Other than the remeasurement of the Book Value Plan, the only other pro forma compensation expense in 1996 related to the options issued under the Accelerated Plan which are expected to vest over five years. Based on the Black-Scholes option-pricing model, at the grant date the 679,500 options outstanding had a fair value of $2.43 per option.

10. QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following unaudited quarterly data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

                                                   MARCH 31,      JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                     1996           1996           1996            1996
                                                 -----------    -----------    -------------   --------------
 Net sales                                          $7,601         $7,567           $9,203       $10,409
 Gross profit                                        5,081          4,766            6,335         7,701
 Net income                                          2,401          1,071            2,815         4,207
 Pro forma net income                                1,492            661            1,728         2,575
 Pro forma basic net income per common share        $ 0.10         $ 0.04           $ 0.11       $  0.17
 Pro forma diluted net income per common share      $ 0.10         $ 0.04           $ 0.11       $  0.16

                                                   MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                     1997           1997            1997            1997
                                                 -----------    -----------    -------------   --------------
 Net sales                                          $10,538      $11,454          $12,580        $14,210
 Gross profit                                         7,305        7,623            8,518          9,902
 Net income                                           3,068        2,364            2,638          3,242
 Pro forma net income                                 2,186        2,364            2,638          3,242
 Pro forma basic net income per common share        $  0.14      $  0.14          $  0.15        $  0.19
 Pro forma diluted net income per common share      $  0.13      $  0.14          $  0.15        $  0.19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Deltek Systems, Inc.:


         We have audited in accordance with generally accepted auditing standards the financial statements of Deltek Systems, Inc. included in this Form 10-K and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP



Washington, D.C.
January 27, 1998

                                                                      SCHEDULE I


                              DELTEK SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                     Charged
                                  Beginning          Amounts            To           Ending
                                   Balance         Written Off       Expense         Balance
                                   ---------       -----------       --------        -------
  December 31, 1995:
     Bad-debt reserves.........      256              (503)             590            343

  December 31, 1996:
     Bad-debt reserves.........      343              (447)             500            396

  December 31, 1997:
     Bad-debt reserves.........      396              (174)             200            422

                                 EXHIBIT INDEX


Exhibit
Number           Description
------           -----------
23.1             Consent of Arthur Andersen LLP, Independent Auditors

27.1             Financial Data Schedule