Form 10-Q
period 1998-03-31
DELTEK SYSTEMS INC
filed 1998-05-14
CIK 1029299

                                UNITED STATES
                           SECURITIES AND EXCHANGE
                                  COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the quarterly period ended March 31, 1998

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-22001

                              DELTEK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Virginia                                         54-1252625
      (State of incorporation               (I.R.S. Employer Identification No.)
       or organization)

    8280 Greensboro Drive, McLean, Virginia                             22102
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

                          Yes X      No
                             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                Outstanding at March 31, 1998

Common Stock, $.001 par value                             17,066,168

                              DELTEK SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                                     PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Balance Sheets as of March 31, 1998 and December 31, 1997                                 3

Statements of Income for the Three months                                                 4
      Ended March 31, 1998 and March 31, 1997

Statements of Cash Flows for the Three Months                                             6
      Ended March 31, 1998 and March 31, 1997

Unaudited  Notes to Condensed Financial Statements                                        7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    8

PART II  OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                                18
ITEM 2 - Changes in Securities and Use of Proceeds                                        18
ITEM 3 - Defaults upon Senior Securities                                                  18
ITEM 4 - Submission of Matters to a Vote of Security Holder                               18
ITEM 5 - Other Information                                                                18
ITEM 6 - Exhibits and Reports on Form 8 - K                                               18


SIGNATURES                                                                                19


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              DELTEK SYSTEMS, INC.
                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                          March 31,        December 31,
                                                                          ---------        ------------
                                                                             1998              1997
                                                                             ----              -----
                                                                          (Unaudited)
                                ASSETS
  Current assets:
    Cash and cash equivalents                                               $   3,454         $  10,272
    Restricted cash (note 5)                                                    5,554               ---
    Marketable securities                                                      17,435            14,949
    Accounts receivable, net of allowance for doubtful
      accounts of $499 and $422, respectively                                  11,738             8,825
    Inventories                                                                   195                95
    Deferred income taxes                                                       1,924             1,992
    Prepaid expenses and other current assets                                   1,985             1,267
                                                                                -----             -----
      Total current assets                                                     42,285            37,400
                                                                               ------            ------
  Furniture, equipment, and leasehold improvements, at
    cost, net of accumulated depreciation and amortization
    of $3,060 and $2,839, respectively                                          3,042             2,635
  Computer software development costs, at cost, net of
    accumulated amortization of $2,684 and  $ 2,500,
    respectively                                                                2,593             2,579
  Other assets                                                                    128               110
                                                                                  ---               ---
      Total assets                                                          $  48,048         $  42,724
                                                                            ---------         ---------


                 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accrued expenses                                   $  4,778          $   4,043
    Accrued dividends payable                                                     ---               400
    Income taxes payable                                                        1,599               573
    Deferred income taxes                                                       2,117             2,177
    Deferred revenue                                                           11,373            10,779
                                                                               ------            ------
      Total current liabilities                                                19,867            17,972
                                                                               ------            ------
  Commitments
  Shareholders' equity:
    Preferred stock, $0.001 par value per share, 2,000,000
      shares authorized, none issued or outstanding                               ---               ---
    Common stock, $0.001 par value per share, 45,000,000
      shares authorized, 17,066,168 and 17,019,162 shares
      issued and outstanding at March 31, 1998 and
      December 31, 1997 respectively                                               17                17
    Paid in capital                                                            18,251            17,924
    Retained earnings                                                          10,299             7,263
                                                                               ------             -----
                                                                               28,567            25,204
  Less unearned compensation                                                      386               452
                                                                                  ---               ---
     Total shareholders' equity                                                28,181            24,752
                                                                               ------            ------
       Total liabilities and shareholders' equity                           $  48,048         $  42,724
                                                                            ---------         ---------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       1998             1997
                                                                     -------------------------
 Statement of Operations Data:                            (in thousands, except per share data)
Revenues:
 License fees                                                          $4,946            $3,551
 Services                                                               9,840             6,575
 Third party equipment and software                                       525               412
                                                                          ---               ---
                                                                       15,311            10,538
                                                                       ------            ------
Operating expenses:
 Cost of software                                                         453               336
 Cost of services                                                       4,445             2,557
 Cost of third-party equipment
    and software                                                          431               340
 Software development                                                   2,881             2,253
 Sales and marketing                                                    1,646               910
 General and administrative                                               799               587
                                                                          ---               ---
Total operating expenses                                               10,655             6,983
                                                                       ------             -----
Income from operations                                                  4,656             3,555
Interest income, net                                                      249                59
                                                                          ---                --
Income before income taxes                                              4,905             3,614
Provision for income taxes                                              1,900               546
                                                                        -----               ---
Net income                                                             $3,005            $3,068
                                                                       ------            ------

Basic net income per share                                              $0.18             $0.19
                                                                        -----             -----

Diluted net income per share                                            $0.17             $0.19
                                                                        -----             -----

Weighted average shares outstanding                                    17,047            15,838
                                                                       ------            ------

Weighted average shares outstanding, including dilutive effect
of stock options                                                       17,500            16,297
                                                                       ------            ------

Pro forma statement of operations data:
Income before provision for income taxes, as reported                                    $3,614
Income tax provision                                                                      1,428
                                                                                          -----
Net income                                                                               $2,186
                                                                                         ------

Pro forma basic net income per share                                    $0.18             $0.14
                                                                        -----             -----

Pro forma diluted net income per share                                  $0.17             $0.13
                                                                        -----             -----

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             1998             1997
                                                                         ----------------------------
 Cash flow from operating activities:
  Net Income                                                              $    3,005    $     3,068
  Adjustments to reconcile net income provided by
   operating activities:
    Depreciation and amortization                                                412            311
    Compensation, noncash                                                         66             71
    Accreted interest on marketable securities                                   (8)           (62)
    Change in accounts receivable, net                                       (2,913)          (584)
    Change in prepaid expenses, inventories and other assets                   (818)            106
    Change in deferred income taxes receivable                                    68            ---
    Change in accounts payable and accrued expenses                              735          1,175
    Change in income taxes payable                                             1,026            436
    Change in deferred income taxes payable                                     (60)
    Change in deferred revenue                                                   594            377
                                                                                 ---            ---
     Net cash provided by operating activities                                 2,107          4,898
                                                                               -----          -----

 Cash flows from investing activities:
    Purchase of marketable securities                                        (2,478)       (13,037)
    Restricted Cash in escrow (note 5)                                       (5,554)            ---
    Purchase of property and equipment                                         (667)          (238)
    Capitalization of computer development costs                               (184)          (150)
                                                                               -----          -----
     Net cash (used in) provided by investing activities                     (8,883)       (13,425)
                                                                             -------       --------

 Cash flow from financing activities:
    Cash proceeds from initial public offering                                   ---         16,438
    Cash proceeds from issuance of common shares                                 327            ---
    Cash dividends paid to stockholders                                        (369)       (11,010)
                                                                               -----       --------
     Net cash (used in) provided by financing activities                        (42)          5,428
                                                                                ----          -----

 Net increase (decrease) in cash and equivalents                             (6,818)        (3,099)
 Cash and equivalents, beginning of period                                    10,272          8,333
                                                                              ------          -----
 Cash and equivalents, end of period                                        $  3,454      $   5,234
                                                                            --------      ---------

 Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes                               $ 865          $ 110
                                                                               -----          -----

                              DELTEK SYSTEMS, INC.
                    UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K Annual Report (No. 0-22001).

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

3.  TERMINATION OF S-CORPORATION ELECTION

Just prior to the initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize S-Corporation status. Provision for income taxes after the revocation reflects the estimated current provision for federal and state income taxes and deferred income taxes. The Company has recorded $13.6 million in distributions to S-Corporation shareholders during the twelve months ended December 31, 1997, of which all except $400,000 was paid in 1997. A final S-Corporation distribution was made in February 1998 for $369,000.

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

5.  ACQUISITION OF SALESKIT SOFTWARE CORPORATION

In February, 1998 the company agreed to acquire the assets of Saleskit Software Corporation ("SalesKit"), a provider of sales force automation and customer management software solutions. The purchase price consists of approximately $6 million in cash and stock warrants to purchase 130,000 shares of Deltek common stock at an exercise price of $22 per share, exercisable over a three year period. The acquisition will be accounted for as an asset purchase. The Company expects to write off a substantial portion of the acquisition costs relating to SalesKit's in process research and development costs in the second quarter of 1998. Approximately $5.6 million was placed in escrow with the company's bank until closing of the acquisition, which occurred on April 30, 1998.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 as contained in the Company's Registration Statement on Form 10-K (No. 0-22001).

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

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                              Three months ended
                                              ------------------
                                             3/31/98        3/31/97
 Revenues:

  License fees                                 32.3  %        33.7  %
  Services                                     64.3           62.4
  Third party equipment & software              3.4            3.9
                                                ---            ---
 Total Revenue                                100.0          100.0
                                              -----          -----

 Operating expenses:
  Cost of software                              3.0            3.2
  Cost of services                             29.0           24.3
  Cost of third-party equipment
   and software                                 2.8            3.2
  Software development                         18.8           21.4
  Sales and marketing                          10.8            8.6
  General and administrative                    5.2            5.6
                                                ---            ---
 Total operating expenses                      69.6           66.3
                                               ----           ----
 Income from operations                        30.4           33.7
 Interest income, net                           1.6            0.6
                                                ---            ---
 Income before income taxes                    32.0           34.3
 Provision for income taxes                    12.4            5.2
                                               ----            ---
 Net income                                    19.6  %        29.1  %
                                               ----           ----


 Pro forma Statement of Operations Data:
 ---------------------------------------
 Income before income taxes                    32.0  %        34.3  %
 Provision for income taxes                    12.4           13.6
                                               ----           ----
 Net income                                    19.6  %        20.7  %
                                               ----           ----

Three months ended March 31, 1998 as compared with March 31, 1997

         License Fees. License fees for the three month period ending March 31, 1998 increased by 39% to $4.9 million from $3.6 million for the same period in 1997. License fees comprised 32.3% of the Company's total revenues for the three month period ending March 31, 1998, compared to 33.7% for 1997. The increase in license fees was principally attributable to Costpoint license fees which increased 62.9% to $3.5 million for the first quarter of 1998 from $2.1 million for the comparable quarter in 1997, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. License fees from System 1 products was approximately $0.5 million and $1.0 million for the first quarter of 1998 and 1997, respectively. License fees for Electronic Timesheet increased by 142.9% to $814,000 from $335,000 in the first quarter of 1997.

         Services. Service revenues for the three month period ending March 31, 1998 increased by 49.7% to $9.8 million from $6.6 million for the same period in 1997. Service revenues comprised 64.3% of the Company's total revenues for the first quarter of 1998, compared to 62.4% for the same period in 1997. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues exclusive of travel reimbursements increased by 93.1% to $4.4 million for the three month period ending March 31, 1998 from $2.3 million for the same period in 1997. Maintenance, support, and other service revenues increased by 26.6% to $5.4 million from $4.3 million, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates.

         Third-Party Equipment and Software.   Revenue from third-party
equipment and software for the three month period ending March 31, 1998 and March 31, 1997 was approximately $525,000 and $412,000, respectively. These revenues comprised 3.4% of total revenues for the first quarter of 1998 and 3.9% for the comparable period in 1997. Third-party Equipment and Software sales are not a core emphasis of the company, but rather an accommodation to customers that require system integration during the implementation of their accounting system. As a result the level of these sales fluctuates significantly from quarter to quarter.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three month period ending March 31, 1998 was approximately $453,000, a 34.8% increase from the $336,000 for the same period in 1997. This change was due to an increase in royalty and support expenses based on the mix of software revenue.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three month period ending March 31, 1998 increased by 73.8% to $4.4 million from $2.6 million for the same period in 1997. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 45.2% and 38.9% of service revenues for the three month period ending March 31, 1998 and 1997, respectively. The increase in cost of services as a percentage of service revenues as compared to the first quarter of 1997 reflects the increase in the consulting and support staff to support the continued growth of Costpoint implementations.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the purchased costs of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three month period ending March 31, 1998 and March 31, 1997 were $431,000 and $340,000, respectively. As a percentage of related revenues, cost of third-party equipment and software products represented 82.1% and 82.5% of revenue from third- party equipment and software for the three month period ending March 31, 1998 and 1997, respectively. The decrease in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers to research, develop, support and maintain the Company's existing software product lines, enhance existing products and develop new products. Software development costs for the three month period ending March 31, 1998 increased by 27.9% to $2.9 million from $2.3 million for the same period in 1997. This increase was due primarily to increased personnel costs and related benefits and facilities costs. Software development costs represented 18.8% and 21.4% of total revenues for the three month period ending March 31, 1998 and 1997, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the personnel costs of the Company's sales and marketing organizations as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three month period ending March 31, 1998 increased by 80.9% to $1.6 million from $0.9 million for the same period in 1997. This increase was due primarily to increased personnel and marketing activities. Sales and marketing expenses represented 10.8% of the Company's total revenues for the three month period ending March 31, 1998, compared to 8.6% for the same period in 1997.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three month period ending March 31, 1998 increased by 36.1% to $0.8 million from $0.6 million for the same period in 1997. This $212,000 increase was due primarily to an increase to the bad debt reserve of $110,000 and the company's overall growth. General and administrative expenses represented 5.2% of the Company's total revenue for the three month period ending March 31, 1998, compared to 5.6% for the same period in 1997.

         Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the three month period ending March 31, 1998 increased by 322.0% to $249,000 from $59,000 for the same period in 1997. The change is due to the increased investments as a result of the February 1997 initial public offering.

         Income Tax Provision. The Company's effective tax rate for the three month period ending March 31, 1998 was 38.7%, as compared to a 39.5% pro forma effective tax rate for the same period in 1997. The provision for income taxes for the three month period ended March 31, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998. Just prior to the initial public offering in February 1997, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes for 1997 prior to this termination related to certain states that do not recognize the S-Corporation status. Provision for income taxes for 1997 after the termination reflects the estimated current provision for federal and state income taxes and deferred taxes.


Liquidity and Capital Resources

         The Company has financed its operations almost exclusively from cash flow from its operations. As of March 31, 1998, the Company had cash, cash equivalents of $3.5 million and investments in marketable securities of $17.4 million, with working capital of $22.4 million. On March 3, 1997, the Company received proceeds of $16.4 million, net of offering costs, related to the closing of the Company's initial public offering and sale of 1,700,000 common shares.

         For the three month period ending March 31, 1998, the Company's operating activities provided net cash of $2.1 million, primarily as a result of income before depreciation and amortization. In addition, the increase in accounts receivable was offset by a greater increase in accounts payable and accrued expenses and deferred revenue. Accounts receivable, net of the allowance for doubtful accounts, were $11.7 million as of March 31, 1998, compared to $8.8 million as of December 31, 1997. Accounts receivable days sales outstanding was 60 days as of March 31, 1998, compared to 56 days as of March 31, 1997. The increase in deferred revenue reflects increased Costpoint license fees, for which revenue is recognized upon the expiration of the refund period. Exclusive of unbilled receivables which were recorded as deferred revenue, days sales outstanding was 39 days as of March 31, 1998, compared to 26 days as of March 31, 1997. While the Company believes that its allowance for doubtful accounts as of March 31, 1998 remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

         Cash used in investing activities was $8.9 million for the three months ended March 31, 1998. This amount included $2.5 million for the purchase of marketable securities and other investments, $667,000 in purchased property and equipment and $184,000 of capitalized software production costs for new Costpoint product modules, and the restricted cash placed in escrow of $5.6 million related to the Acquisition of SalesKit Software Corporation, which closed on April 30, 1998.

         Financing activities for the three month period ended March 31, 1998 consisted primarily of the net proceeds of $327,000 from the issuance of common stock, and the payment of $369,000 in final dividend and tax distributions to the Company's subchapter "S" Corporation shareholders, based on the filing of the final subchapter "S" Corporation tax returns. The Company historically has distributed most of its profits as S-Corporation dividends, but terminated its S-Corporation status in February, 1997.

         The Company maintains a credit facility with a bank for $1 million operating capital line of credit. The Company believes that existing sources of liquidity and anticipated cash flow from operations, and proceeds from the public offering, will satisfy the Company's anticipated working capital and capital expenditure requirements for the next twelve months. However, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs in the future. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

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

(d) The net proceeds of the initial public offering (see Note 2 to the Financial Statements) remain temporarily invested and available for future working capital or other uses. The managing underwriter for the initial public offering was Montgomery Securities. Approximately $5.6 million of such proceeds was placed in escrow with the Company's bank during the quarter until closing of the Company's acquisition of the assets of SalesKit Software Corporation on April 30, 1998 (see Note 5 to the Financial Statements).

Item 3.  Defaults Upon Senior Securities

                 None

Item 4.  Submission of Matters to a Vote of Security Holders

                 None

Item 5.  Other information

                 None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 Financial Data Schedule

         (b)     Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 14, 1998

                                   DELTEK SYSTEMS, INC.


                                   By:    s/ Kenneth E. deLaski
                                   ----------------------------------
                                      Kenneth E. deLaski
                                      President and Chief Executive Officer


                                   By:     s/ Alan R. Stewart
                                   ----------------------------------
                                      Alan R. Stewart
                                      Chief Financial Officer
                                   (Principal Financial and Accounting officer)

                             DELTEK SYSTEMS, INC.

                              INDEX OF EXHIBITS

EXHIBIT #               EXHIBIT TITLE

  27                    Financial Data Schedule