Form 10-Q
period 1998-06-30
DELTEK SYSTEMS INC
filed 1998-08-03
CIK 1029299

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period and six months ended June 30, 1998 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934 for the transition period from  ______ to ______.

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

                          Yes  X            No
                              ---              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at June 30, 1998

Common Stock, $.001 par value                                  17,840,613

                              DELTEK SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                                     PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Balance Sheets as of June 30, 1998 and December 31, 1997                             3

Statements of Income for the Three and Six Months                                    5
         Ended June 30, 1998 and June 30, 1997

Statements of Cash Flows for the Six Months                                          6
         Ended June 30, 1998 and June 30, 1997

Unaudited  Notes to Condensed Financial Statements                                   8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                           10

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

ITEM 1 - Legal Proceedings
ITEM 2 - Changes in Securities and Use of Proceeds
ITEM 3 - Defaults upon Senior Securities
ITEM 4 - Submission of Matters to a Vote of Security Holders
ITEM 5 - Other Information
ITEM 6 - Exhibits and Reports on Form 8 - K


SIGNATURES                                                                           18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                              DELTEK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                      June 30, 1998        December 31,
                                                                      -------------        ------------
                                                                       (Unaudited)             1997
                                                                                               ----
                              ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 4,202            $  10,883
   Marketable securities                                                      20,482               14,949
   Accounts receivable, net of allowance for doubtful
       accounts of $589 and $573, respectively                                12,930                9,929
   Inventories                                                                    36                   95
   Prepaid income taxes                                                        1,916                  ---
   Deferred income taxes                                                       1,030                1,158
   Prepaid expenses and other current assets                                   1,415                1,345
                                                                               -----                -----
      Total current assets                                                    42,011               38,359
                                                                              ------               ------
Furniture, equipment, and leasehold improvements, at
   cost, net of accumulated depreciation and amortization
   of  $5,907 and $5,349 respectively                                          3,834                2,976
Computer software development costs, at cost, net of
   accumulated amortization of $2,868 and $2,509,
    respectively                                                               2,658                2,597
Deferred income taxes                                                          1,628                  ---
Other assets                                                                     788                  109
                                                                                 ---                  ---
      Total assets                                                         $  50,919            $  44,041
                                                                           ---------            ---------

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                    $  6,773             $  4,985
   Accrued dividends payable                                                    ----                  400
   Income taxes payable                                                         ----                  543
   Deferred income taxes                                                        ----                1,223
   Deferred revenue                                                           14,186               11,076
                                                                              ------               ------
      Total current liabilities                                               20,959               18,227
                                                                              ------               ------
Commitments
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 2,000,000
      shares authorized, none issued or outstanding
   Common stock, $0.001 par value per share, 45,000,000
      shares authorized, 17,840,613 and 17,704,933 shares
      issued and outstanding at June 30, 1998 and December
      31, 1997, respectively                                                      18                   18
   Paid in capital                                                            20,656               18,044
   Retained earnings                                                           9,604                8,204
   Less unearned compensation                                                  (318)                (452)
                                                                               -----                -----
    Total shareholders' equity                                                29,960               25,814
                                                                              ------               ------
      Total liabilities and shareholders' equity                           $  50,919            $  44,041
                                                                           ---------            ---------

                              DELTEK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                Three months ended June 30,
                                                                                ---------------------------
                                                                                   1998                1997
-----------------------------------------------------------------------------------------------------------
Statement of Operations Data:                                          (in thousands, except per share data)
          Revenues:
             License fees                                                        $  6,807              $4,809
             Services                                                              12,129               7,688
             Third party equipment and software                                     1,013               1,106
                                                                                    -----               -----
                                                                                   19,949              13,603
                                                                                   ------              ------
          Operating expenses:
             Cost of software                                                         602                 511
             Cost of services                                                       5,899               3,276
             Cost of third-party equipment
                and software                                                          779                 894
             Software development                                                   3,876               2,783
             Sales and marketing                                                    2,625               1,581
             General and administrative                                               861                 880
             Acquisition costs                                                      1,096                ----
             Purchased in process research & development                            6,810                ----
                                                                                    -----                ----
          Total operating expenses                                                 22,548               9,925
                                                                                   ------               -----
          Income (loss) from operations                                           (2,599)               3,678
          Interest income, net                                                        250                 253
                                                                                      ---                 ---
          Income (loss) before income taxes                                       (2,349)               3,931
          Provision (benefit) for income taxes                                      (613)               1,473
                                                                                    -----               -----
          Net income (loss)                                                    $  (1,736)              $2,458
                                                                               ----------              ------

          Basic net income (loss) per share                                     $  (0.10)             $  0.14
                                                                                ---------             -------

          Diluted net income (loss) per share                                   $  (0.10)             $  0.14
                                                                                ---------             -------

          Weighted average shares outstanding                                      17,808              17,623
                                                                                   ------              ------

          Weighted average shares outstanding, including dilutive effect
          of stock options                                                         18,323              18,095
                                                                                   ------              ------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                             Six months ended June 30,
                                                                             -------------------------
                                                                              1998             1997
------------------------------------------------------------------------------------------------------
       Statement of Operations Data:                        (in thousands, except per share data)
Revenues:
   License fees                                                            $  12,690         $  9,515
   Services                                                                   23,222           15,211
   Third party equipment and software                                          1,790            1,640
                                                                               -----            -----
                                                                              37,702           26,366
                                                                              ------           ------
Operating expenses:
   Cost of software                                                            1,133              923
   Cost of services                                                           11,038            6,363
   Cost of third-party equipment
      and software                                                             1,382            1,311
   Software development                                                        7,210            5,388
   Sales and marketing                                                         4,882            3,008
   General and administrative                                                  1,927            1,798
   Acquisition costs                                                           1,096             ----
   Purchased in process research & development                                 6,810           ------
                                                                               -----           ------
Total operating expenses                                                      35,478           18,791
                                                                              ------           ------
Income from operations                                                         2,224            7,575
Interest income, net                                                             500              314
                                                                                 ---              ---
Income before income taxes                                                     2,724            7,889
Provision for income taxes                                                     1,354            2,157
                                                                               -----            -----
Net income                                                                 $   1,370           $5,732
                                                                          ----------           ------

Basic net income per share                                                   $  0.08          $  0.34
                                                                             -------          -------


Diluted net income per share                                                 $  0.07          $  0.33
                                                                             -------          -------


Weighted average shares outstanding                                           17,770           17,076
                                                                              ------           ------
Weighted average shares outstanding, including the dilutive
effect of stock options                                                       18,293           17,539
                                                                              ------           ------

Pro forma Statement of Operations Data:
Income before provision for income taxes, as reported                                           7,389
Provision for income taxes                                                                      3,039
                                                                                                -----
Net income                                                                                     $4,850
                                                                                               ------

Pro forma basic net income per share                                                            $0.28
                                                                                                -----

Pro forma diluted net income per share                                                          $0.28
                                                                                                -----

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                            Six months ended June 30,
                                                                            -------------------------
                                                                              1998             1997
-----------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net Income                                                                $   1,370       $    5,732
   Adjustments to reconcile net income provided by
      operating activities:
       Depreciation and amortization                                               933              688
       Purchased research and development, noncash charge                        6,810              ---
       Other noncash charges                                                       384              120
       Accreted interest on marketable securities                                  ---            (134)
       Change in accounts receivable, net                                      (2,766)               54
       Change in prepaid expenses, inventories and other assets                  (146)              330
       Change in prepaid income taxes                                          (1,916)          (1,560)
       Change in accounts payable and accrued expenses                           1,396            1,476
       Changes in deferred income taxes, net                                   (2,723)              104
       Changes in income taxes payable                                             296              168
       Change in deferred revenue                                                2,663            1,195
                                                                                 -----            -----
           Net cash provided by operating activities                             6,301            8,173
                                                                                 -----            -----

Cash flows from investing activities:
       Purchase of marketable securities                                       (5,533)          (9,174)
       Purchase of property and equipment                                      (1,194)            (599)
       Acquisition of SalesKit Corporation                                     (6,054)              ---
       Capitalization of computer software development costs                     (420)            (294)
                                                                                 -----            -----
           Net cash (used in) investing activities                            (13,201)         (10,067)
                                                                              --------         --------

Cash flow from financing activities:
       Cash proceeds from initial public offering, net                             ---           16,392
       Cash proceeds from issuance of stock for employee purchase plan             285              147
       Cash proceeds from exercise of stock options                                304              ---
       Cash dividends paid to stockholders                                       (370)         (11,017)
       Common stock purchased and retired                                         ----            (426)
                                                                                  ----            -----
          Net cash provided by financing activities                                219            5,096
                                                                                   ---            -----

Net increase (decrease) in cash and equivalents                                (6,681)            3,202
Cash and equivalents, beginning of period                                       10,883            9,381
                                                                                ------            -----
Cash and equivalents, end of period                                        $     4,202       $   12,583
                                                                           -----------       ----------

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                          $     5,631      $     1,548
                                                                           -----------      -----------

                              DELTEK SYSTEMS, INC.
                    UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by Deltek Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

2.  BUSINESS COMBINATIONS

Harper & Shuman Acquisition

In May 1998, the Company completed the acquisition of Harper & Shuman, Inc. ("H&S") by exchanging 686,000 shares of its common stock for all of the common stock of H&S. Each share of H&S was exchanged for 5.64 shares of Deltek common stock. In addition, outstanding H&S stock options were converted at the same exchange factor into options to purchase approximately 4,000 shares of Deltek common stock.

The acquisition constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of H&S as though it had always been a part of Deltek. Acquisition costs expensed at closing of $1,096,000 consisted primarily of fees for investment bankers, attorneys, accountants and other related charges.

SalesKit Acquisition

In April 1998, the Company acquired substantially all of the assets of SalesKit Software Corporation ("SalesKit"), and assumed certain related liabilities. The purchase price consisted of $6,054,000 in cash and stock warrants with an estimated fair value of $932,000. The stock warrants allow the holder to purchase 130,000 shares of Deltek common stock at an exercise price of $22 per share, exercisable over a three year period.

Upon evaluation, the Company assigned approximately $644,000 to intangible assets and existing technology and is amortizing this amount over five years. The Company assigned $6,810,000 to in-process research and development and expensed this amount.

In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The Company recorded approximately $468,000 in assumed liabilities of SalesKit, primarily related to accrued liabilities and deferred revenue.

3.  TERMINATION OF S-CORPORATION ELECTION

Just prior to the February 24, 1997, initial public offering, the Company terminated its S-Corporation election for federal income tax purposes. The provision for income taxes prior to this termination related to certain states that do not recognize S-Corporation status. Provision for income taxes after the revocation reflects the estimated current provision for federal and state income taxes and deferred income taxes.

Pro forma net income is based on the assumption that the Company's S-Corporation status was terminated at the beginning of 1997 and reflects a pro forma income tax provision based on applicable tax rates as if the Company had not elected S-Corporation status.

4.   NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three and six months ended June 30, 1998 and 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options. The warrants issued in April 1998 were not dilutive for all periods presented. Stock options were not dilutive for the three months ended June 30, 1998 due to the Company recording a net loss for that period.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 as contained in the Company's Annual Report on Form 10-K.

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

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                             Three months ended           Six months ended
                                             ------------------           ----------------
                                             6/30/98      6/30/97       6/30/98         6/30/97
Revenues:
   License fees                               34.1  %       35.4   %       33.7  %        36.1  %
   Services                                   60.8          56.5           61.6           57.7
   Third party equipment and
      software                                 5.1           8.1            4.7            6.2
                                               ---           ---            ---            ---
Total Revenues                               100.0         100.0          100.0          100.0
                                             -----         -----          -----          -----

Operating expenses:
   Cost of software                            3.0           3.8            3.0            3.5
   Cost of services                           29.6          24.1           29.3           24.1
   Cost of third-party equipment
      and software                             3.9           6.6            3.7            5.0
   Software development                       19.4          20.4           19.1           20.5
   Sales and marketing                        13.2          11.6           12.9           11.4
   General and administrative                  4.3           6.5            5.1            6.8
   Acquisition costs                           5.5          ----            2.9           ----
   Purchased in-process research
     and development                          34.1          ----           18.1            ---
                                              ----          ----           ----            ---
Total operating expenses                     113.0          73.0           94.1           71.3
                                             -----         -----           ----           ----
Income (loss) from operations               (13.0)          27.0            5.9           28.7
Interest income, net                           1.2           1.9            1.3            1.2
                                               ---           ---            ---            ---
Income (loss) before income taxes           (11.8)          28.9            7.2           29.9
Provision (benefit) for income taxes         (3.1)          10.8            3.6            8.2
                                             -----          ----            ---            ---
Net income (loss)                            (8.7)   %      18.1   %        3.6  %        21.7  %
                                             -----          ----            ---           ----

Pro forma Statement of Operations Data:
---------------------------------------
Income before income taxes                                                                29.9  %
                                                                                          ----
Income tax provision                                                                      11.5
                                                                                          ----
Net income                                                                                18.4  %
                                                                                          ----

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         License Fees. License fees for the three months ended June 30, 1998 increased by 41.5% to $6.8 million from $4.8 million for the same period in 1997. The increase in license fees was principally attributable to Costpoint license fees which increased by 42.5% to $3.8 million for the three months ended June 30, 1998 from $2.7 million for the same period in 1997, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. Advantage license fees increased by 32.9% to $1.2 million for the three months ended June 30, 1998 as compared to $0.9 million for the same period in 1997. License fees from System 1 products were $748,000 for the three months ended June 30, 1998 compared to $772,000 for the three months ended June 30, 1997, a decrease of 3.0%. License fees for Electronic Timesheet increased by 112.2% to $698,000 for the three months ended June 30, 1998, from $329,000 in the same period in 1997. License fees comprised 34.1% of the Company's total revenues for the three months ended June 30, 1998, compared to 35.4% for the comparable prior year period.

         Services. Service revenues for the three months ended June 30, 1998 increased by 57.8% to $12.1 million from $7.7 million for the same period in 1997. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 104.9% to $5.3 million for the three months ended June 30, 1998 from $2.6 million for the same period in 1997. Other service revenues increased by 33.8% to $6.8 million for the three months ended June 30, 1998, from $5.1 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 60.8% of the Company's total revenues for the three months ended June 30, 1998, compared to 56.5% for the same period in 1997.

         Third-Party Equipment and Software.   Revenue from third-party
equipment and software for the three months ended June 30, 1998 decreased by 8% to $1.0 million from $1.1 million for the three months ended June 30, 1997. These revenues comprised 5.1% and 8.1% of total revenues for the three months ended June 30, 1998 and 1997, respectively.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three months ended June 30, 1998 was $0.6 million, a slight increase from the $0.5 million for the same period in 1997. This change was due to an increase in licensing activity.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three months ended June 30, 1998 increased by 80.1% to $5.9 million from $3.3 million for the same period in 1997. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 48.6% and 42.6% of service revenues for the three months ended June 30, 1998 and 1997, respectively. The increase in cost of services as a percentage of service revenues primarily reflected the increase in consulting revenues as a percentage of service revenues. The Company earns a lower margin on its consulting revenues than on its ongoing support services revenues. To a lesser extent, cost of services as a percentage of service revenues increased due to hiring of additional telephone support personnel to service the Company's growing customer base.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three months ended June 30, 1998 decreased to $0.8 million from $0.9 million in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 76.9% and 80.8% of revenue from third-party equipment and software for the three months ended June 30, 1998 and 1997, respectively. The decrease in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines, and develop new products. Software development costs for the three months ended June 30, 1998 increased by 39.3% to $3.9 million from $2.8 million for the same period in 1997. This increase was due primarily to hiring additional personnel. Software development costs represented 19.4% and 20.4% of total revenues for the three months ended June 30, 1998 and 1997, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three months ended June 30, 1998 increased by 66.0% to $2.6 million from $1.6 million for the same period in 1997. This increase was due primarily to hiring additional personnel, and increased marketing activities. The Company expects sales and marketing expenses to continue to increase in the foreseeable future as the Company pursues its growth strategy. Sales and marketing expenses represented 13.2% of the Company's total revenues for the three months ended June 30, 1998, compared to 11.6% for the same period in 1997.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three months ended June 30, 1998 decreased by 2.2% to $0.8 million from $0.9 million for the same period in 1997. This decline is attributable to increased efficiencies from the existing staff and favorable bad debt experience in recent quarters. General and administrative expenses represented 4.3% of the Company's total revenue for the three months ended June 30, 1998, compared to 6.5% for the same period in 1997.

         Acquisition costs. A charge of $1.1 million was recorded for the three months ended June 30, 1998 for the transaction costs related to the acquisition of Harper and Shuman, Inc. The acquisition was accounted for as a pooling of interests.

         Purchased In-process Research and Development. A charge of $6.8 million was recorded during the three months ended June 30, 1998, for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit Software Corporation.

         Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the three months ended June 30, 1998 decreased by 1.2% to $250,000 from $253,000 for the same period in 1997. The change is due to the cash utilized for the acquisition of SalesKit Software Corporation in April 1998, offset by increased cash from operations.

         Income Tax Provision. The Company's effective tax rate for the three months ended June 30, 1998 was 26.1%, as compared to 37.5% for the same period in 1997. The tax rate for the quarter ended June 30, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the three months ended June 30, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         License Fees. License fees for the six months ended June 30, 1998 increased by 33.4% to $12.7 million from $9.5 million for the same period in
1997.   The increase in license fees was principally attributable to Costpoint license fees which increased by 51.5% to $7.3 million for the six months ended June 30, 1998 from $4.8 million for the same period in 1997, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. Advantage license fees increased by 5.5% to $2.2 million for the six months ended June 30, 1998 as compared to $2.1 million for the same period in 1997. License fees from System 1 products were $1.3 million for the six months ended June 30, 1998 compared to $1.8 million for the six months ended June 30, 1997, a decrease of 30.0%. The decline in System 1 license fees was the result of increased licenses of the Company's advanced client/server system, Costpoint, to new customers. License fees for Electronic Timesheet increased by 127.4% to $1.5 million for the six months ended June 30, 1998, from $665,000 in the same period in 1997.

License fees comprised 33.7% of the Company's total revenues for the six months ended June 30, 1998, compared to 36.1% for the comparable prior year period.

         Services. Service revenues for the six-months ended June 30, 1998 increased by 52.7% to $23.2 million from $15.2 million for the same period in
1997.   The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 96.6% to $10.1 million for the six months ended June 30, 1998 from $5.2 million for the same period in 1997. Other service revenues increased by 30.1% to $13.1 million for the six months ended June 30, 1998, from $10.1 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 61.6% of the Company's total revenues for the six months ended June 30, 1998, compared to 57.7% for the same period in 1997.

         Third-Party Equipment and Software. Revenues from third-party equipment and software for the six months ended June 30, 1998 increased by 9.1% to $1.8 million from $1.6 million for the six months ended June 30, 1997. These revenues comprised 4.7% and 6.2% of total revenues for the first six months ended June 30, 1998 and 1997, respectively.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the six months ended June 30, 1998 was $1.1 million, a slight increase from the $923,000 for the same period in 1997. This change was due to an increase in licensing activity.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the six months ended June 30, 1998 increased by 73.5% to $11.0 million from $6.4 million for the same period in 1997. The increase in cost of services was primarily due to increases in services personnel. Cost of services represented 47.5% and 41.8% of service revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in cost of services as a percentage of service revenues primarily reflected the increase in consulting revenues as a percentage of services revenues. The Company earned a lower margin on its consulting revenues than on its ongoing support services revenues. To a lesser extent, cost of services as a percentage of services revenues increased due to hiring of additional telephone support personnel to service the Company's growing customer base.

         Cost of Third-Party Equipment and Software. Costs of third-party equipment and software consists of the cost of computer and peripheral equipment and license fees and royalties for third-party software. Cost of third-party equipment and software for the six months ended June 30, 1998 increased to $1.4 million from $1.3 million in the comparable prior period. As a percentage of related revenues, cost of third-party equipment and software products represented 77.2% and 79.9% for the six months ended June 30, 1998 and 1997, respectively. The decrease in these costs as a percentage of related revenues was the result of changes in the product mix of equipment and software sold.

         Software Development.   Software development costs for the six months
ended June 30, 1998 increased by 33.8% to $7.2 million from $5.4 million for the same period in 1997. This increase was due primarily to hiring additional personnel. Software development costs represented 19.1% and 20.4% of total revenues for the six months ended June 30, 1998 and 1997, respectively.

         Sales and Marketing.   Sales and marketing expenses consist primarily
of the cost of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the six months ended June 30, 1998 increased by 62.3% to $4.9 million from $3.0 million for the same period in 1997. This increase was due primarily to hiring additional personnel and increased marketing activities. The Company expects sales and marketing expenses to continue to increase for the foreseeable future as the Company pursues its strategy. Sales and marketing expenses represented 12.9% of the Company's total revenues for the six months ended June 30, 1998, compared to 11.4% for the same period in 1997.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the six months ended June 30, 1998 increased by 7.2% to $1.9 million from $1.8 million for the same period in 1997. This increase was due primarily to the Company's overall growth. General and administrative expenses represented 5.1% of the Company's total revenues for the six months ended June 30, 1998, compared to 6.8% for the same period in 1997.

         Acquisition costs. A charge of $1.1 million was recorded for the six-months ended June 30, 1998 for the transaction costs related to the acquisition of Harper and Shuman, Inc. The acquisition was accounted for as a pooling of interests.

         Purchased In-Process Research and Development. A charge of $6.8 million was recorded during the six-months ended June 30, 1998, for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit Software Corporation.

         Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the six months ended June 30, 1998 increased by 59.2% to $500,000 from $314,000 for the same period in 1997. This increase is due to the higher level of cash balances available for investment.

         Income Tax Provision. The Company's effective tax rate for the six months ended June 30, 1998 was 49.7%, as compared to the pro forma effective tax rate of 38.5% for the same period in 1997. The tax rate for the six months ended June 30, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the six months ended June 30, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations almost exclusively from cash flow from its operations. As of June 30, 1998, the Company had cash and cash equivalents of $4.2 million, marketable securities of $20.5 million and working capital of $21.1 million.

     For the six months ended June 30, 1998, the Company's net cash provided by operating activities was $6.3 million. Accounts receivable, net of the allowance for doubtful accounts, were $12.9 million as of June 30, 1998, compared to $9.9 million as of December 31, 1997. Accounts receivable days sales outstanding was 55 days as of June 30, 1998, compared to 54 days as of December 31, 1997. The increase in deferred revenue reflects increased Costpoint license fees, for which revenues are recognized upon the expiration of the refund period. Exclusive of unbilled receivables, which were recorded as deferred revenue, days sales outstanding w|ere 39 days as of June 30, 1998, compared to 37 days as of December 31, 1997. While the Company believes that its allowance for doubtful accounts as of June 30, 1998, remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

     Investing activities utilized $13.2 million for the six months ended June 30, 1998. This amount included $6.0 million for the assets acquired from SalesKit, $5.5 million in acquired marketable securities, $1.2 million in purchased property and equipment and $420,000 of capitalized software production costs.

     Financing activities for the six months ended June 30, 1998 consisted primarily of $304,000 in proceeds from the exercise of stock options and $285,000 from the issuance of stock under the Company's employee stock purchase plan. This was offset by $370,000 in a final distribution to the Company's S Corporation shareholders.

     The Company has a $1.0 million Bank line of credit which will be secured by substantially all of the Company's assets and will bear interest at the lender's prime rate. To date, no amounts have been drawn under the line of credit.

     The Company believes that its current liquidity, together with anticipated cash flow from operations and proceeds of this offering, will satisfy the Company's anticipated working capital and capital expenditure requirements through the foreseeable future. However, depending on its rate of growth, profitability and other factors, some of which are not in the Company's control, the Company believes additional financing may be required to meet its working capital requirements or capital expenditure needs, including acquisitions, in the future. There can be no assurance that additional financing will be available when required or, if available, that any such financing will be on terms satisfactory to the Company.

     Year 2000 Compliance. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems, applications and devices could fail or create erroneous results unless they are modified in some fashion to distinguish 21st century dates from 20th century dates (i.e., to be year 2000 compliant). Management believes that the growth in demand for the Company's products over the past several years is due in part to its customers' need to update their computer systems in preparation for the year 2000. As the year 2000 approaches and the number of upgrades driven primarily by the need to achieve year 2000 compliance diminishes, there can be no assurance that the Company's business, operating results and financial condition will not be adversely impacted.

     Although the software products that the Company currently actively markets either are, or are being redesigned to be, year 2000 compliant, many of the Company's customers are still using non-compliant versions of its products. The Company intends to provide the year 2000 compliant versions of its products as normal product upgrades to all licensees that are using non-compliant versions and are currently receiving ongoing support services from the Company. The Company is attempting to identify those licensees, which are currently using a non-compliant version of its products but are not receiving ongoing support services, in order to determine whether those licensees intend to continue using the Company's products and, if so, how the Company can assist them in converting to a year 2000 compliant version. Although the Company does not anticipate that the impact of these conversions will be significant, there can be no assurance that the Company will be able to identify and satisfactorily resolve year 2000 issues with such licensees in a manner that will not have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's year 2000 compliant products have, or will have, undergone the Company's normal quality testing procedures, there can be no assurance that these products contain all necessary date code changes. Any system malfunctions due to the onset of the year 2000 and any disputes with customers relating to year 2000 compliance, including licensees of non-compliant products that the Company is unable to locate, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products."

     The Company's internal business information systems are primarily comprised of the commercial application software products offered for license by the Company to its customers. These products are designed to be year 2000 compliant. The Company does, however, utilize some third-party vendor network equipment, telecommunication products and other products which may or may not be year 2000 compliant. The Company also relies, directly and indirectly, on external systems of customers, suppliers, creditors, financial organizations and governmental entities for accurate exchange of data. The Company is evaluating its information technology infrastructure for year 2000 compliance to determine what actions are required to make all internal systems year 2000 compliant and what actions are needed to mitigate vulnerability to problems related to enterprises with which the Company interacts. While the Company has not fully identified the impact of the year 2000 issue on its internal systems or whether any problems can be resolved without disrupting its business and incurring significant expense, the Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company will not be affected by year 2000 disruption in the operation of the enterprises with which the Company interacts. Accordingly, year 2000 problems could have a material adverse effect upon the Company's business, operating results and financial condition.

Factors That May Affect Future Results

     The Company's future operating results may vary from quarter to quarter depending upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, its ability to attract and retain personnel, the timing of new hires, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of the Company's national user conference, general economic conditions and its ability to develop and market new software products and enhancements and control costs. The loss or delay of individual orders could have a significant impact on the Company's operating results, particularly on a quarterly basis. Furthermore, while the Company's revenues from license fees are difficult to predict because of the length and variability of the Company's sales cycles (typically 3 to 18 months), the Company's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of sales could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenues, the Company's operating results could be materially adversely affected.

     For certain of its software products, the Company typically grants its customers a right of return for a full or partial refund of the license fee during a refund period which is generally 60 to 90 days from the date of the initial software delivery. The Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. Costpoint and Allegro license fees are recognized upon the expiration of the applicable refund periods and are recorded as deferred revenues until recognized. Because of customers' refund rights and the varying length of applicable refund periods, deferred revenues at the end of a quarter do not necessarily reflect revenues that the Company will recognize in a succeeding quarter. The Company generally recognizes license fees from its Advantage, System 1 and Electronic Timesheet products upon delivery.

     As a result of these and other factors, the Company's operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's future quarterly operating results from time to time may not meet the expectations of market analysts or investors. In such event, the price of the Common Stock would likely be materially adversely affected.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

             Not  Applicable

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not party to any legal proceeding which would have a material impact on the Company, its operations or financial results.

Item 2.  Changes in Securities and Use of Proceeds

         (a)-(b) Not applicable.

         (c) On April 30, 1998, the Company issued to SalesKit Software Corporation ("SalesKit") warrants to purchase 130,000 shares of its Common Stock in connection with the Company's acquisitions of certain assets of SalesKit. The warrants are exercisable at any time until April 30, 2001 at an exercise price of $22 per share. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Act").

                 On May 29, 1998 the Company issued to the shareholders of Harper & Shuman, Inc. ("H&S") an aggregate of 685,765 shares of Common Stock and options to purchase 4,230 shares of Common Stock in exchange for the outstanding common shares and options of H&S. The options are exercisable at any time until December 31, 1999 at a per share price of $0.31. The securities were issued in accordance with Regulation D under the Act.

         (d) On April 30, 1998, the Company released from escrow the approximate sum of $5.6 million, placed in escrow with the Company's bank during the quarter ended March 31, 1998 upon closing of the acquisition of assets of SalesKit. Such sums represented a portion of the net proceeds of the Company's initial public offering in February 1997. The balance of the net proceeds of the offering remain temporarily invested and available for future working capital or other uses.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 28, 1998, the Company held its Annual Meeting of Shareholders. As reported in the Company's Current Report on Form 8-K dated June 12, 1998 (File No. 0-22001), Charles W. Stein was reelected as a Class I director and Arthur Andersen LLP was ratified as the Company's auditors.

Item 5.  Other Information

                 None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K

         On May 12, 1998, the Company's filed its Current Report on Form 8-K dated May 12, 1998, reporting the acquisition of certain assets of SalesKit. Financial statements for SalesKit as of and for the fiscal year ended December 31, 1998, and unaudited pro forma financial information as of and for the year ended December 31, 1997 giving effect to the acquisition as if it occurred on January 1, 1997 were included.

         One June 1, 1998, the Company filed its Current Report on Form 8-K dated June 1, 1998, reporting the issuance of a press release announcing the execution of a definitive agreement relating to the contemplated acquisition of H&S and a press release announcing the closing of the acquisition. No financial statements were included.

         On June 12, 1998, the Company filed its Current Report on Form 8-K dated June 12, 1998, reporting the acquisition of H&S and the results of its annual meeting of shareholders held on May 28, 1998. No financial statements were included with the report but the Company reported that it expected to file such financial information by amendment no later than August 12, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 31, 1998

                            DELTEK SYSTEMS, INC.


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