Form 10-Q
period 1998-09-30
DELTEK SYSTEMS INC
filed 1998-11-16
CIK 1029299

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ----- Exchange Act of 1934 for the quarterly period and nine months ended September 30, 1998 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934 for the transition period from  ______ to ______.

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

                           Yes  X      No
                               ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at September 30, 1998
Common Stock, $.001 par value                                  17,876,257

                              DELTEK SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                                  PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Balance Sheets as of September 30, 1998 and December 31, 1997                        3

Statements of Income for the Three and Nine Months                                   4
      Ended September 30, 1998 and September 30, 1997

Statements of Cash Flows for the Nine Months                                         6
      Ended September 30, 1998 and September 30, 1997

Unaudited  Notes to Condensed Financial Statements                                   7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                8

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                  18

PART II  OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                           19
ITEM 2 - Changes in Securities and Use of Proceeds                                   19
ITEM 3 - Defaults upon Senior Securities                                             19
ITEM 4 - Submission of Matters to a Vote of Security Holders                         19
ITEM 5 - Other Information                                                           19
ITEM 6 - Exhibits and Reports on Form 8 - K                                          19


SIGNATURES                                                                           20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              DELTEK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                       September 30,       December 31,
                                                                       -------------       ------------
                                                                            1998               1997
                                                                           -----              -----
                                                                        (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents                                             $    1,229         $  10,883
   Marketable securities                                                     27,268            14,949
   Accounts receivable, net of allowance for doubtful
     accounts of $589 and $573, respectively                                 15,439             9,929
   Deferred income taxes                                                        903             1,158
   Prepaid expenses and other current assets                                  1,815             1,440
                                                                            -------           -------
      Total current assets                                                   46,654            38,359
                                                                             ------            ------

Furniture, equipment, and leasehold improvements, at
  cost, net of accumulated depreciation and amortization
  of $6,223 and $5,349 respectively                                           3,898             2,976
Computer software development costs, at cost, net of
  accumulated amortization of $3,112 and $2,509,
  respectively                                                                2,693             2,597
Deferred income taxes                                                         1,621               ---
Other assets                                                                    748               109
                                                                         ----------        ----------
      Total assets                                                       $   55,614        $   44,041
                                                                         ----------        ----------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                 $    6,133        $    4,985
   Accrued dividends payable                                                   ----               400
   Income taxes payable                                                         236               543
   Deferred income taxes                                                       ----             1,223
   Deferred revenue                                                          15,005            11,076
                                                                         ----------        ----------
      Total current liabilities                                              21,374            18,227
                                                                         ----------        ----------
Commitments
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 2,000,000
   shares authorized, none issued or outstanding
   Common stock, $0.001 par value per share, 45,000,000
   shares authorized, 17,876,57 and 17,704,933 shares issued
   and outstanding at Sept. 30, 1998 and December 31, 1997,
   respectively
                                                                                                   18
   Paid in capital                                                           21,024            18,044
   Retained earnings                                                         13,450             8,204
   Less unearned compensation                                                 (252)             (452)
                                                                         ----------        ----------
    Total shareholders' equity                                               34,240            25,814
                                                                         ----------        ----------
      Total liabilities and shareholders' equity                         $   55,614        $   44,041
                                                                         ----------        ----------

                              DELTEK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    Three months ended September 30,
                                                                    --------------------------------
                                                                          1998            1997
                                                                          ----            ----
Statement of Operations Data:                                    (in thousands, except per share data)
Revenues:
 License fees                                                       $    7,356        $    5,141
 Services                                                               13,425             8,736
 Third party equipment and software                                        823               624
                                                                    ----------        ----------
                                                                        21,604            14,501
                                                                    ----------        ----------
Operating expenses:
 Cost of software                                                          707               567
 Cost of services                                                        6,692             3,928
 Cost of third-party equipment
  and software                                                             635               479
 Software development                                                    3,989             2,683
 Sales and marketing                                                     2,583             1,551
 General and administrative                                                975               887
 Acquisition costs                                                        ----               320
                                                                    ----------        ----------
Total operating expenses                                                15,581            10,415
                                                                    ----------        ----------
Income from operations                                                   6,023             4,086
Interest income, net                                                       272               236
                                                                    ----------        ----------
Income before income taxes                                               6,295             4,322
Provision for income taxes                                               2,450             1,640
                                                                    ----------        ----------
Net income                                                          $    3,845        $    2,682
                                                                    ----------        ----------

Basic net income per share                                          $     0.22        $     0.15
                                                                    ----------        ----------

Diluted net income per share                                        $     0.21        $     0.15
                                                                    ----------        ----------

Weighted average shares outstanding                                     17,864            17,694
                                                                    ----------        ----------

Weighted average shares outstanding, including dilutive
effect of stock options                                                 18,280            18,257
                                                                    ----------        ----------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           1998              1997
                                                                           ----              ----
Statement of Operations Data:                                       (in thousands, except per share data)
Revenues:
 License fees                                                           $   20,046      $   14,656
 Services                                                                   36,647          23,947
 Third party equipment and software                                          2,613           2,264
                                                                        ----------      ----------
                                                                            59,306          40,867
                                                                        ----------      ----------
Operating expenses:
 Cost of software                                                            1,840           1,490
 Cost of services                                                           17,730          10,291
 Cost of third-party equipment and software                                  2,017           1,790
 Software development                                                       11,199           8,071
 Sales and marketing                                                         7,465           4,559
 General and administrative                                                  2,902           2,685
 Acquisition costs                                                           1,096             320
 Purchased in process research & development                                 6,810            ----
                                                                        ----------      ----------
Total operating expenses                                                    51,059          29,206
                                                                        ----------      ----------
Income from operations                                                       8,247          11,661
Interest income, net                                                           772             550
                                                                        ----------      ----------
Income before income taxes                                                   9,019          12,211
Provision for income taxes                                                   3,804           3,797
                                                                        ----------      ----------
Net income                                                              $    5,215      $    8,414
                                                                        ----------      ----------

Basic net income per share                                              $     0.29      $     0.48
                                                                        ----------      ----------

Diluted net income per share                                            $     0.29      $     0.47
                                                                        ----------      ----------


Weighted average shares outstanding                                         17,802          17,390
                                                                        ----------      ----------
Weighted average shares outstanding, including the dilutive
effect of stock options                                                     18,243          17,879
                                                                        ----------      ----------


Pro forma Statement of Operations Data:

Income before provision for income taxes, as reported                                   $   12,211
Provision for income taxes                                                                   4,679
                                                                                        ----------
Net income                                                                              $    7,532
                                                                                        ----------

Pro forma basic net income per share                                                    $     0.43
                                                                                        ----------

Pro forma fully diluted net income per share                                            $     0.42
                                                                                        ----------

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                          Nine months ended Sept.30,
                                                                          --------------------------
                                                                            1998             1997
                                                                            ----             ----
Cash flow from operating activities:
 Net Income                                                                $  5,215         $  8,414
 Adjustments to reconcile net income provided by
   Operating activities:
   Depreciation and amortization                                              1,571            1,085
   Purchased research and development, noncash charge                         6,810             ----
   Other noncash charges                                                        754              289
   Accreted interest on marketable securities                                 (233)            (159)
   Change in accounts receivable, net                                       (5,510)            2,013
   Change in prepaid expenses, inventories and other assets                   (375)              131
   Change in prepaid income taxes                                              ----          (1,106)
   Change in accounts payable and accrued expenses                            1,118            2,289
   Changes in deferred income taxes, net                                    (2,589)              104
   Changes in income taxes payable                                            (307)             ----
   Change in deferred revenue                                                 3,929            2,226
                                                                         ----------       ----------
     Net cash provided by operating activities                               10,383           11,259
                                                                         ----------       ----------


Cash flows from investing activities:
   Purchase of marketable securities                                       (12,086)         (17,803)
   Purchase of property and equipment                                       (1,810)          (1,007)
   Acquisition of SalesKit Corporation                                      (6,054)             ----
   Capitalization of computer development costs                               (705)            (462)
                                                                         ----------       ----------
     Net cash (used in) provided by investing activities                   (20,655)         (19,272)
                                                                         ----------       ----------


Cash flow from financing activities:
   Cash proceeds from initial public offering                                  ----           16,388
   Cash proceeds from issuance of stock for employee
      Purchase plan and option plans                                            988              539
   Cash dividends paid to stockholders                                        (370)         (13,617)
   Common stock purchased and retired                                          ----            (426)
                                                                         ----------       ----------
     Net cash (used in) provided by financing activities                        618            2,884
                                                                         ----------       ----------


Net increase (decrease) in cash and equivalents                             (9,654)          (5,129)
Cash and equivalents, beginning of period                                    10,883            9,381
                                                                         ----------       ----------
Cash and equivalents, end of period                                           1,229            4,252
                                                                         ----------       ----------


Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                          $    9,177       $    4,737
                                                                         ----------       ----------

                              DELTEK SYSTEMS, INC.
                    UNAUDITED NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by Deltek Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Registration Statement on Form S-3 as amended (No. 333-60457).

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

SalesKit Acquisition

In April 1998, the Company acquired substantially all of the assets of SalesKit Software Corporation ("SalesKit"), and assumed certain related liabilities. The purchase price consisted of $6,054,000 in cash and warrants with an estimated fair value of $932,000. The warrants allow the holder to purchase 130,000 shares of Deltek common stock at an exercise price of $22 per share, exercisable over a three year period.

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

4.       NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three and nine months ended September 30, 1998 and 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options. The warrants issued in April 1998 were not dilutive for all periods presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 as contained in the Company's Registration Statement on Form S-3 as amended (No. 333-60457).

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                         Three months ended       Nine months ended
                                         ------------------       -----------------
                                         9/30/98    9/30/97       9/30/98   9/30/97
Revenues:
 License fees                             34.0 %      35.5 %      33.8  %     35.9 %
 Services                                 62.2        60.2        61.8        58.6
 Third party equipment and
   software                                3.8         4.3         4.4         5.5
                                        ------      ------      ------      ------
Total Revenues                           100.0       100.0       100.0       100.0
                                        ------      ------      ------      ------


Operating expenses:
 Cost of software                          3.3         3.9         3.1         3.6
 Cost of services                         31.0        27.1        29.9        25.2
 Cost of third-party equipment
   and software                            2.9         3.3         3.4         4.4
 Software development                     18.5        18.5        18.9        19.7
 Sales and marketing                      12.0        10.7        12.6        11.2
 General and administrative                4.4         6.1         4.9         6.6
 Acquisition costs                        ----         2.2         1.8         0.8
 Purchased in-process research
    and development                       ----        ----        11.5         ---
                                        ------      ------      ------      ------
Total operating expenses                  72.1        71.8        86.1        71.5
                                        ------      ------      ------      ------
Income from operations                    27.9        28.2        13.9        28.5
Interest income, net                       1.2         1.6         1.3         1.4
                                        ------      ------      ------      ------

Income before income taxes                29.1        29.8        15.2        29.9

Provision for income taxes                11.3        11.3         6.4         9.3
                                        ------      ------      ------      ------
Net income                                17.8  %     18.5 %       8.8  %     20.6 %
                                        ------      ------      ------      ------


Pro forma Statement of
----------------------
  Operations Data:
  ----------------

Income before income taxes                                                    29.9 %
                                                                            ------
Income tax provision                                                          11.5
                                                                            ------
Net income                                                                    18.4 %
                                                                            ------


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         License Fees. License fees for the nine months ended September 30, 1998 increased by 36.8% to $20.0 million from $14.7 million for the same period in 1997. The increase in license fees was principally attributable to Costpoint license fees, which increased by 51.4% to $11.9 million for the nine months ended September 30, 1998 from $7.9 million for the same period in 1997, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. Advantage license fees increased by 37.2% to $3.7 million for the nine months ended September 30, 1998 as compared to $2.7 million for the same period in 1997. License fees from System 1 products were $1.8 million for the nine months ended September 30, 1998 compared to $2.7 million for the nine months ended September 30, 1997, a decrease of 32.8%. The decline in System 1 license fees was the result of increased licenses of the Company's advanced client/server system, Costpoint, to new customers. License fees for Electronic Timesheet increased by 67.8% to $2.1 million for the nine months ended September 30, 1998 from $1.2 million for the same period in 1997. License fees comprised 33.8% of the Company's total revenues for the nine months ended September 30, 1998, compared to 35.9% for the comparable prior year period.

         Services. Service revenues for the nine months ended September 30, 1998 increased by 53.0% to $36.6 million from $23.9 million for the same period in 1997. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 101.9% to $15.4 million for the nine months ended September 30, 1998 from $7.6 million for the same period in 1997. Other service revenues increased by 30.1% to $21.2 million for the nine months ended September 30, 1998 from $16.3 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 61.8% of the Company's total revenues for the nine months ended September 30, 1998, compared to 58.6% for the same period in 1997.

         Third-Party Equipment and Software. Revenues from third-party equipment and software for the nine months ended September 30, 1998 increased by 15.4% to $2.6 million from $2.3 million for the nine months ended September 30, 1997. These revenues comprised 4.4% and 5.5% of total revenues for the nine months ended September 30, 1998 and 1997, respectively.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the nine months ended September 30, 1998 was $1.8 million, a slight increase from $1.5 million for the same period in 1997. This change was due to an increase in licensing activity.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the nine months ended September 30, 1998 increased by 72.3% to $17.7 million from $10.3 million for the same period in 1997. The increase in cost of services was primarily due to increases in service personnel. Cost of services represented 48.4% and 43.0% of service revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in cost of services as a percentage of service revenues primarily reflected the increase in consulting revenues as a percentage of service revenues, and to a lessor extent the cost of the Users Conference. Cost of services, exclusive of the direct costs of the International User

Conference, represented 47.3% and 41.9% of service revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company earns a lower margin on its consulting revenues than on its ongoing support service revenues. To a lesser extent, cost of services as a percentage of service revenues increased due to hiring of additional telephone support personnel to service the Company's growing customer base.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the costs of computer and peripheral equipment and license fees and royalties for third-party software. Cost of third-party equipment and software for the nine months ended September 30, 1998 increased to $2.0 million from $1.8 million for the same period in the prior year. As a percentage of related revenues, cost of third-party equipment and software products represented 77.2% and 79.1% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in these costs as a percentage of related revenues was the result of changes in the product mix of equipment and software sold.

         Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the nine months ended September 30, 1998 increased by 38.8% to $11.2 million from $8.1 million for the same period in 1997. This increase was due primarily to hiring additional personnel. Software development costs represented 18.9% and 19.7% of total revenues for the nine months ended September 30, 1998 and 1997, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the nine months ended September 30, 1998 increased by 63.7% to $7.5 million from $4.6 million for the same period in 1997. This increase was due primarily to hiring additional personnel and increased marketing activities. The Company expects sales and marketing expenses to continue to increase for the foreseeable future as the Company pursues its strategy. Sales and marketing expenses represented 12.6% of the Company's total revenues for the nine months ended September 30, 1998, compared to 11.2% for the same period in 1997.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the nine months ended September 30, 1998 increased by 8.1% to $2.9 million from $2.7 million for the same period in 1997. This increase was due primarily to the Company's overall growth. General and administrative expenses represented 4.9% of the Company's total revenues for the nine months ended September 30, 1998, compared to 6.6% for the same period in 1997.

         Acquisition Costs. A charge of $1.1 million was recorded for the nine months ended September 30, 1998 for the transaction costs related to the acquisition of Harper and Shuman, Inc. The acquisition was accounted for as a pooling-of-interests.

         Purchased In-Process Research and Development. A charge of $6.8 million was recorded during the nine months ended September 30, 1998 for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit.

         Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the nine months ended September 30, 1998 increased by 40.4% to $772,000 from $550,000 for the same period in 1997. This increase is due to the higher level of cash balances available for investment.

         Income Tax Provision. The Company's effective tax rate for the nine months ended September 30, 1998 was 42.2%, as compared to the pro forma effective tax rate of 38.3% for the same period in 1997. The tax rate for the nine months ended September 30, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the nine months ended September 30, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         License Fees. License fees for the three months ended September 30, 1998 increased by 43.1% to $7.4 million from $5.1 million for the same period in 1997. The increase in license fees was principally attributable to Costpoint license fees which increased by 51.5% to $4.6 million for the three months ended September 30, 1998 from $3.0 million for the same period in 1997, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. Advantage license fees increased by 145.6% to $1.6 million for the three months ended September 30, 1998 as compared to $0.6 million for the same period in 1997. License fees from System 1 products were $508,000 for the three months ended September 30, 1998 compared to $831,000 for the three months ended September 30, 1997, a decrease of 38.9%. License fees for Electronic Timesheet decreased by 1.7% to $562,000 for the three months ended June 30, 1998, from $572,000 in the same period in 1997. License fees comprised 34.0% of the Company's total revenues for the three months ended September 30, 1998, compared to 35.5% for the comparable prior year period.

         Services. Service revenues for the three months ended September 30, 1998 increased by 53.7% to $13.4 million from $8.7 million for the same period in 1997. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 106.3% to $5.6 million for the three months ended September 30, 1998 from $2.7 million for the same period in 1997. Other service revenues increased by 29.8% to $7.8 million for the three months ended September 30, 1998, from $6.0 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 62.2% of the Company's total revenues for the three months ended September 30, 1998, compared to 60.2% for the same period in 1997.

         Third-Party Equipment and Software.   Revenue from third-party
equipment and software for the three months ended September 30, 1998 increased by 31.9% to $823,000 from $624,000 for the three months ended September 30, 1997. These revenues comprised 3.8% and 4.3% of total revenues for the three months ended September 30, 1998 and 1997, respectively.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three months ended

September 30, 1998 was $0.7 million, a slight increase from the $0.6 million for the same period in 1997. This change was due to an increase in licensing activity.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three months ended September 30, 1998 increased by 70.4% to $6.7 million from $3.9 million for the same period in 1997. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 49.8% and 45.0% of service revenues for the three months ended September 30, 1998 and 1997, respectively. The increase in cost of services as a percentage of service revenues primarily reflected the increase in consulting revenues as a percentage of service revenues. Exclusive of the Company's International User Conference, Cost of services represented 46.8% and 41.9% of service revenues for the three months ended September 30, 1998 and 1997, respectively. The Company earns a lower margin on its consulting revenues than on its ongoing support services revenues. To a lessor extent, cost of services as a percentage of service revenues increased due to hiring of additional telephone support personnel to service the Company's growing customer base.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three months ended September 30, 1998 increased to $0.6 million from $0.5 million in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 77.2% and 76.8% of revenue from third-party equipment and software for the three months ended September 30, 1998 and 1997, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the three months ended September 30, 1998 increased by 48.7% to $4.0 million from $2.7 million for the same period in 1997. This increase was due primarily to hiring additional personnel. Software development costs represented 18.5% and 18.5% of total revenues for the three months ended September 30, 1998 and 1997, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three months ended September 30, 1998 increased by 66.5% to $2.6 million from $1.6 million for the same period in 1997. This increase was due primarily to hiring additional personnel, and increased marketing activities. The Company expects sales and marketing expenses to continue to increase in the foreseeable future as the Company pursues its growth strategy. Sales and marketing expenses represented 12.0% of the Company's total revenues for the three months ended September 30, 1998, compared to 10.7% for the same period in 1997.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three months ended September 30, 1998 increased by 9.9% to $1.0 million from $0.9 million for the same period in 1997. This slight increase is attributable to increased efficiencies from the existing staff and favorable bad debt experience in recent quarters. General and administrative expenses represented 4.4% of the Company's total revenue for the three months ended September 30, 1998, compared to 6.1% for the same period in 1997.

         Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the three months ended September 30, 1998 increased by 15.3% to $272,000 from $236,000 for the same period in 1997. The change is due to increased cash from operations, offset by lower interest rates.
         Income Tax Provision. The Company's effective tax rate for the three months ended September 30, 1998 was 38.9%, as compared to a 37.9% for the same period in 1997. The provision for income taxes for the three months ended September 30, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations almost exclusively from cash flow from its operations. As of September 30, 1998, the Company had cash and cash equivalents of $1.2 million, marketable securities of $27.3 million and working capital of $25.3 million.

         For the nine months ended September 30, 1998, the Company's net cash provided by operating activities was $10.4 million. Accounts receivable, net of the allowance for doubtful accounts, were $15.4 million as of September 30, 1998, compared to $9.9 million as of December 31, 1997. Accounts receivable days sales outstanding was 58 days as of September 30, 1998 compared to 54 days as of December 31, 1997. The increase in deferred revenue reflects increased Costpoint license fees, for which revenues are recognized upon the expiration of the refund period. Exclusive of unbilled receivables, which were recorded as deferred revenue, day's sales outstanding were 46 days as of September 30, 1998, compared to 37 days as of December 31, 1997. While the Company believes that its allowance for doubtful accounts as of September 30, 1998, remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

         Investing activities utilized $20.7 million for the nine months ended September 30, 1998. This amount included $6.1 million for the assets acquired from SalesKit, $4.1 million in acquired marketable securities, $1.8 million in purchased property and equipment and $705,000 of capitalized software production costs.

         Financing activities for the nine months ended September 30, 1998 consisted primarily of $368,000 in proceeds from the exercise of stock options and $620,000 from the issuance of stock under the Company's employee stock purchase plan. This was offset by $370,000 in a final distribution to the Company's S Corporation shareholders.

         The Company has a $1.0 million bank line of credit which will be secured by substantially all of the Company's assets and bear interest at the lender's prime rate. To date, no amounts have been drawn under the line of credit.

         The costs associated with the Registration Statement, which was declared effective by the Securities and Exchange Commission in October 1998, to register shares and warrants issued in connection with the acquisition of Harper and Shuman, Inc. and certain assets and liabilities of SalesKit Software Corporation, will be reflected as a charge to earnings in the quarter ended December 31, 1998.

         The Company believes that its current liquidity, together with anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital expenditure requirements through the foreseeable future. However, depending on its rate of growth, profitability and other factors, some of which are not in the Company's control, the Company believes additional financing may be required to meet its working capital requirements or capital expenditure needs, including acquisitions, in the future. There can be no assurance that additional financing will be available when required or, if available, that any such financing will be on terms satisfactory to the Company.

YEAR 2000

         The Year 2000 Challenge. Many existing information technology ("IT") systems and applications, and other non-IT control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems, applications and devices could fail or create erroneous results unless they are modified in some fashion to distinguish 21st century dates from 20th century dates (i.e., to be year 2000 compliant). The year 2000 challenge creates potential risks for the Company from unforeseen problems in the software products that the Company licenses to others and in the IT and non-IT systems that the Company uses in its own business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to address their own year 2000 issues.

         The Company's Status of Readiness. The Company began addressing the year 2000 challenge in 1993 when it started developing all of its new products to be year 2000 compliant. Year 2000 compliant versions of Costpoint, Advantage, Allegro and Electronic Timesheet have been commercially available for some time, and the year 2000 compliant version of System 1 was released in September 1998. The Company's older-generation CFMS products include CFMS/RD, for which a year 2000 compliant version is available, and CFMS and Micro/CFMS, for which no year 2000 compliant versions are available. Licensees that are using a non-compliant version or product and are participating in one of the Company's comprehensive annual or quarterly support plans will be provided an upgrade or conversion to a year 2000 compliant version or product at no cost. Licensees that are using a non-compliant version or product but are not participating in one of the Company's comprehensive annual or quarterly support plans have the option of upgrading or converting to a year 2000 compliant version or product for an additional license fee. The Company is, or will be, attempting to locate these licensees to determine how the Company can assist them in upgrading or converting to a compliant version or product.

         During 1998, the Company formed a year 2000 project team and developed a project plan with goals and target dates to help assure that the Company's internal IT and non-IT systems and its interfaces with third parties are prepared for the year 2000. The Company's internal IT systems are primarily comprised of the same commercial application software products licensed by the Company to its customers, which are year 2000 compliant. However, the Company also utilizes third party vendor IT and non-IT systems, including application and operating system software, network equipment, telecommunication products, electronic key entry systems, elevators and other third party products, which may or may not be year 2000 compliant. The Company has begun its assessment of all mission critical third party vendor application software systems. Remediation of those systems is scheduled to be completed by the end of the second quarter of 1999. The Company has begun its inventory of all third party computer and network hardware and operating systems used by the Company. Assessment and remediation of these third party IT systems is planned to be completed by the end of the third quarter of 1999. The Company's goal is to have completed its inventory and assessment of all non-IT systems with embedded chips by December 31, 1998 and its remediation of those systems by the end of the second quarter of 1999. Finally, the Company is in the process of contacting governmental entities, financial organizations and other business enterprises on whom the Company relies, directly and indirectly, for accurate exchange of data to determine their year 2000 plans and readiness. The Company expects that by the end of 1998 it will have contacted substantially all of these parties and determined what actions may be needed to mitigate vulnerability to those parties' failure to address their own year 2000 issues.

         Costs to Address Year 2000 Issues. The Company's current estimate is that the costs of remediation associated with the year 2000 issue will not have a material adverse effect on the Company's business, operating results or financial condition. The costs of developing the Company's year 2000 compliant products were incurred as part of the Company's normal product development process. The costs of contacting licensees currently using a non-compliant version or product and assisting those licensees in upgrading or converting to a compliant version or product also is not estimated to be significant. Based upon the Company's assessment to date of its internal IT and non-IT systems, the costs associated with making those systems compliant is not anticipated to be significant.

         Risks Associated with the Company's Year 2000 Issues. Management believes that the growth in demand for the Company's products over the past several years is due in part to its customers' needs to update their IT systems in preparation for the year 2000. As the year 2000 approaches and the number of upgrades driven primarily by the need to achieve year 2000 compliance diminishes, there can be no assurance that the Company's business, operating results and financial condition will not be adversely impacted. Moreover, although the Company's year 2000 compliant products have or will have undergone the Company's normal quality testing procedures, there can be no assurance that these products contain all necessary date code changes. Any system malfunctions due to the onset of calendar year 2000 and any disputes with customers relating to year 2000 compliance, including licensees of non-compliant products that the Company is unable to locate, could have a material adverse effect on the Company's business, operating results and financial condition. Finally, despite the Company's efforts to address the year 2000 impact on its internal IT and non-IT systems and the operation of the enterprises with which the Company interacts, the Company may not be able to fully identify such impact or to resolve it without disruption of the Company's business and without incurring significant expense. Accordingly, if the year 2000 issues are not adequately addressed by the Company and third parties, there can be no assurance that the Company's business, operating results and financial condition will not be materially adversely affected.

         The Company's Contingency Plans. Any significant interruption in the supply of electric power or telephone service to the Company's facilities as a result of the failure of utilities or telecommunications companies to adequately address year 2000 issues would disrupt the Company's ability to conduct its business, including providing telephone support to its customers. The Company is developing contingency plans for implementation in the event that electric power or telephone service to one or more of the Company's facilities is interrupted. Such plans involve relocating portions of the Company's operations to other facilities or locations where power and telephone service are available and taking other similar actions to work around any interruption. Depending upon the nature of the interruption and the geographic areas affected, the Company may be unable to execute some or even all of its contingency plans. The Company also is developing plans to coordinate the efforts of its personnel and resources in addressing any unforeseen year 2000 problems as they arise. The Company expects to have its contingency plans in place by the second quarter of 1999. There can be no assurance that any contingency plans will fully mitigate the impact of any interruption in the supply of electric power or telephone service to the Company's facilities or other year 2000 problems.

         Forward-Looking Statements. The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of year 2000 issues by governmental agencies, businesses and other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated system costs, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's future operating results may vary from quarter to quarter depending upon a number of factors, including the demand for its products, the size and time of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, its ability to attract and retain personnel, the timing of new hires, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of the Company's national user conference, general economic conditions and its ability to develop and market new software products and enhancements and control costs. The loss or delay of individual orders could have a significant impact on the Company's operating results, particularly on a quarterly basis. Furthermore, while the Company's revenues from license fees are difficult to predict because of the length and variability of the Company's sales cycles (typically 3 to 18 months), the Company's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of sales could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenues, the Company's operating results could be materially adversely affected.

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

         As a result of these and other factors, the Company's operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's future quarterly operating results form time to time may not meet the expectations of market analysts or investors. In such event, the price of the Common Stock would likely be materially adversely affected.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

           Not Applicable

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any legal proceeding which would have a material impact on the Company, its operations or financial results.

Item 2.  Changes in Securities and Use of Proceeds

         (a)-(b)-(c)-(d)  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27      Financial Data Schedule

         (b)      Reports on Form 8-K

                  On July 24, 1998, the Company filed its Form 8-K/A #1 to its Current Report on Form 8-K dated May 29, 1998 to amend Item 7 to include the required financial statements of Harper and Shuman, Inc. and the required pro forma financial information relating to the business combination between the Company and Harper and Shuman, Inc.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 12, 1998

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