Form 10-Q/A
period 1998-06-30
DELTEK SYSTEMS INC
filed 1999-02-26
CIK 1029299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A #1


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period and six months ended June 30, 1998 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                    Outstanding at June 30, 1998
Common Stock, $.001 par value                                17,840,613

                              DELTEK SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                                      PAGE NO.

PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Restatement of Financial Statements                                                     3

Balance Sheets as of June 30, 1998 and December 31, 1997                                4

Statements of Income for the Three and Six Months
         Ended June 30, 1998 and June 30, 1997                                          5

Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and June 30, 1997                                          7

Unaudited  Notes to Condensed Financial Statements                                      8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             10

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                     19

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                             20
ITEM 2 -  Changes in Securities and Use of Proceeds                                     20
ITEM 3 -  Defaults upon Senior Securities                                               20
ITEM 4 -  Submission of Matters to a Vote of Security Holders                           20
ITEM 5 -  Other Information                                                             20
ITEM 6 -  Exhibits and Reports on Form 8 - K                                            21


SIGNATURES                                                                              22
PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

RESTATEMENT OF FINANCIAL RESULTS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

In January 1999, the Company learned that the Securities and Exchange Commission has closely scrutinized purchased in-process research and development charges and has expressed its views in comment letters to registrants and in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants. The Company's acquisition of SalesKit Software Corporation in April 1998 included a charge for purchased in-process research and development costs of $6.8 million which was based upon a valuation by an independent appraiser. The Company believed its accounting was in accordance with generally accepted accounting principles and industry practice at that time. The Company and its appraiser have re-evaluated the in-process research and development charge in light of the SEC's new position on this topic. Consequently, in closing out the fourth quarter of 1998 the Company reduced the purchase price allocation for the in-process research and development charge to $2.5 million, and goodwill increased by $4.3 million which will be amortized over five years. This revised allocation has been reviewed by the Company's auditors. The financial information for the quarter and six months ended June 30, 1998, and the quarter and nine months ended September 30, 1998 included in the Amendment No. 1 to the Form 10-Q's for these respective periods reflect these changes. The Company believes this change has no economic impact on the Company's financial position or liquidity and that the only effect on the results of operation will result from increased amortization charges of approximately $215,000 per quarter before taxes, which are related to the increased goodwill.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              DELTEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                June 30, 1998      December 31,
                                                                                -------------      ------------
                                                                                 (Unaudited)           1997
                                                                                -------------      ------------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                       $  4,202          $ 10,883
   Marketable securities                                                             20,482            14,949
   Accounts receivable, net of allowance for doubtful
       accounts of $589 and $573, respectively                                       12,930             9,929
   Prepaid income taxes                                                               1,916                --
   Deferred income taxes                                                              1,030             1,158
   Prepaid expenses and other current assets                                          1,451             1,440
                                                                                   --------          --------
      Total current assets                                                           42,011            38,359
                                                                                   --------          --------
Furniture, equipment, and leasehold improvements, at
   cost, net of accumulated depreciation and amortization
   of  $5,907 and $5,349 respectively                                                 3,834             2,976
Computer software development costs, at cost, net of
   accumulated amortization of $2,868 and $2,509,
    respectively                                                                      2,658             2,597
Deferred income taxes                                                                 1,628                --
Purchased intangibles, net of amortization                                            4,871                --
Other assets                                                                             84               109
                                                                                   --------          --------
      Total assets                                                                 $ 55,086          $ 44,041
                                                                                   --------          --------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                           $  6,773          $  4,985
   Accrued dividends payable                                                             --               400
   Income taxes payable                                                               1,655               543
   Deferred income taxes                                                                 --             1,223
   Deferred revenue                                                                  14,186            11,076
                                                                                   --------          --------
      Total current liabilities                                                      22,614            18,227
                                                                                   --------          --------
Commitments
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 2,000,000
      shares authorized, none issued or outstanding
   Common stock, $0.001 par value per share, 45,000,000 shares authorized,
      17,840,613 and 17,704,933 shares issued and outstanding at June 30,
      1998 and December 31, 1997, respectively                                           18                18
   Paid in capital                                                                   20,656            18,044
   Retained earnings                                                                 12,116             8,204
   Less unearned compensation                                                          (318)             (452)
                                                                                   --------          --------
    Total shareholders' equity                                                       32,472            25,814
                                                                                   --------          --------
      Total liabilities and shareholders' equity                                   $ 55,086          $ 44,041
                                                                                   --------          --------

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three months ended June 30,
                                                                        ---------------------------
                                                                           1998            1997
Statement of Operations Data:                                               (in thousands, except
                                                                               per share data)
Revenues:
   License fees                                                           $ 6,807         $ 4,809
   Services                                                                12,129           7,688
   Third party equipment and software                                       1,013           1,106
                                                                          -------         -------
                                                                           19,949          13,603
                                                                          -------         -------
Operating expenses:
   Cost of software                                                           575             511
   Cost of services                                                         5,899           3,276
   Cost of third-party equipment
      and software                                                            779             894
   Software development                                                     3,876           2,783
   Sales and marketing                                                      2,624           1,581
   General and administrative                                                 861             880
   Amortization of purchased intangibles                                      171              --
   Acquisition costs                                                        1,096              --
   Purchased in process research & development                              2,500              --
                                                                          -------         -------
Total operating expenses                                                   18,381           9,925
                                                                          -------         -------
Income from operations                                                      1,568           3,678
Interest income, net                                                          250             253
                                                                          -------         -------
Income before income taxes                                                  1,818           3,931
Provision for income taxes                                                  1,042           1,473
                                                                          -------         -------
Net income                                                                $   776         $ 2,458
                                                                          -------         -------

Basic net income per share                                                $  0.04         $  0.14
                                                                          -------         -------



Diluted net income per share                                              $  0.04         $  0.14
                                                                          -------         -------

Weighted average shares outstanding                                        17,808          17,623
                                                                          -------         -------

Weighted average shares outstanding, including dilutive effect of
stock options                                                              18,323          18,095
                                                                          -------         -------


                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                                          Six months ended June 30,
                                                                          -------------------------
                                                                             1998             1997
Statement of Operations Data:                                               (in thousands, except
                                                                               per share data)
Revenues:
   License fees                                                            $12,690         $ 9,515
   Services                                                                 23,222          15,211
   Third party equipment and software                                        1,790           1,640
                                                                           -------         -------
                                                                            37,702          26,366
                                                                           -------         -------
Operating expenses:
   Cost of software                                                          1,099             923
   Cost of services                                                         11,038           6,363
   Cost of third-party equipment
      and software                                                           1,382           1,311
   Software development                                                      7,210           5,388
   Sales and marketing                                                       4,881           3,008
   General and administrative                                                1,927           1,798
   Amortization of purchased intangibles                                       178              --
   Acquisition costs                                                         1,096              --
   Purchased in process research & development                               2,500              --
                                                                           -------         -------
Total operating expenses                                                    31,311          18,791
                                                                           -------         -------
Income from operations                                                       6,391           7,575
Interest income, net                                                           500             314
                                                                           -------         -------
Income before income taxes                                                   6,891           7,889
Provision for income taxes                                                   3,009           2,157
                                                                           -------         -------
Net income                                                                 $ 3,882         $ 5,732
                                                                           -------         -------

Basic net income per share                                                 $  0.22         $  0.34
                                                                           -------         -------

Diluted net income per share                                               $  0.21         $  0.33
                                                                           -------         -------

Weighted average shares outstanding                                         17,770          17,076
                                                                           -------         -------
Weighted average shares outstanding, including the dilutive effect
of stock options                                                            18,293          17,539
                                                                           -------         -------

Pro forma Statement of Operations Data:

Income before provision for income taxes, as reported                                        7,389
Provision for income taxes                                                                   3,039
                                                                                           -------
Net income                                                                                 $ 4,850
                                                                                           -------

Pro forma basic net income per share                                                       $  0.28
                                                                                           -------

Pro forma diluted net income per share                                                     $  0.28
                                                                                           -------

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                          1998              1997
                                                                        --------          --------
Cash flow from operating activities:
   Net Income                                                           $  3,882          $  5,732
   Adjustments to reconcile net income provided by
      operating activities:
       Depreciation and amortization                                       1,077               688
       Purchased research and development, noncash charge                  2,500              --
       Other noncash charges                                                 383               120
       Accreted interest on marketable securities                           --                (134)
       Change in accounts receivable, net                                 (2,766)               54
       Change in prepaid expenses, inventories and other assets             (146)              330
       Change in prepaid income taxes                                     (1,916)           (1,560)
       Change in accounts payable and accrued expenses                     1,396             1,476
       Changes in deferred income taxes, net                              (2,723)              104
       Changes in income taxes payable                                     1,951               168
       Change in deferred revenue                                          2,663             1,195
                                                                        --------          --------
           Net cash provided by operating activities                       6,301             8,173
                                                                        --------          --------

Cash flows from investing activities:
       Purchase of marketable securities                                  (5,533)           (9,174)
       Purchase of property and equipment                                 (1,194)             (599)
       Acquisition of SalesKit Corporation                                (6,054)               --
       Capitalization of computer development costs                         (420)             (294)
                                                                        --------          --------
           Net cash (used in) provided by investing activities           (13,201)          (10,067)
                                                                        --------          --------

Cash flow from financing activities:
       Cash proceeds from initial public offering                             --            16,392
       Cash proceeds from issuance of stock for employee
          purchase plan                                                      285               147
       Cash proceeds from exercise of stock options                          304                --
       Cash dividends paid to stockholders                                  (370)          (11,017)
       Common stock purchased and retired                                     --              (426)
                                                                        --------          --------
          Net cash (used in) provided by financing activities                219             5,096
                                                                        --------          --------

Net increase (decrease) in cash and equivalents                           (6,681)            3,202
Cash and equivalents, beginning of period                                 10,883             9,381
                                                                        --------          --------
Cash and equivalents, end of period                                     $  4,202          $ 12,583
                                                                        --------          --------

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                       $  5,631          $  1,548
                                                                        --------          --------

                              DELTEK SYSTEMS, INC.
                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

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

Restatement of Financial Statements

Subsequent to the Securities and Exchange Commissions ("SEC") letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998 regarding the SEC's views on in-process research and development costs, the Company and its independent appraisers have re-evaluated the computation of the in-process research and development charge for the April 1998 acquisition of SalesKit Software Corporation in light of the SEC's new position. Although the Company believed its accounting was in accordance with generally accepted accounting principles and industry practice at that time, the purchase price allocation for in-process research and development has been reduced to $2.5 million, and goodwill increased by $4.3 million which will be amortized over five years. This revised allocation has been reviewed by the Company's auditors, and these financial statements reflect these revisions.

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

Upon evaluation, the Company assigned approximately $4,310,000 to intangible assets and existing technology and is amortizing this amount over five years. The Company assigned $2,500,000 to in-process research and development and expensed this amount. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The Company recorded approximately $468,000 in assumed liabilities of SalesKit, primarily related to accrued liabilities and deferred revenue.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                                 Three months ended             Six months ended
                                                 ------------------             ----------------
                                                6/30/98      6/30/97         6/30/98        6/30/97
Revenues:
   License fees                                  34.1%          35.4%          33.7%          36.1%
   Services                                      60.8           56.5           61.6           57.7
   Third party equipment and
      Software                                    5.1            8.1            4.7            6.2
                                                -----          -----          -----          -----
Total Revenues                                  100.0          100.0          100.0          100.0
                                                -----          -----          -----          -----

Operating expenses:
   Cost of software                               2.9            3.8            2.9            3.5
   Cost of services                              29.6           24.1           29.3           24.1
   Cost of third-party equipment
      And software                                3.9            6.6            3.7            5.0
   Software development                          19.4           20.4           19.1           20.5
   Sales and marketing                           13.2           11.6           12.9           11.4
   General and administrative                     4.3            6.5            5.1            6.8
   Amortization of intangibles                    0.8             --            0.5             --
   Acquisition costs                              5.5             --            2.9             --
   Purchased in-process research
     And development                             12.5             --            6.6             --
                                                -----          -----          -----          -----
Total operating expenses                         92.1           73.0           83.0           71.3
                                                -----          -----          -----          -----
Income from operations                            7.9           27.0           17.0           28.7
Interest income, net                              1.2            1.9            1.3            1.2
                                                -----          -----          -----          -----
Income before income taxes                        9.1           28.9           18.3           29.9
Provision for income taxes                        5.2           10.8            8.0            8.2
                                                -----          -----          -----          -----
Net income                                        3.9%          18.1%          10.3%          21.7%
                                                -----          -----          -----          -----

Pro forma Statement of Operations Data:
Income before income taxes                                                                    29.9%
                                                                                             -----
Income tax provision                                                                          11.5
                                                                                             -----
Net income                                                                                    18.4%
                                                                                             -----

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

         Amortization of Intangibles. The charge of $171,000 for the three months ended June 30, 1998 relate primarily to the amortization of goodwill and other purchased intangibles of SalesKit Software Corporation, which was purchased in April 1998.

         Acquisition Costs. A charge of $1.1 million was recorded for the three months ended June 30, 1998 for the transaction costs related to the acquisition of Harper and Shuman, Inc. The acquisition was accounted for as a pooling of interests.

         Purchased In-process Research and Development. A charge of $2.5 million was recorded during the three months ended June 30, 1998, for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit Software Corporation.

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

         Income Tax Provision. The Company's effective tax rate for the three months ended June 30, 1998 was 26.1%, as compared to a 37.5% for the same period in 1997. The tax rate for the quarter ended June 30, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the three months ended June 30, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998.

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

         Amortization of Intangibles. The charge of $178,000 for the six months ended June 30, 1998 relate primarily to the amortization of goodwill and other purchased intangibles of SalesKit Software Corporation, which was purchased in April 1998.

         Purchased In-Process Research and Development. A charge of $2.5 million was recorded during the six-months ended June 30, 1998, for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit Software Corporation.

         Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the six months ended June 30, 1998 increased by 59.2% to $500,000 from $314,000 for the same period in 1997. This increase is due to the higher level of cash balances available for investment.

         Income Tax Provision. The Company's effective tax rate for the six months ended June 30, 1998 was 49.7%, as compared to the pro forma effective tax rate of 41.1% for the same period in 1997. The tax rate for the six months ended June 30, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the six months ended June 30, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations almost exclusively from cash flow from its operations. As of June 30, 1998, the Company had cash and cash equivalents of $4.2 million, marketable securities of $20.5 million and working capital of $19.4 million.

         For the six months ended June 30, 1998, the Company's net cash provided by operating activities was $6.3 million. Accounts receivable, net of the allowance for doubtful accounts, were $12.9 million as of June 30, 1998, compared to $9.9 million as of December 31, 1997. Accounts receivable days sales outstanding was 55 days as of June 30, 1998, compared to 54 days as of December 31, 1997. The increase in deferred revenue reflects increased Costpoint license fees, for which revenues are recognized upon the expiration of the refund period. Exclusive of unbilled receivables, which were recorded as deferred revenue, days sales outstanding were 39 days as of June 30, 1998, compared to 37 days as of December 31, 1997. While the Company believes that its allowance for doubtful accounts as of June 30, 1998, remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

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

         Although the software products that the Company currently actively markets either are, or are being redesigned to be, year 2000 compliant, many of the Company's customers are still using non-compliant versions of its products. The Company intends to provide the year 2000 compliant versions of its products as normal product upgrades to all licensees that are using non-compliant versions and are currently receiving ongoing support services from the Company. The Company is attempting to identify those licensees, which are currently using a non-compliant version of its products but are not receiving ongoing support services, in order to determine whether those licensees intend to continue using the Company's products and, if so, how the Company can assist them in converting to a year 2000 compliant version. Although the Company does not anticipate that the impact of these conversions will be significant, there can be no assurance that the Company will be able to identify and satisfactorily resolve year 2000 issue with such licensee in a manner what will not have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's year 2000 compliant products have, or will have, undergone the Company's normal quality testing procedures, there can be no assurance that these products contain all necessary date code changes. Any system malfunctions due to the onset of the year 2000 and any disputes with customers relating to year 2000 compliance, including licensees of non-compliant products that the Company is unable to locate, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         (d) On April 30, 1998, the Company released from escrow the approximate sum of $5.6 million, placed in escrow during the quarter ended March 31, 1998, with the Company's bank upon closing of the acquisition of assets of SalesKit. Such sums represented a portion of the net proceeds of the Company's initial public offering in February 1997. The balance of the net proceeds of the offering remain temporarily invested and available for future working capital or other uses.

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

         On June 1, 1998, the Company filed its Current Report on Form 8-K dated June 1, 1998, reporting the issuance of a press release announcing the execution of a definitive agreement relating to the contemplated acquisition of H&S and a press release announcing the closing of the acquisition. No financial statements were included.

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

Date:    February 26, 1999

                                 DELTEK SYSTEMS, INC.



                                 By:  /s/ Alan R. Stewart
                                      ---------------------------------------
                                        Alan R. Stewart
                                        Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                              DELTEK SYSTEMS, INC.

                                INDEX OF EXHIBITS

EXHIBIT #    EXHIBIT TITLE
    27       Financial Data Schedule