Form 10-Q/A
period 1998-09-30
DELTEK SYSTEMS INC
filed 1999-02-26
CIK 1029299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A #1


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period and nine months ended September 30, 1998 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

                              DELTEK SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Restatement of Financial Statements                                            3

Balance Sheets as of September 30, 1998 and December 31, 1997                  4

Statements of Income for the Three and Nine Months                             5
         Ended September 30, 1998 and September 30, 1997

Statements of Cash Flows for the Nine Months                                   7
         Ended September 30, 1998 and September 30, 1997

Unaudited  Notes to Condensed Financial Statements                             8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   10

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk           20

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                   21
ITEM 2 -  Changes in Securities and Use of Proceeds                           21
ITEM 3 -  Defaults upon Senior Securities                                     21
ITEM 4 -  Submission of Matters to a Vote of Security Holders                 21
ITEM 5 -  Other Information                                                   21
ITEM 6 -  Exhibits and Reports on Form 8 - K                                  21


SIGNATURES                                                                    22

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


RESTATEMENT OF FINANCIAL RESULTS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

In January 1999, the Company learned that the Securities and Exchange Commission has closely scrutinized purchased in-process research and development charges and has expressed its views in comment letters to registrants and in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants. The Company's acquisition of SalesKit Software Corporation in April 1998 included a charge for purchased in-process research and development costs of $6.8 million which was based upon a valuation by an independent appraiser. The Company believed its accounting was in accordance with generally accepted accounting principles and industry practice at that time. The Company and its appraiser have re-evaluated the in-process research and development charge in light of SEC's new position on this topic. Consequently, in closing out the fourth quarter of 1998 the Company reduced the purchase price allocation for the in-process research and development charge to $2.5 million, and goodwill increased by $4.3 million which will be amortized over five years. This revised allocation has been reviewed by the Company's auditors. The financial information for the quarter and six months ended June 30, 1998, and the quarter and nine months ended September 30, 1998 included in the Amendment No. 1 to the Form 10-Q's for these respective periods reflect these changes. The Company believes this change has no economic impact on the Company's financial position or liquidity and that the only effect on the results of operations will result from increased amortization charges of approximately $215,000 per quarter before taxes, which are related to the increased goodwill.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                              DELTEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             September 30,   December 31,
                                                                 1998           1997
                                                             -------------   ------------
                                                              (Unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents                                   $  1,229       $ 10,883
   Marketable securities                                         27,268         14,949
   Accounts receivable, net of allowance for doubtful
       accounts of $589 and $573, respectively                   15,439          9,929
   Deferred income taxes                                            903          1,158
   Prepaid expenses and other current assets                      1,815          1,440
                                                               --------       --------
      Total current assets                                       46,654         38,359
                                                               --------       --------
Furniture, equipment, and leasehold improvements, at
   cost, net of accumulated depreciation and amortization
   of  $6,223 and $5,349 respectively                             3,898          2,976
Computer software development costs, at cost, net of
   accumulated amortization of $3,112 and $2,509,
   respectively                                                   2,693          2,597
Deferred income taxes                                             1,621             --
Purchased intangibles, net of amortization                        4,615             --
Other assets                                                         86            109
                                                               --------       --------
      Total assets                                             $ 59,567       $ 44,041
                                                               ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                       $  6,133       $  4,985
   Accrued dividends payable                                         --            400
   Income taxes payable                                           1,806            543
   Deferred income taxes                                             --          1,223
   Deferred revenue                                              15,005         11,076
                                                               --------       --------
      Total current liabilities                                  22,944         18,227
                                                               --------       --------
Commitments
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 2,000,000
    shares authorized, none issued or outstanding
   Common stock, $0.001 par value per share, 45,000,000
    Shares authorized, 17,876,570 and 17,704,933 shares
    issued and outstanding at Sept. 30, 1998 and December
    31, 1997, respectively                                           18             18
   Paid in capital                                               21,024         18,044
   Retained earnings                                             15,833          8,204
   Less unearned compensation                                      (252)          (452)
                                                               --------       --------
    Total shareholders' equity                                   36,623         25,814
                                                               --------       --------
      Total liabilities and shareholders' equity               $ 59,567       $ 44,041
                                                               --------       --------

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended
                                                                September 30,
                                                             --------------------
                                                              1998          1997
                                                             -------      -------
                                                             (in thousands, except
                                                                per share data)
Revenues:
   License fees                                              $ 7,356      $ 5,141
   Services                                                   13,425        8,736
   Third party equipment and software                            823          624
                                                             -------      -------
                                                              21,604       14,501
                                                             -------      -------
Operating expenses:
   Cost of software                                              668          567
   Cost of services                                            6,692        3,928
   Cost of third-party equipment
      and software                                               635          479
   Software development                                        3,989        2,683
   Sales and marketing                                         2,583        1,551
   General and administrative                                    975          887
    Amortization of purchased intangibles                        254           --
   Acquisition costs                                              --          320
                                                             -------      -------
Total operating expenses                                      15,796       10,415
                                                             -------      -------
Income from operations                                         5,808        4,086
Interest income, net                                             273          236
                                                             -------      -------
Income before income taxes                                     6,081        4,322
Provision for income taxes                                     2,365        1,640
                                                             -------      -------
Net income                                                   $ 3,716      $ 2,682
                                                             -------      -------

Basic net income per share                                   $  0.21      $  0.15
                                                             -------      -------

Diluted net income per share                                 $  0.20      $  0.15
                                                             -------      -------

Weighted average shares outstanding                           17,864       17,694
                                                             -------      -------

Weighted average shares outstanding, including dilutive
effect of stock options                                       18,280       18,257
                                                             -------      -------

                              DELTEK SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                 --------------------
                                                                  1998          1997
                                                                 -------      -------
                                                                 (in thousands, except
                                                                    per share data)
Revenues:
   License fees                                                  $20,046      $14,656
   Services                                                       36,647       23,947
   Third party equipment and software                              2,613        2,264
                                                                 -------      -------
                                                                  59,306       40,867
                                                                 -------      -------
Operating expenses:
   Cost of software                                                1,767        1,490
   Cost of services                                               17,730       10,291
   Cost of third-party equipment and software                      2,017        1,790
   Software development                                           11,199        8,071
   Sales and marketing                                             7,464        4,559
   General and administrative                                      2,902        2,685
   Amortization of purchased intangibles                             432           --
   Acquisition costs                                               1,096          320
   Purchased in process research & development                     2,500           --
                                                                 -------      -------
Total operating expenses                                          47,107       29,206
                                                                 -------      -------
Income from operations                                            12,199       11,661
Interest income, net                                                 773          550
                                                                 -------      -------
Income before income taxes                                        12,972       12,211
Provision for income taxes                                         5,374        3,797
                                                                 -------      -------
Net income                                                       $ 7,598      $ 8,414
                                                                 -------      -------

Basic net income per share                                       $  0.43      $  0.48
                                                                 -------      -------
Diluted net income per share                                     $  0.42      $  0.47
                                                                 -------      -------

Weighted average shares outstanding                               17,802       17,390
                                                                 -------      -------
Weighted average shares outstanding, including the dilutive
effect of stock options                                           18,243       17,879
                                                                 -------      -------

Pro forma Statement of Operations Data:
Income before provision for income taxes, as reported                         $12,211
Provision for income taxes                                                      4,679
                                                                              -------
Net income                                                                    $ 7,532
                                                                              -------
Pro forma basic net income per share                                          $  0.43
                                                                              -------
Pro forma fully diluted net income per share                                  $  0.42
                                                                              -------

                              DELTEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Nine months ended
                                                                             Sept.30,
                                                                     -----------------------
                                                                       1998           1997
                                                                     --------       --------
Cash flow from operating activities:
   Net Income                                                        $  7,598       $  8,414
   Adjustments to reconcile net income provided by
      Operating activities:
       Depreciation and amortization                                    1,930          1,085
       Purchased research and development, noncash charge               2,500
       Other noncash charges                                              752            289
       Accreted interest on marketable securities                        (233)          (159)
       Change in accounts receivable, net                              (5,510)        (2,013)
       Change in prepaid expenses, inventories and other assets          (375)           131
       Change in prepaid income taxes                                      --         (1,106)
       Change in accounts payable and accrued expenses                  1,118          2,289
       Changes in deferred income taxes, net                           (2,589)           104
       Changes in income taxes payable                                  1,263             --
       Change in deferred revenue                                       3,929          2,226
                                                                     --------       --------
           Net cash provided by operating activities                   10,383         11,259
                                                                     --------       --------

Cash flows from investing activities:
       Purchase of marketable securities                              (12,086)       (17,803)
       Purchase of property and equipment                              (1,810)        (1,007)
       Acquisition of SalesKit Corporation                             (6,054)            --
       Capitalization of computer development costs                      (705)          (462)
                                                                     --------       --------
           Net cash (used in) provided by investing activities        (20,655)       (19,272)
                                                                     --------       --------

Cash flow from financing activities:
       Cash proceeds from initial public offering                          --         16,388
       Cash proceeds from issuance of stock for employee
          Purchase plan and option plans                                  988            539
       Cash dividends paid to stockholders                               (370)       (13,617)
       Common stock purchased and retired                                  --           (426)
                                                                     --------       --------
          Net cash (used in) provided by financing activities             618          2,884
                                                                     --------       --------

Net increase (decrease) in cash and equivalents                        (9,654)        (5,129)
Cash and equivalents, beginning of period                              10,883          9,381
                                                                     --------       --------
Cash and equivalents, end of period                                     1,229          4,252
                                                                     --------       --------
Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                    $  9,177       $  4,737
                                                                     --------       --------

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

Restatement of Financial Statements

Subsequent to the Securities and Exchange Commission's ("SEC") letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998 regarding the SEC's views on in-process research and development costs, the Company and its independent appraisers have re-evaluated the computation of the in-process research and development charge for the April 1998 acquisition of SalesKit Software Corporation in light of the SEC's new position. Although the Company believed its accounting was in accordance with generally accepted accounting principles and industry practice at that time, the purchase price allocation for in-process research and development has been reduced to $2.5 million, and goodwill increased by $4.3 million which will be amortized over five years. This revised allocation has been reviewed by the Company's auditors, and these financial statements reflect these revisions.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                       Three months ended        Nine months ended
                                      --------------------      --------------------
                                      9/30/98      9/30/97      9/30/98      9/30/97
                                      -------      -------      -------      -------
Revenues:
   License fees                         34.0%        35.5%        33.8%        35.9%
   Services                             62.2         60.2         61.8         58.6
   Third party equipment and
      software                           3.8          4.3          4.4          5.5
                                      ------       ------       ------       ------
Total Revenues                         100.0        100.0        100.0        100.0
                                      ------       ------       ------       ------

Operating expenses:
   Cost of software                      3.1          3.9          3.0          3.6
   Cost of services                     31.0         27.1         29.9         25.2
   Cost of third-party equipment
       and software                      2.9          3.3          3.4          4.4
   Software development                 18.5         18.5         18.9         19.7
   Sales and marketing                  12.0         10.7         12.6         11.2
   General and administrative            4.4          6.1          4.9          6.6
   Amortization of intangibles           1.2           --          0.7           --
   Acquisition costs                      --          2.2          1.8          0.8
   Purchased in-process research
      and development                     --           --          4.2           --
                                      ------       ------       ------       ------
Total operating expenses                73.1         71.8         79.4         71.5
                                      ------       ------       ------       ------
Income from operations                  26.9         28.2         20.6         28.5
Interest income, net                     1.2          1.6          1.3          1.4
                                      ------       ------       ------       ------
Income before income taxes              28.1         29.8         21.9         29.9
Provision for income taxes              10.9         11.3          9.1          9.3
                                      ------       ------       ------       ------
Net income                              17.2%        18.5%        12.8%        20.6%
                                      ------       ------       ------       ------

Pro forma Statement of
  Operations Data:
Income before income taxes                                                     29.9%
                                                                             ------
Income tax provision                                                           11.5
                                                                             ------
Net income                                                                     18.4%
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

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the nine months ended September 30, 1998 increased by 8.1% to $2.9 million from $2.7 million for the same period in 1997. This increase was due primarily to the Company's overall growth. General and administrative expenses represented 4.9% of the Company's total revenues for the nine months ended September 30, 1998, compared to 6.4% for the same period in 1997.

         Amortization of Intangibles. The charge of $432,000 for the nine months ended September 30, 1998 relate primarily to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998, and to a lesser extent to the intangibles acquired in the September 1996 acquisition of Allegro.

         Acquisition Costs. A charge of $1.1 million was recorded for the nine months ended September 30, 1998 for the transaction costs related to the acquisition of Harper and Shuman, Inc. The acquisition was accounted for as a pooling-of-interests.

         Purchased In-Process Research and Development. A charge of $2.5 million was recorded during the nine months ended September 30, 1998 for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit.

         Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the nine months ended September 30, 1998 increased by 40.4% to $772,000 from $550,000 for the same period in 1997. This increase is due to the higher level of cash balances available for investment.

         Income Tax Provision. The Company's effective tax rate for the nine months ended September 30, 1998 was 41.4%, as compared to the pro forma effective tax rate of 38.3% for the same period in 1997. The tax rate for the nine months ended September 30, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the nine months ended September 30, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998.

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

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three months ended September 30, 1998 increased by 9.9% to $1.0 million from $0.9 million for the same period in 1997. This slight increase is attributable to increased efficiencies from the existing staff and favorable bad debt experience in recent quarters. General and administrative expenses represented 4.4% of the Company's total revenue for the three months ended September 30, 1998, compared to 6.6% for the same period in 1997.

         Amortization of Intangibles. The charge of $254,000 for the nine months ended September 30, 1998 relate primarily to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998, and to a lesser extent to the intangibles acquired in the September 1996 acquisition of Allegro.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations almost exclusively from cash flow from its operations. As of September 30, 1998, the Company had cash and cash equivalents of $1.2 million, marketable securities of $27.3 million and working capital of $23.7 million.

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

         Investing activities utilized $20.7 million for the nine months ended September 30, 1998. This amount included $6.1 million for the assets acquired from SalesKit, $12.1 million in acquired marketable securities, $1.8 million in purchased property and equipment and $705,000 of capitalized software production costs.

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

Date:    February 26, 1999


                                             DELTEK SYSTEMS, INC.


                                             By:  /s/ Alan R. Stewart
                                                  ------------------------------
                                                  Alan R. Stewart
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                              DELTEK SYSTEMS, INC.

                                INDEX OF EXHIBITS


EXHIBIT #                 EXHIBIT TITLE
   27                     Financial Data Schedule

s