Form 10-K405
period 1998-12-31
DELTEK SYSTEMS INC
filed 1999-03-03
CIK 1029299

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number   0-22001

                              Deltek Systems, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Virginia                               54-1252625
    -------------------------------              -------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

  8280 Greensboro Drive, McLean, Virginia                22102
 -----------------------------------------              -------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (703) 734-8606

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
  Common Stock, $.001 par value                Nasdaq National Market
  -----------------------------                ----------------------

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
                                                     ---         ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 19, 1999, was $167,810,843, based on a total of 9,454,132 shares held by non-affiliates on that date and computed by reference to the closing price reported on the Nasdaq National Market on that date, which was $17.75 per share.

       The Company had 17,864,551 shares of Common Stock, $.001 par value, outstanding as of February 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Certain information to be contained in the registrant's proxy statement for the 1999 annual meeting of the registrant's shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated into Part III of this report by reference to such proxy statement.

                                TABLE OF CONTENTS


PART 1
        Item 1.     Business                                                                            1
        Item 2.     Properties                                                                          13
        Item 3.     Legal Proceedings                                                                   13
        Item 4.     Submission of Matters to a Vote of Security Holders                                 13

PART II
        Item 5.     Market for Registrant's Common Equity and
                    Related Stockholder Matters                                                         14
        Item 6.     Selected Financial Data                                                             14
        Item 7.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operation                                        16
        Item 7A.    Quantitative and Qualitative Disclosures About
                    Market Risk                                                                         35
        Item 8      Financial Statements and Supplementary Data                                         35
        Item 9.     Changes in Disagreements on Accounting and
                    Financial Disclosure                                                                35

Part III
        Item 10.    Directors and Executive Officers of the Registrant                                  36
        Item 11.    Executive Compensation                                                              36
        Item 12.    Security Ownership of Certain Beneficial Owners
                    And Management                                                                      36
        Item 13.    Certain Relationships and Related Transactions                                      36

Part IV
        Item 14.    Exhibits, Financial Statement Schedules, and Reports
                    On Form 8-K                                                                         36

FINANCIAL STATEMENTS                                                                                    F-1

FORWARD-LOOKING STATEMENTS

       In addition to historical information, this Annual Report includes certain "forward-looking statements." The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Readers are cautioned not to place undue reliance on these forward-looking statements as these forward-looking statements reflect the current view of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks, uncertainties and contingencies include, but are not limited to, the factors discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results and Market Price" and elsewhere in this Annual Report. Deltek undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

       Deltek Systems, Inc. ("Deltek" or the "Company") is a leading provider of enterprise software products that enable project-oriented organizations to more effectively manage, operate and grow their operations. The Company's software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, human resources management and administration, materials management and project reporting. The Company also provides a full range of services, including implementation and consulting, training and ongoing support. In the year ended December 31, 1998, 33.9% of the Company's total revenues was derived from software license fees and 61.2% of its total revenues was generated from services. Since its inception, the Company has licensed its products to over 5,000 project-oriented organizations across a spectrum of industries, including architecture and engineering, environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many of these project-oriented businesses provide products and services under federal government contracts. The Company's customers include Bell Atlantic Federal Integrated Systems, Inc., Computer Sciences Corporation, Lockheed Martin Corp., Northrup Grumman Corporation and Raytheon Service Co., Inc.

       From 1994 through 1998, total revenues increased from $28.8 million to $83.1 million, representing compound annual growth of 30.3%, and income from operations, exclusive of non-recurring charges, increased from $8.4 million to $22.5 million, representing compound annual growth of 27.9%. For the year ended December 31, 1998, total revenues increased 44.1% from the comparable prior year period to $83.1 million, and income from operations, excluding non-recurring charges, increased 30.9% from the comparable prior year period to $22.5 million.

       The Company completed two transactions in 1998 to broaden its product line and extend its technical capabilities. In April 1998, the Company purchased certain assets of SalesKit in order to support its initiative to develop customer and sales opportunity management software for project-oriented businesses. In May 1998, Deltek acquired Harper and Shuman, Inc. ("Harper and Shuman"), the leading provider of project accounting software to architecture and engineering firms.

INDUSTRY BACKGROUND

       Increasing competition has created pressure for organizations to better utilize information technologies to manage their businesses, improve efficiency, reduce costs and provide employees and management with more timely and pertinent information. Information technology is now viewed as a strategic and tactical tool, as well as a means of facilitating information processing and reducing costs. As a result, many organizations are implementing enterprise-wide business systems to automate their operations, including finance, accounting, manufacturing, human resources, reporting and customer management functions.

       Most enterprise-wide business systems are general purpose in design and, without significant customization, do not address many of the unique requirements of businesses engaged primarily in providing products and services under project-specific contracts and engagements. Project-oriented businesses, including architecture and engineering, environmental, systems integration, research and development, contract services, and construction firms, make-to-order manufacturers and not-for-profit organizations, have many project-specific requirements. Such requirements include the need to track costs and profitability on a project-by-project basis, provide timely project information to managers and customers and submit accurate and detailed bills, often in compliance with complex industry-specific and regulatory requirements. Many project-oriented businesses provide products and services under government contracts. Project accounting for these organizations often requires the use of sophisticated methodologies for allocating and computing project costs and revenues.

       The use of project-oriented business application software systems is expanding as a result of a number of economic trends. Service organizations traditionally have utilized project accounting more than manufacturing firms due to the need to customize their services for each client and to properly allocate the associated revenues and costs. Therefore, as the shift from a manufacturing-based economy to a service-based economy continues, the market for project-oriented businesses is expanding. Furthermore, the trend towards outsourcing an increasing range of activities broadens the market for project-oriented businesses as both customers and vendors need to track the costs associated with their projects. Finally, many organizations with significant internal development activities can benefit from the use of project accounting systems to closely monitor their progress and cost.

       As the number and type of project-oriented businesses increase, such businesses are demanding increasingly sophisticated tools to address their core information and accounting needs, including project accounting, employee time collection, project budgeting, project reporting and customer management. At the same time, these organizations are recognizing that, because most aspects of their businesses revolve around their project orientation, they can achieve efficiencies in a number of other accounting and business functions, such as general ledger, accounts payable, accounts receivable, materials management and human resources, through the use of software applications designed to address the special needs of project-oriented businesses. Like other businesses, project-oriented organizations are also demanding solutions that allow them to combine their business software applications into a single integrated, enterprise-wide system.

THE DELTEK SOLUTION

       Deltek is a leading provider of enterprise software products that enable project-oriented organizations to more effectively manage, operate and grow their operations. The Company's software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, human resources management and administration, materials management and project reporting. The Company also provides a full range of services, including implementation and consulting, training and ongoing support.

       Since its inception, Deltek has focused exclusively on developing and providing products and services designed to meet the needs of project-oriented organizations. The Company believes that this focus is a competitive advantage in serving project-oriented markets relative to companies that offer more general-purpose enterprise software. Deltek believes that its solutions generally are better-suited, require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. Deltek's enterprise-wide products consist of Costpoint, an advanced client/server-based business software system designed for all types of project-oriented organizations; Advantage, an integrated, project-focused accounting system designed for professional services firms; System 1, a character-based accounting system designed primarily for organizations providing products or services under contracts with the federal government; and CFMS, a family of older-generation project-based accounting systems used primarily by architecture and engineering firms. Deltek's stand-alone application software product, which also can be integrated with the Company's enterprise-wide systems, Electronic Timesheet, is an advanced employee timekeeping system.

       Deltek also provides implementation and consulting, training and ongoing support services as an integral part of its solution. In contrast to general-purpose software vendors that often rely on third-party providers, Deltek has a staff of over 130 experienced system consultants who directly assist Deltek's customers with system implementation. Beyond implementation, the Company provides training either on site or at one of its three training centers. The Company also provides to its customers ongoing product maintenance and technical support, which is a significant source of recurring revenues.

STRATEGY

       The Company's objective is to strengthen its position as a leading provider of enterprise software products to project-oriented organizations by pursuing a strategy that includes the following elements:

       Maintain Focus on Project-Oriented Markets. Since its inception, the Company has focused on addressing the unique business needs of project-oriented organizations. The Company believes that its exclusive focus on developing applications for project-oriented organizations is a competitive advantage in serving these markets relative to companies that offer more general-purpose enterprise software. Deltek believes that its solutions generally are better-suited for project-oriented businesses, require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. Deltek intends to capitalize on the expertise that it has developed by continuing to market to project-oriented businesses, including those operating under federal government contracts, architecture and engineering firms and other professional and technical organizations. The Company plans to develop specific expertise in certain vertical markets, such as construction and make-to-order manufacturing, that it believes offer particular opportunities for application of its project-oriented product line.

       Expand Comprehensive, Technologically Advanced Product Line. The Company has developed a family of complementary products with broad-based functionality, usable in a variety of technology environments, that it offers to project-oriented businesses. Deltek intends to continue to expand the breadth of its product offering and to enhance the features and functionality of its applications. The Company's current technology initiatives include development of a Microsoft Windows version of System 1, development of a customer management and sales force automation application, and development of a new n-tier, "thin" client architecture, which will allow the Company's products to be used over an Internet connection.

       Provide Superior Services. An integral part of Deltek's solution is to provide superior services, including implementation and consulting, training and ongoing support, directly to its customers. Services represented 61.2% of the Company's total revenues in the year ended December 31, 1998. The Company believes that its reputation for providing high quality services and its approach of working directly with customers are significant competitive advantages that result in a high level of customer loyalty.

       Leverage Large Installed Customer Base. Deltek's large installed customer base enables the Company to generate revenues from ongoing services and product enhancements provided to these customers. The Company's strategy is to (i) maintain and strengthen relationships with its existing customers by providing ongoing support services; and (ii) derive additional revenues by migrating clients to more advanced products within the Company's product line, licensing add-on application software products and offering its customers additional consulting and training services. An important element of the Company's strategy is to license its Costpoint, Advantage and new System

1 for Windows applications to existing System 1 and CFMS users as these customers migrate to client/server environments or otherwise update their technology systems.

       Expand Sales and Marketing Efforts. With an established product line and a substantial market opportunity, the Company intends to continue the recent expansion of its sales and marketing activities. Between December 31, 1996 and December 31, 1998, the Company increased the number of its sales and marketing professionals, all of whom are in-house, from 23 to 60. The Company's sales and marketing growth plans include continuing to add to its in-house capabilities, utilizing resellers for certain of its products and extending its sales and marketing efforts to international markets.

PRODUCTS

       Deltek's enterprise-wide products consist of Costpoint, Advantage, System 1 and CFMS, and its application software product is Electronic Timesheet.

       Costpoint. Costpoint is an advanced client/server-based, enterprise-wide business software system, consisting of over 25 integrated module applications, including financial accounting, project accounting, human resource and payroll administration, materials management and project reporting. Costpoint is designed to meet the specialized needs of project-oriented businesses, including project costing, indirect cost allocation, revenue recognition, project budgeting and project reporting. Costpoint also meets the regulatory and reporting requirements of businesses with federal government contracts. Costpoint combines these capabilities with applications in other business system areas that are designed for the special needs of project-oriented businesses. Through its open data architecture and the use of drill-down inquiries, on-line analytical processing ("OLAP") tools and standard reports, Costpoint provides managers with timely and pertinent information.

       Costpoint utilizes an open, relational database architecture on the server and Microsoft Windows operating systems on the desktop client PC. Costpoint can be operated on a variety of network operating systems, including Windows NT, UNIX and Novell Netware and currently supports Oracle Systems Corporation ("Oracle"), Microsoft SQLServer, Sybase Inc. ("Sybase") and Centura Corporation ("Centura") relational databases. Costpoint was developed with extensive use of object-oriented programming techniques utilizing a fourth generation language together with C++ and database-specific stored procedures to maximize performance. As a result of this architecture, Costpoint is scaleable and can be utilized in organizations with 3 to 300 concurrent users.

       The Company began development of Costpoint in 1992 and commercially released the product in June 1995. Through December 31, 1998, the Company had licensed approximately 580 Costpoint systems. License fees for Costpoint systems vary depending on the number of users and sites and the number and types of modules licensed.

       The following table lists the principal Costpoint application modules:

-----------------------------------------------------------------------------------------------------------
             MODULE                                               APPLICATIONS
-----------------------------------------------------------------------------------------------------------
Financial Accounting          General Ledger                        Travel
                              Accounts Payable                      Fixed Assets
                              Accounts Receivable                   Workflow
                              Consolidations                        Multicurrency
-----------------------------------------------------------------------------------------------------------
Project Accounting            Project Setup                         Project Billing
                              Project Reporting                     Project Cost and Revenue Processing
                              Project Budgeting                     Project Management Interfaces
-----------------------------------------------------------------------------------------------------------
Human Resources and           Labor                                 Benefits
   Administration             Payroll                               Labor/Payroll Interfaces
                              Human Resources
-----------------------------------------------------------------------------------------------------------
Materials Management          Product Definition                    Sales Order Entry
                              Purchasing and Receiving              Production Control
                              Procurement Planning                  Routings
                              Inventory                             Engineering Change Notice*
                              Bills of Material                     Material Requirements Planning*
-----------------------------------------------------------------------------------------------------------
Reporting Tools               CP Reports**
                              CP Scope**
-----------------------------------------------------------------------------------------------------------

* Under development.
** Software licensed from third parties and sublicensed to Deltek customers.


       Advantage. Advantage, an integrated, project-focused accounting system for professional services firms, was designed and developed by Harper and Shuman, which was acquired by the Company in May 1998. The Advantage product currently includes comprehensive modules for financial accounting, project control, accounts payable, billing, payroll, and time and expense keeping. Advantage employs 32-bit technology, provides a superior user interface utilizing current Microsoft Windows platforms, and utilizes either Microsoft SQLServer or Access database platforms. Advantage can operate on a stand-alone PC or within a local or wide area network environment.

       Advantage has fewer modules, is generally less complex and easier to implement and results in a lower cost of ownership than Costpoint. Accordingly, the Company markets Advantage primarily to small and mid-sized professional services firms with relatively less complex requirements.

       The Company began development of Advantage in 1995 in response to the technical maturation of the CFMS product line. Advantage was commercially released in December 1996. Through December 31, 1998, it has been licensed to approximately 2,000 organizations, primarily architecture and engineering firms. These include 1,467 customers who have migrated from the older CFMS product line. License fees for Advantage systems vary depending on the number of the customer's employees and sites and the number and types of modules licensed.

       System 1. System 1, Deltek's original accounting system, was designed specifically for use by organizations with federal government contracts and helps these organizations comply with federal regulations. System 1 is character-based, operates on Novell Netware, UNIX and Digital VAX/VMS network operating systems and utilizes a proprietary COBOL data structure. System 1 consists of 23 application modules, including financial accounting, labor and payroll administration, materials management and project reporting. The Company intends to provide support services and product maintenance for the character-based version of System 1 for the foreseeable future.

       The Company estimates that approximately 1,800 companies have licensed System 1 since it was commercially released in 1985. As of December 31, 1998, approximately 1,100 licensees were continuing to pay for ongoing support services related to System 1. License fees for System 1 vary depending upon the number of users and sites and the number and types of modules licensed. Since the Company's introduction of its more advanced Costpoint system, the majority of its new customers have licensed Costpoint systems, and new System 1 sales have decreased in number and system size.

       An important element of the Company's strategy is to license Costpoint to larger and more complex System 1 customers as those customers reengineer their information systems and migrate to new client/server business software solutions. Smaller System 1 customers are less likely to migrate to Costpoint because the cost of migrating to a client/server environment may be relatively high and because System 1 adequately meets their needs. The Company estimates that larger and more complex customers comprise approximately one-third of its System 1 customers. To encourage these System 1 customers to migrate to Costpoint, the Company offers substantial discounts to existing System 1 users and provides automated data conversion programs which provide significant assistance in the Costpoint upgrade/implementation process. Deltek estimates that approximately one-third of the Costpoint clients had converted from System
1. The Company is also developing a Windows-based version of System 1 which is targeted for release in the second half of 1999 and which will be directed towards the smaller and less-complex System 1 users.

       CFMS. The CFMS product line includes three older-generation accounting systems designed and developed for architecture and engineering firms by Harper and Shuman, which was acquired by the Company in May 1998. Through December 31, 1998, CFMS systems have been licensed to over 2,700 organizations. The Company intends to seek to migrate CFMS users to Advantage or Costpoint. To date, 1,467 CFMS users have migrated to the Advantage product. The Company plans to continue to offer telephone support services to CFMS users for the foreseeable future but does not plan to make significant software enhancements to these products.

       Electronic Timesheet. Electronic Timesheet is a comprehensive timesheet software application that allows employees to enter their timesheets on a daily basis on their desktop PC. Electronic Timesheet utilizes either Windows or DOS operating systems on the desktop PC and provides a graphical, point and click interface. Electronic Timesheet enables employees to select from a list of authorized charges rather than having to enter complicated account and project numbers. This feature serves to greatly reduce costly and time-consuming errors. After the employee electronically signs his or her timesheet, the timesheet is then forwarded through the network for manager approval. Timesheets and the appropriate labor charges can then be automatically accumulated and integrated with the accounting system, completely eliminating the paper timesheet. Electronic Timesheet allows managers to view information about employees' activities and helps them to better manage their employees. In May 1998, the Company introduced ET Enterprise, a client/server version of Electronic Timesheet, which is highly scaleable and operates on various relational database management systems platforms. The Company also provides an optional browser-based timesheet screen called Web E.T.

       Electronic Timesheet was introduced in January 1995. The majority of the Company's Electronic Timesheet licensees are also licensees of Costpoint, System 1, or Advantage, although the product is also sold on a stand-alone basis to users of other accounting systems. As of December 31, 1998, Electronic Timesheet had been licensed to 472 customers. License fees for Electronic Timesheet vary depending on the number of employees.

       Allegro Product Line. The Company acquired the Allegro product, a software application that enables project managers to plan and monitor project resources, through the acquisition of The Allegro Group, Inc., in September 1996. In January 1999 the Company decided to terminate further development, sales and marketing of the Allegro product line. The Company's long-term plan will be to include the Allegro product functionality into a new product architecture. The Company does not anticipate a material adverse impact from this decision.

       Third-Party Products. Deltek incorporates into its software products certain application software licensed from third parties. The Costpoint reporting tools, CP Reports and CP Scope, are both licensed from Cognos Corporation, and the System 1 report-writer, Intelligent Query, is also licensed from a third party. In order to support Oracle, Sybase and Centura relational databases, Costpoint contains certain native "router" software licensed from Centura. Also, the Company's Costpoint customers must license applicable database software from Oracle, Sybase, Centura, or Microsoft, either directly or through the Company. Because some customers desire a "turnkey" solution, the Company occasionally purchases servers, network software and other software and hardware products, which the Company resells or sublicenses to its customers and installs with Deltek products to provide a fully operational system.

CUSTOMER SERVICE AND SUPPORT

       An integral part of Deltek's solution is to provide superior services and support directly to its customers. These services include comprehensive implementation and consulting, training and ongoing support. The Company believes that its reputation for providing high quality services and its ability to work directly with its customers, rather than through third-party resellers and system implementors, are significant competitive advantages.

       Implementation and Consulting Services. Deltek typically provides a full range of consulting and technical services to customers both during and after implementation of Deltek software. The Company's system consultants are involved in the important early planning and design stages of an implementation, participate in user training, and work closely with the customer during the 2 to 12 month period just before and after the "going live" date. After the implementation is completed, the Company's consultants typically maintain an ongoing relationship with the customer and assist the customer in refining its systems and adding functionality as its business grows and requirements change. Deltek's implementation and consulting services are generally charged on a time and materials basis.

       Ongoing Support Services. Deltek provides comprehensive telephone support during business hours as well as supplemental emergency support after hours and on weekends. Deltek utilizes a sophisticated in-house support tracking system that enables call, problem and resolution tracking. The Company also maintains an "open phone" policy whereby customers are encouraged to contact any supervisor or senior manager at Deltek for any reason. The Company typically handles between 250 and 450 support calls per day. Deltek provides periodic updates and enhancements to each of its software products. Typically, the Company provides several minor updates per year, which include system error corrections, tax table updates and other minor enhancements, and new version releases periodically, which include major enhancements and changes to the database design. Telephone support and periodic product enhancements and updates are provided for fees that are payable quarterly and initially represent, on an annual basis, between 15% and 20% of the related software license fee.

       Training Services. The Company operates training facilities at its McLean, Virginia headquarters and at its offices in San Jose, California and Boston, Massachusetts, where it provides regularly scheduled training classes on approximately 40 topics related to the Company's products. Deltek maintains system laboratories at its training facilities which are available for customer testing, benchmarking and troubleshooting. The Company also offers custom, on-site training classes. Training is billed hourly or on a per class basis.

CUSTOMERS

       Since inception, the Company has licensed its products to over 5,000 project-oriented organizations, predominantly in the United States, across a spectrum of industries. Costpoint and System 1 have been installed in more than 2,000 project-oriented organizations. Advantage and CFMS have been installed at over 3,000 organizations, predominantly architecture and engineering firms. Other project-oriented industries that the Company currently serves include environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many project-oriented businesses within these industries provide products and services under government contracts. No customer accounted for more than 10% of the Company's total revenues in 1996, 1997, or 1998. The Company's clients include Bell Atlantic Federal Integrated Systems, Inc., Computer Sciences Corporation, Lockheed Martin Corp., Northrup Grumman Corporation and Raytheon Service Co., Inc.

SALES AND MARKETING

       The Company sells its products and services primarily through its direct sales force. As of December 31, 1998, the Company had 49 full-time sales personnel and 11 full-time marketing personnel at its offices in McLean, Virginia; Denver, Colorado and San Jose, California. In January 1999 the Company established a sales and marketing office in London, England, and a development office in Manila, the Philippines.

       The Company's sales cycle begins with the generation of a sales lead or the receipt of a request for proposal. Sales leads are generated by direct mailing to potential customers in selected markets, as well as through advertising, seminars and trade shows. The Company's sales personnel work closely with prospective customers to understand their reasons for undertaking a system change and to identify their specific business and system requirements. Increasingly, the Company targets project managers in addition to accounting managers. When the prospective customer is ready for a product demonstration, the Company utilizes specially-trained and industry-experienced professionals to provide the product presentation. The Company provides prospective customers with information to explain the capabilities and benefits of the Company's products and to assist in planning for the system implementation. The licensing and implementation of the Company's business software products is often a decision with significant enterprise-wide implications involving a substantial commitment of the customer's management attention and resources. The period between initial customer contact and the customer's purchase commitment typically ranges from 3 to 18 months. Accordingly, the Company's sales process is subject to delays associated with a lengthy evaluation and approval process, including delays over which the Company has little or no control.

       The Company's strategy is to expand its sales and marketing activities by targeting organizations in additional project-oriented industries and international markets and by developing a value-added reseller distribution channel for certain of its products. Additionally, a significant source of business for the Company is migrating existing customers to other systems. In support of its marketing efforts for existing customers, the Company conducts ongoing customer communications programs and an annual user conference.

PRODUCT DEVELOPMENT

       Deltek's product development is generally organized into teams of 6 to 12 developers who handle a particular product area, a group of programs or functions, or a new development area. Each development team includes one or more subject matter experts who are instrumental in the design of each new module and capability. Following the completion of high-level design, the development team receives assistance from Deltek's database design team which helps with the important step of designing or making changes to the relational database architecture. Throughout the development process, and particularly when the initial programming has been completed, quality assurance team members provide testing and analysis to ensure that the application has been developed using standards and functions appropriate to its design and purpose. Deltek's Object, Class and

Technology Group supports all of the Company's product development groups and focuses on development, enhancement and maintenance of the object-oriented product development tools used throughout the development process. Deltek utilizes a sophisticated in-house system for tracking the development process, program check-in and check-out, version control and system error and bug tracking.

       A significant portion of the development related to the Costpoint product line is conducted using two fourth generation client/server development tools, SQLWindows and Team Developer, which the Company licenses from Centura. Using these tools, the Company has developed a number of reusable objects and classes to better facilitate development. In order to optimize performance for process-intensive functions in Costpoint, such as project costing and billing applications, the Company makes extensive use of database-specific stored procedures which enable specific applications to operate much faster with considerably less network traffic. C and C++ programming is also used throughout Costpoint in various situations to improve performance and functionality. The Company also makes extensive use of Microsoft Visual Basic 5.0 as the primary development tool for many of its new software products.

       The Company's product development groups are currently focused on enhancements and customary error corrections to existing versions, and development of future versions of Costpoint, Advantage, Electronic Timesheet and a Windows-based version of System 1. During 1997, full support for Windows NT on the client PC, support for the Microsoft SQLServer database, additional material management modules, enhanced functionality for specific project-oriented industries and the capacity to handle a single foreign currency were developed for Costpoint. Development efforts relating to Electronic Timesheet for a client/server-based version and further expansion of Internet and intranet timekeeping capabilities resulted in a new release of Electronic Timesheet called ET Enterprise in May 1998. The Company currently is developing a new n-tier, "thin" client technical architecture for its future products, which the Company expects will enable such products to utilize fewer client resources in order to operate effectively using an Internet connection. The first product being developed to utilize this new architecture is a "front-office" sales force automation and customer management software product to meet the needs of project-oriented businesses. The new product, which will be sold as a stand-alone application or integrated with the Company's enterprise-wide systems, is based upon the user interface and database designs acquired from SalesKit in April 1998, and is being developed by the former SalesKit employees who have extensive experience in the development of, and knowledge of the functional requirements for, sales force automation and customer management applications. The Company expects that the first modules of this new "front office" product will be available in beta by the end of the second quarter of 1999 and expects the general release of the initial modules to occur by the end of 1999.

       The Company's software development expenses, exclusive of certain development costs which have been capitalized, were $6.7 million, $9.5 million and $15.0 million in 1996, 1997 and 1998, respectively. As of December 31, 1998, the Company had 220 employees engaged in product development and quality assurance activities.

COMPETITION

       The market for client/server-based business application software is intensely competitive and rapidly changing. Deltek's products are targeted toward a wide range of project-oriented organizations, and the competition that the Company encounters varies depending upon the customer's size, industry and specific system requirements. For larger implementations of the Company's enterprise-wide products, the Company's principal competitors include Oracle, PeopleSoft, Inc., J.D. Edwards, SAP AG and The Baan Company. For smaller implementations of the Company's enterprise-wide products, the Company's competitors include Great Plains Software, Inc., Maxwell Business Systems, Inc., Platinum Software Corporation, Solomon Software, State of the Art, Inc., Timberline Software Corporation, and Semaphore Corporation, some of which offer industry-specific products. Electronic Timesheet competes with electronic timekeeping systems offered by vendors including Executive Partners Software, Automatic Data Processing, Inc. and Oracle. The Company also faces indirect competition from the internal MIS departments of its potential customers.

       Deltek believes that competition in the rapidly evolving markets for business application software is based primarily on product features and functions, product architecture, ease of implementation, vendor and product name recognition and reputation, customer service and support, and price. Deltek believes that it has competed effectively to date by developing products and services that meet the unique needs of project-oriented organizations. The Company also believes that its reputation for high quality service and support, its ability to work directly with its customers and its ability to provide rapid implementations have constituted competitive advantages.

       Many of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. As the Company's larger competitors, such as Oracle and Baan, begin to experience a deceleration in their core business and refocus their marketing and sales efforts to the middle market in which the Company actively markets its products, the Company expects such competitors to implement increasingly aggressive pricing programs. In addition, certain competitors, particularly Oracle and PeopleSoft, have well-established relationships with many of the Company's current and prospective customers and with major accounting and consulting firms that may have an incentive to recommend such competitors over the Company. Moreover, as the Company attempts to penetrate other strategic vertical markets, it will likely encounter competitors with substantially more experience in those markets.

EMPLOYEES

       As of December 31, 1998, the Company had 555 full-time employees, including 220 employees primarily engaged in product development and quality assurance, 115 in customer support and training activities, 133 in consulting, 60 in sales and marketing, and 27 in finance and administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement.

ITEM 2.     PROPERTIES

       Deltek's corporate headquarters, its principal administrative, product development, sales and marketing operations and its principal customer training center are located in 71,747 square feet of office space in a building in McLean, Virginia which the Company occupies under leases expiring in March 2002, subject to the Company's right to extend the lease term by one or three years. The annual lease rate on 60,329 square feet increased to $20.57 per square foot in April 1998 and 2.75% each year thereafter. The additional space of 11,418 square feet taken over during 1997 and the first quarter of 1998 have annual lease rates ranging from $20.02 to $27.00 per square foot. The Company has an option to lease an additional 16,493 square feet of space at an annual lease rate of $26.50 beginning after January 1, 1999. Deltek also leases approximately 4,124 square feet in Denver, Colorado, at an annual lease rate of $19.50 per square foot, under a lease expiring on January 31, 2001 and 4,855 square feet in San Jose, California, at an annual lease rate of $23.45 per square foot, under a lease expiring in January 2002. The Company leases approximately 16,000 square feet in Cambridge, Massachusetts at an annual lease rate of approximately $25,600 under leases expiring in 2002. Deltek believes that its existing facilities and offices are adequate to meet its current needs and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

       Since February 25, 1997, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "DLTK." The high and low per share sales prices for the Company's Common Stock for each period indicated, as reported on the Nasdaq National Market, are as follows:

                                                                                             Price
                                                                                      -------------------
                                                                                      High            Low
                                                                                      ----            ---
               Year Ended December 31, 1997
                        First Quarter (1)                                           $  11.13      $   8.50
                        Second Quarter                                                 18.00          7.25
                        Third Quarter                                                  23.13         13.63
                        Fourth Quarter                                                 22.50         14.00

               Year Ended December 31, 1998
                        First Quarter                                               $  21.13      $  15.75
                        Second Quarter                                                 25.25         16.50
                        Third Quarter                                                  24.50         14.25
                        Fourth Quarter                                                 19.00         14.25

---------------
(1)    The First Quarter 1997 figure is from February 25, 1997.

       On February 19, 1999, the closing price for the Company's Common Stock was $17.75 per share and the Company had approximately 73 shareholders of record. Management believes there are approximately 1600 beneficial holders of the Company's Common Stock and has been advised that there are 114 individual participants holding approximately 47% of the outstanding Common Stock pursuant to security position listings furnished by Cede & Co., New York, New York, registered clearing agency and depository.

       As a former S Corporation, the Company made cash distributions to its shareholders, including in connection with the termination of the Company's S Corporation status in February 1997. In 1996, 1997 and 1998, the Company paid $11.9 million, $13.6 million and $369,000, respectively, in such cash distributions to the S Corporation shareholders. The Company does not intend to pay cash dividends in the future as it intends to retain all earnings to support planned growth.

ITEM 6.     SELECTED FINANCIAL DATA

       The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein or incorporated herein by reference. The statement of operations data set forth below with respect to the years ended December 31, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report. The statement of operations data set forth below with respect to the years ended December 31, 1994 and 1995 and the balance sheet data as of December 31, 1994 and 1995 are derived from unaudited financial statements not included in this Annual Report. All amounts for all periods have been restated to reflect the acquisition of Harper and Shuman in May 1998, which was accounted for using the pooling-of-interests method of accounting. The unaudited pro forma statement of operations data set forth below do not purport to be indicative of the results of operations that would have occurred had the termination of the Company's S Corporation status occurred at December 31, 1993.

                                                                      YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                          1994         1995       1996(1)      1997(2)       1998
                                                        --------     --------     -------      -------      ------
STATEMENT OF OPERATIONS DATA:
Revenues:
   License fees..................................    $     8,965  $    11,656  $    14,114  $    21,043  $    28,162
   Services......................................         16,421       19,076       24,343       33,216       50,867
   Third-party equipment and software............          3,428        3,574        3,254        3,387        4,040
                                                     -----------  -----------  -----------  -----------  -----------
            Total revenues.......................         28,814       34,306       41,711       57,646       83,069
Operating expenses:
   Cost of software..............................          1,092        1,230        1,577        2,053        2,491
   Cost of services..............................          6,060        6,937        9,844       14,375       24,763
   Cost of third-party equipment and software....          2,538        2,750        2,516        2,631        3,146
   Software development..........................          5,212        6,577        8,380       11,214       15,014
   Sales and marketing...........................          3,149        4,178        5,000        6,643       10,353
   General and administrative....................          2,344        2,790        3,018        3,558        4,163
   Amortization of intangibles...................             --           --           --           26          687
   Stock option compensation.....................             --           --          867           --           --
   Acquisition and offering  costs...............             --           --           --          320        1,475
   Purchased in-process research and
     development.................................             --           --          394           --        2,500
                                                     -----------  -----------  -----------  -----------  -----------
             Total operating expenses............         20,395       24,462       31,596       40,820       64,592
                                                     -----------  -----------  -----------  -----------  -----------
Income from operations...........................          8,419        9,844       10,115       16,826       18,477
Interest income, net.............................            262          384          392          781        1,066
                                                     -----------  -----------  -----------  -----------  -----------
Income before income taxes.......................          8,681       10,228       10,507       17,607       19,543
Provision for income taxes.......................            228          102           54        5,898        7,788
                                                     -----------  -----------  -----------  -----------  -----------

Net income.......................................    $     8,453  $    10,126  $    10,453  $    11,709  $    11,755
                                                     ===========  ===========  ===========  ===========  ===========

PRO FORMA STATEMENT OF OPERATIONS DATA
  (UNAUDITED)(3):
Provision for income taxes.......................    $     3,319  $     3,884  $     4,092  $     6,780  $        --
Net income.......................................          5,362        6,344        6,415       10,827           --
Diluted net income per share.....................    $      0.33  $      0.39  $      0.39  $      0.61  $      0.64
Weighted average shares, diluted.................         16,107       16,279       16,282       17,882       18,235

                                                                    DECEMBER 31,
                                            -------------------------------------------------------------------------
                                                  1994           1995           1996           1997          1998
                                                --------       --------       --------       --------       ------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities..............................   $     4,627    $     8,118    $     9,381    $    25,832     $33,376
Working capital...........................         4,649          5,641          7,309         20,132      29,662
Total assets..............................        13,466         19,895         22,966         44,041      66,308
Total shareholders' equity................         7,545          9,671         12,233         25,814      41,406

---------------
(1) In 1996, the Company incurred non-recurring, non-cash charges of $867,000 for stock option compensation and $394,000 for purchased in-process research and development. Exclusive of these charges, income from operations, net income, pro forma net income and pro forma diluted net income per share for 1996 would have been $11.4 million, $11.7 million, $7.2 million and $0.44, respectively.
(2) In 1997, the Company incurred a non-recurring, non-cash charge of $320,000 for acquisition costs. Exclusive of this charge, income from operations, net income, pro forma net income and pro forma diluted net income per share for 1997 would have been $17.1 million, $12.0 million, $11.1 million and $0.62, respectively.
(3) Prior to February 25, 1997, Deltek (excluding Harper and Shuman) elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if Deltek had not elected S Corporation status for the periods indicated.


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

OVERVIEW

       Deltek is a leading provider of enterprise software products that enable project-oriented organizations to more effectively manage, operate and grow their operations. From 1985 through 1994, without considering revenues from the Company's 1998 acquisition of Harper and Shuman, substantially all of the Company's revenues were derived from licenses of its System 1 business software, designed primarily for organizations providing products or services under contracts with the federal government, and services related to System 1. In 1992, the Company began development of Costpoint, an advanced client/server-based, enterprise-wide business software system, which was commercially released in June 1995 and which represented approximately 59.1% of the Company's license fees for the year ended December 31, 1998. The Company's other enterprise software products are Advantage, an integrated, project-focused accounting system designed for professional services firms, and CFMS, a family of older-generation project-based accounting systems used primarily by architecture and engineering firms. Deltek's stand-alone application software product, which also can be integrated with the Company's enterprise-wide systems, Electronic Timesheet, is an advanced employee timekeeping system. Deltek also provides a full range of services, including implementation and consulting, training and ongoing support for the Company's software products.

       The Company's revenues consist of fees derived from the licensing of its software products, service revenues from consulting and other services, and revenues from the resale of third-party equipment and the sublicensing of third-party software. For certain of its software products, the Company typically grants its customers a right of return for a full or partial refund of the license fee during a refund period, which is generally 60 to 90 days from the date of the initial software delivery. The Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. Costpoint license fees are recognized upon the expiration of the applicable refund period and are recorded as deferred revenues until recognized. Because of customers' refund rights and the varying length of applicable refund periods, deferred revenues at the end of a quarter do not necessarily reflect revenues that the Company will recognize in a succeeding quarter. The Company generally recognizes license fees from its Advantage, System 1 and Electronic Timesheet products upon delivery. Implementation and other consulting services are provided on a time and materials basis, billed monthly or semi-monthly and recognized as the services are performed. Ongoing support services are provided for fees that are payable quarterly and initially represent between 15% and 20% of the related software license fee on an annual basis. Revenues from ongoing support services are recognized over the quarter in which the services are provided. Training is billed by the hour or per class and recognized as the services are provided. Revenues from third-party equipment and software are derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company's systems and are generally recognized on delivery. The Company derives substantially greater profit margins from license fees than from service revenues or third-party equipment and software revenues. The mix of revenues can fluctuate from quarter to quarter, and such fluctuations can have a material effect on margins. Over the past five years, the percentage of the Company's total revenues represented by service revenues has increased, and the Company anticipates that it will continue to do so.

       During 1994 and 1995, the Company capitalized a greater amount of its software development expenses than it had in previous years due to the development of Costpoint. Upon the commercial release of Costpoint in June 1995, the Company ceased capitalizing costs related to the development of core Costpoint modules and began amortizing previously capitalized costs related to such development. Since June 1995, the Company has only capitalized software development costs related to the development of new Costpoint modules, the Windows version of System 1 and a browser-based Electronic Timesheet product.

       In April 1998, the Company acquired substantially all of the assets of SalesKit and assumed certain related liabilities. The purchase price consisted of $6.1 million of cash in addition to three-year warrants with an estimated fair value of $932,000. The warrants are exercisable for 130,000 shares of Common Stock at an exercise price of $22.00 per share. The acquisition has been accounted for as an asset purchase. The Company assigned $2.5 million of the SalesKit purchase price to in-process research and development based upon an independent appraisal and expensed this amount in 1998. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

       In May 1998, the Company completed its acquisition of Harper and Shuman by exchanging approximately 686,000 shares of its Common Stock for all of the common stock of Harper and Shuman. The acquisition constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Harper and Shuman as though it had always been a part of Deltek.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of total revenues, and the percentage change in such items compared to the same period in the prior year. There can be no assurance that the trends in revenue growth or operating results will continue in the future.

                                                              PERCENTAGE OF TOTAL REVENUES
                                                                 YEAR ENDED DECEMBER 31,
                                                                1996(1)           1997(2)             1998
                                                                -------           -------           ------
STATEMENT OF OPERATIONS DATA(4):
Revenues:
  License fees............................................          33.8%             36.5%             33.9%
  Services................................................          58.4              57.6              61.2
  Third-party equipment and software......................           7.8               5.9               4.9
                                                                   -----             -----             -----

    Total revenues........................................         100.0             100.0             100.0
Operating expenses:
  Cost of software........................................           3.8               3.6               3.0
  Cost of services........................................          23.6              24.9              29.8
  Cost of third-party equipment and software..............           6.0               4.6               3.8
  Software development....................................          20.1              19.4              18.1
  Sales and marketing.....................................          12.0              11.5              12.5
  General and administrative..............................           7.2               6.2               5.0
  Amortization of intangibles.............................            --                --               0.8
  Stock option compensation...............................           2.1                --                --
  Acquisition costs.......................................            --               0.6               1.8
  Purchased in-process research and development...........           0.9                --               3.0
                                                                   -----             -----             -----
    Total operating expenses..............................          75.7              70.8              77.8
Income from operations....................................          24.3              29.2              22.2
Interest income...........................................           0.9               1.3               1.3
                                                                   -----             -----             -----
Income before income taxes................................          25.2              30.5              23.5
Provision for income taxes................................           0.1              10.2               9.4
                                                                   -----             -----             -----

Net income................................................          25.1%             20.3%             14.1%
                                                                   =====             =====             =====

PRO FORMA STATEMENT OF OPERATIONS DATA (UNAUDITED) (5):
Provision for income taxes................................           9.8%             11.8%               --%
Net income................................................          15.4              18.8                --

---------------

(1) In 1996, the Company incurred non-recurring, non-cash charges for stock option compensation and purchased in-process research and development. Exclusive of these charges, income from operations, net income and pro forma net income for 1996 would have been 27.3%, 28.1% and 17.2%, respectively, of total revenues.
(2) In 1997, the Company incurred a non-recurring, non-cash charge for acquisition costs. Exclusive of this charge, income from operations, net income and pro forma net income for 1997 would have been 29.7%, 20.9% and 19.3%, respectively, of total revenues.
(3) In 1998, the Company incurred non-recurring, non-cash charges for acquisition costs and purchased in-process research and development. Exclusive of these charges, income from operations and net income for 1998, would have been 27.0% and 17.4%, respectively, of total revenues.
(4) All amounts have been restated to reflect the acquisition of Harper and Shuman in May 1998, which was accounted for using the pooling-of-interests method of accounting. See Note 1 of Notes to Consolidated Financial Statements.
(5) Prior to February 25, 1997, Deltek (excluding Harper and Shuman) elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if Deltek had not elected S Corporation status for the periods indicated.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       License Fees. License fees for the year ended December 31, 1998 increased by 33.8% to $28.2 million from $21.0 million for the same period in 1997. The increase in license fees was principally attributable to Costpoint license fees, which increased by 41.4% to $16.7 million for the year ended December 31, 1998 from $11.7 million for the same period in 1997, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. Advantage license fees increased by 51.1% to $5.5 million for the year ended December 31, 1998 as compared to $3.6 million for the same period in 1997. License fees from System 1 products were $2.4 million for the year ended December 31, 1998 compared to $3.5 million for the year ended December 31, 1997, a decrease of 31.3%. The decline in System 1 license fees was the result of increased licenses of the Company's advanced client/server system, Costpoint, to new customers. License fees for Electronic Timesheet increased by 61.2% to $3.0 million for the year ended December 31, 1998 from $1.8 million for the same period in 1997. License fees comprised 33.9% of the Company's total revenues for 1998, compared to 36.5% for the comparable prior year period.

       Services. Service revenues for the year ended December 31, 1998 increased by 53.1% to $50.9 million from $33.2 million for the same period in 1997. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 102.3% to $22.9 million for the year ended December 31, 1998 from $11.3 million for the same period in 1997. Other service revenues increased by 27.7% to $28.0 million for the year ended December 31, 1998 from $21.9 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 61.2% of the Company's total revenues for 1998, compared to 57.6% for the same period in 1997.

       Third-Party Equipment and Software. Revenues from third-party equipment and software for the year ended December 31, 1998 increased by 19.3% to $4.0 million from $3.4 million for the comparable period in 1997. These revenues comprised 4.9% and 5.9% of total revenues for 1998 and 1997, respectively.

       Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the year ended December 31, 1998 was $2.5 million, an increase of 21.3% from $2.1 million for the same period in 1997. This change was due to an increase in licensing activity.

       Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the year ended December 31, 1998 increased by 72.3% to $24.8 million from $14.4 million for the same period in 1997. The increase in cost of services was primarily due to increases in services personnel. Cost of services represented 48.7% and 43.3% of service revenues for the year ended December 31, 1998 and 1997, respectively. The increase in cost of services as a percentage of service revenues primarily reflected the increase in consulting revenues as a percentage of service revenues. The Company earns a lower margin on its consulting revenues than on its ongoing support service revenues. To a lesser extent, cost of services as a percentage of service revenues increased due to hiring of additional telephone support personnel to service the Company's growing customer base. Exclusive of the users conference and reimbursable travel expenses which are billed at cost, cost of services represented 42.3% and 37.3% of related service revenue for the years ended December 31, 1998 and 1997, respectively.

       Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the costs of computer and peripheral equipment and license fees and royalties for third-party software. Cost of third-party equipment and software for the year ended December 31, 1998 increased to $3.1 million from $2.6 million for the same period in the prior year. As a percentage of related revenues, cost of third-party equipment and software products represented 77.9% and 77.7% for the year ended December 31, 1998 and 1997, respectively. The slight increase in these costs as a percentage of related revenues was the result of changes in the product mix of equipment and software sold.

       Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the year ended December 31, 1998 increased by 33.9% to $15.0 million from $11.2 million for the same period in 1997. This increase was due primarily to hiring additional personnel. Software development costs represented 18.1% and 19.5% of total revenues for the year ended December 31, 1998 and 1997, respectively.

       Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the year ended December 31, 1998 increased by 55.8% to $10.4 million from $6.6 million for the same period in 1997. This increase was due primarily to hiring additional personnel and increased marketing activities. The Company expects sales and marketing expenses to continue to increase for the foreseeable future as the Company pursues its strategy. Sales and marketing expenses represented 12.5% of the Company's total revenues for the year ended December 31, 1998, compared to 11.5% for the same period in 1997. See "Business -- Strategy."

       General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the year ended December 31, 1998 increased by 17.0% to $4.2 million from $3.6 million for the same period in 1997. This increase was due primarily to the Company's overall growth. General and administrative expenses represented 5.0% of the Company's total revenues for the year ended December 31, 1998, compared to 6.2% for the same period in 1997.

       Acquisition & Offering Costs. A charge of $1.5 million was recorded for the year ended December 31, 1998 for the transaction costs related to the acquisition of Harper and Shuman and the offering costs to register the shares and warrants for the acquisition of Harper and Shuman and SalesKit Software Corporation. The acquisition of Harper and Shuman was accounted for as a pooling-of-interests. See "-- Overview."

       Purchased In-Process Research and Development. A charge of $2.5 million was recorded during the year ended December 31, 1998 for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit. See "-- Overview."

       Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the year ended December 31, 1998 increased by 36.5% to $1,066,000 from $781,000 for the same period in 1997. This increase is due to the higher level of cash balances available for investment.

       Income Tax Provision. The Company's effective tax rate for the year ended December 31, 1998 was 39.9%, as compared to the pro forma effective tax rate of 38.5% for the same period in 1997. The tax rate for the year ended December 31, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

       License Fees. License fees for 1997 increased by 49.1% to $21.0 million from $14.1 million for 1996. Costpoint license fees increased by 52.0% to $11.7 million for 1997 from $7.7 million for 1996, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. The increase in Costpoint license fees was partially offset by a 7.4% decrease in license fees for System 1 products to $3.5 million from $3.8 million in 1996, as both the number of systems licensed and the average system size declined. License fees for Electronic Timesheet increased by 82.8% to $1.8 million from $1.0 million in 1996. Advantage and CFMS license fees increased by 131.2% to $3.6 million for 1997, compared to $1.6 million in 1996. License fees comprised 36.5% of the Company's total revenues for 1997, compared to 33.8% for 1996.

       Services. Service revenues for 1997 increased by 36.4% to $33.2 million from $24.3 million for 1996. The increase in service revenues was principally attributable to increased consulting services related to implementations of new Costpoint systems. Consulting service revenues increased by 66.4% to $11.3 million for 1997 from $6.8 million for 1996. Other service revenues increased by 24.8% to $21.9 million for 1997 from $17.5 million for 1996, principally as a result of the addition of new customers and the sale of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 57.6% of the Company's total revenues in 1997, compared to 58.4% for 1996.

       Third-Party Equipment and Software. Revenues from third-party equipment and software for 1997 increased by 4.1% to $3.4 million from $3.3 million for 1996. Revenues from third-party equipment and software comprised 5.9% of the Company's total revenues in 1997, compared to 7.8% in 1996.

       Cost of Software. Cost of software for 1997 increased by 31.8% to $2.1 million from $1.6 million for 1996. This increase was attributable to an increase in licensing activity.

       Cost of Services. Cost of services for 1997 increased by 46.0% to $14.4 million from $9.8 million for 1996. The increase in cost of services was primarily due to hiring additional services personnel to support the Costpoint product line. In addition, reimbursed travel expenses increased by $1.0 million from the prior year due primarily to consulting activity related to Costpoint implementations. Expenses related to the Company's national user conference, which totaled $566,000 and $283,000 in 1997 and 1996, respectively, are also included in cost of services. Cost of services represented 43.3% and 40.4% of service revenues for 1997 and 1996, respectively. The increase in cost of services as a percentage of service revenues primarily reflected the increase in consulting revenues as a percentage of service revenues.

       Cost of Third-Party Equipment and Software. Cost of third-party equipment and software for 1997 increased by 4.6% to $2.6 million from $2.5 million for 1996. As a percentage of related revenues, cost of third-party equipment and software products represented 77.7% and 77.3% for 1997 and 1996, respectively. The increase in these costs as a percentage of related revenues was the result of continued competitive pressures on the sales prices for third-party products.

       Software Development. Software development costs for 1997 increased by 33.8% to $11.2 million from $8.4 million for 1996. This increase was due primarily to hiring additional personnel. Software development costs represented 19.5% and 20.1% of total revenues for 1997 and 1996, respectively.

       Sales and Marketing. Sales and marketing expenses for 1997 increased by 32.9% to $6.6 million from $5.0 million for 1996. This increase was due primarily to increased personnel, advertising and trade show expenses. Sales and marketing expenses represented 11.5% of the Company's total revenues for 1997 compared to 12.0% for 1996.

       General and Administrative. General and administrative expenses for 1997 increased by 17.9% to $3.6 million from $3.0 million for 1996. This increase was due primarily to additional professional fees and expenses related to the Company's first year as a public company. General and administrative expenses represented 6.2% of the Company's total revenues for 1997, compared to 7.2% for 1996.

       Acquisition Costs. In September 1997, the Company recorded a non-recurring charge of $320,000 representing the costs associated with a potential acquisition that was not consummated.

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

       Interest Income. Interest income results from investments and, to a lesser extent, from installment financing. Interest income for 1997 increased by 99.2% to $781,000 from $392,000 for 1996. The increase was due to the higher level of cash balances available for investment.

       Pro Forma Income Tax Provision. The Company's pro forma effective tax rate for 1997 was 38.5%, compared to 38.9% for 1996. The reduction is primarily attributed to the amount of tax-exempt interest income earned in 1997.

QUARTERLY RESULTS OF OPERATIONS

       The following table sets forth certain unaudited historical and pro forma consolidated statement of operations data of the Company for the eight quarters ended December 31, 1998. These data have been derived from the Company's unaudited quarterly consolidated financial statements. In management's opinion, these quarterly consolidated financial statements have been prepared on a basis consistent with the audited Consolidated Financial Statements contained in this Annual Report or incorporated by reference herein, and include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the information presented, when read in conjunction with the Company's audited Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report or incorporated by reference herein.

                                                      1997 QUARTERS ENDED                          1998 QUARTERS ENDED
                                         ---------------------------------------------   -----------------------------------------

                                           MAR. 31    JUNE 30  SEPT. 30(2)   DEC. 31     MAR. 31   JUNE 30(3) SEPT. 30   DEC. 31
                                           -------    -------  -----------   -------     -------   -------    --------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(4):
Revenues:
License fees...........................  $   4,706  $   4,809   $   5,141   $   6,387  $    5,883  $   6,807  $  7,356  $   8,116
Services...............................      7,523      7,688       8,736       9,269      11,093     12,129    13,425     14,220
Third-party equipment and software.....        534      1,106         624       1,123         777      1,013       823      1,427
                                         ---------  ---------   ---------   ---------  ----------  ---------  --------  ---------

Total revenues.........................     12,763     13,603      14,501      16,779      17,753     19,949    21,604     23,763
Operating expenses:
Cost of software.......................        412        511         567         589         524        575       668        724
Cost of services.......................      3,087      3,276       3,928       4,084       5,139      5,899     6,692      7,033
Cost of third-party equipment and
 software..............................        417        894         479         841         603        779       635      1,129
Software development...................      2,605      2,783       2,683       3,143       3,334      3,876     3,989      3,815
Sales and marketing....................      1,427      1,581       1,551       2,084       2,257      2,624     2,583      2,889
General and administrative.............        918        880         887         873       1,066        861       975      1,261
Amortization of intangibles............         --         --          --          --           7        171       254        255
Acquisition & offering costs...........         --         --         320          --          --      1,096        --        379
Purchased in-process research and
 development...........................         --         --          --          --          --      2,500        --         --
                                         ---------  ---------   ---------   ---------  ----------  ---------  --------  ---------

Total operating expenses...............      8,866      9,925      10,415      11,614      12,930     18,381    15,796     17,485
                                         ---------  ---------   ---------   ---------  ----------  ---------  --------  ---------

Income (loss) from operations..........      3,897      3,678       4,086       5,165       4,823      1,568     5,808      6,278
Interest income, net...................         61        253         236         231         250        250       273        293
                                         ---------  ---------   ---------   ---------  ----------  ---------  --------  ---------

Income (loss) before income taxes......      3,958      3,931       4,322       5,396       5,073      1,818     6,081      6,571
Provision (benefit) for income taxes...        684      1,473       1,640       2,101       1,967      1,042     2,365      2,414
                                         ---------  ---------   ---------   ---------  ----------  ---------  --------  ---------
Net (loss) income......................  $   3,274  $   2,458   $   2,682   $   3,295  $    3,106  $     776  $  3,716  $   4,157
                                         =========  =========   =========   =========  ==========  =========  ========  =========
Diluted net income (loss) per share....  $    0.19  $    0.14   $    0.15   $    0.18  $     0.17  $    0.04  $   0.20  $    0.23
Weighted average shares, diluted.......     17,002     18,097      18,257      18,157      18,205     18,323    18,280     18,191
PRO FORMA STATEMENT OF
 OPERATIONS DATA(5):
Provision for income taxes.............  $   1,566
Net income.............................      2,392
Diluted net income per share...........  $    0.14

---------------
(1) In the three months ended September 30, 1996, the Company incurred a non-recurring, non-cash charge of $394,000 for purchased in-process research and development. Exclusive of this charge, income from operations, net income, pro forma net income and pro forma diluted net income per share for the three months ended September 30, 1996 would have been $3.0 million, $3.1 million, $1.9 million and $0.11, respectively.

(2) In the three months ended September 30, 1997, the Company incurred a non-recurring, non-cash charge of $320,000 for acquisition costs. Exclusive of this charge, income from operations, net income and diluted net income per share for the three months ended September 30, 1997 would have been $4.4 million, $3.0 million and $0.16, respectively.
(3) In the three months ended June 30, 1998, the Company incurred non-recurring, non-cash charges of $1.1 million for acquisition costs and $2.5 million for purchased in-process research and development. Exclusive of these charges, income from operations, net income and diluted net income per share for the three months ended June 30, 1998 would have been $5.2 million, $3.2 million and $0.18, respectively.
(4) All amounts have been restated to reflect the acquisition of Harper and Shuman in May 1998, which was accounted for using the pooling-of-interests method of accounting. See Note 1 of Notes to Consolidated Financial Statements.
(5) Prior to February 25, 1997, Deltek (excluding Harper and Shuman) elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if Deltek had not elected S Corporation status for the periods indicated.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations almost exclusively from cash flow from its operations. As of December 31, 1998, the Company had cash and cash equivalents of $9.5 million, marketable securities of $23.9 million and working capital of $29.7 million.

       For the year ended December 31, 1998, the Company's net cash provided by operating activities was $17.5 million. Accounts receivable, net of the allowance for doubtful accounts, were $17.4 million as of December 31, 1998, compared to $9.9 million as of December 31, 1997. Accounts receivable days sales outstanding was 60 days as of December 31, 1998, compared to 54 days as of December 31, 1997. The increase in deferred revenue reflects increased Costpoint license fees, for which revenues are recognized upon the expiration of the refund period. Exclusive of unbilled receivables, which were recorded as deferred revenue, days sales outstanding were 41 days as of December 31, 1998, compared to 37 days as of December 31, 1997. While the Company believes that its allowance for doubtful accounts as of December 31, 1998, remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

       Investing activities utilized $18.8 million for the year ended December 31, 1998. This amount included $6.1 million for the assets acquired from SalesKit, $8.9 million in acquired marketable securities, $2.5 million in purchased property and equipment and $1.3 million of capitalized software production costs.

       Financing activities for the year ended December 31, 1998 consisted primarily of $431,000 in proceeds from the exercise of stock options and $620,000 from the issuance of stock under the Company's employee stock purchase plan. This was offset by $369,000 in a final distribution to the Company's S Corporation shareholders, and $806,000 for 50,000 common shares of Deltek repurchased during the year under the Company's stock repurchase program..

       The Company has a $1.0 million bank line of credit which will be secured by substantially all of the Company's assets and bear interest at the lender's prime rate. To date, no amounts have been drawn under the line of credit.

       The costs associated with the Registration Statement filed by the Company with the Securities and Exchange Commission to register the securities issued in connection with the

Company's acquisition of Harper and Shuman and SalesKit Software Corporation has been reflected as a charge to earnings in the quarter ended December 31, 1998.

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

YEAR 2000

       The Year 2000 Challenge. Many existing information technology ("IT") systems and applications, and other non-IT control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems, applications and devices could fail or create erroneous results unless they are modified in some fashion to distinguish 21st century dates from 20th century dates (i.e., to be year 2000 compliant). The year 2000 challenge creates potential risks for the Company from unforeseen problems in the software products that the Company licenses to others and in the IT and non-IT systems that the Company uses in its own business operations. The Company may also be exposed to risks if its mission critical vendors fail to address their own year 2000 issues.

       The Company's Status of Readiness. The Company began addressing the year 2000 challenge in 1993 when it started developing all of its new products to be year 2000 compliant. Year 2000 compliant versions of Costpoint, Advantage, Allegro and Electronic Timesheet have been commercially available for some time, and the year 2000 compliant version of System 1 was released in September 1998. Because the Company's compliant products operate on a variety of network operating systems and support several relational databases, the Company plans to conduct additional testing of its compliant products with different combinations of compliant operating systems and databases. It is anticipated that this additional testing will be completed by the end of the second quarter. The Company's older-generation CFMS products include CFMS/RD, for which a year 2000 compliant version is available, and CFMS and Micro/CFMS, for which no year 2000 compliant versions are available. Licensees that are using a non-compliant version or product and are participating in one of the Company's comprehensive annual or quarterly support plans are being provided an upgrade or conversion to a year 2000 compliant version or product for no additional license fee. Licensees that are using a non-compliant version or product but are not participating in one of the Company's comprehensive annual or quarterly support plans have the option of upgrading or converting to a year 2000 compliant version or product for an additional fee. The Company has contacted substantially all of these licensees and has begun to assist those that intend to continue using the Company's products in upgrading or converting to a compliant version or product. It is anticipated that all of these licensees will have been provided a compliant version or product by the end of the second quarter of 1999.

       During 1998, the Company formed a year 2000 project team and developed a project plan with goals and target dates to help assure that the Company's internal IT and non-IT systems and its mission critical vendors are prepared for the year 2000. The Company's internal IT systems are primarily comprised of the same commercial application software products licensed by the Company to its customers, which are year 2000 compliant. However, the Company also utilizes third party vendor IT and non-IT systems, including application and operating system software, network equipment, telecommunication products, electronic key entry systems, elevators and other third party products, which may or may not be year 2000 compliant. The Company has begun its assessment of all mission critical third party vendor application software systems. Assessment of those systems is scheduled to be completed by the end of the first quarter of 1999, with remediation scheduled to be completed by the end of the second quarter of 1999. The Company has begun its inventory of all third party computer and network hardware and operating systems used by the Company. Assessment and remediation of these third party IT systems is planned to be completed by the end of the second quarter of 1999. The Company's goal is to have completed its inventory and assessment of all non-IT systems with embedded chips by end of the first quarter of 1999 and its remediation of those systems by the end of the third quarter of 1999. Finally, the Company is in the process of identifying third parties that are providing mission critical services on which the Company relies. The Company expects that it will have contacted substantially all of these parties by the end of the second quarter of 1999 to determine their year 2000 plans and readiness and will have verified their year 2000 readiness or replaced them with vendors that are year 2000 ready by the end of the third quarter of 1999.

       Costs to Address Year 2000 Issues. The costs incurred to date and estimated costs for replacing and upgrading the Company's non-compliant internal IT and non-IT systems and for engaging outside consultants to assist the Company in addressing year 2000 issues have not been and are not anticipated to be material. The Company does not separately track the internal costs associated with its year 2000 readiness efforts, including developing and testing the Company's year 2000 compliant products, contacting licensees currently using a non-compliant version or product, assessing and testing the Company's internal IT and non-IT systems and verifying the year 2000 readiness of its mission critical vendors. These costs are principally the related payroll costs for the Company's product development, customer support and internal IT groups. The Company's current estimate is that the costs of addressing its year 2000 issues will not have a material adverse effect on the Company's business, operating results or financial condition.

       Risks Associated with the Company's Year 2000 Issues. See "--Factors That May Affect Future Results and Market Price of Stock -- Year 2000 Impact on Revenues" and "--Year 2000 Readiness."

       The Company's Contingency Plans. The Company's most reasonably likely worst case year 2000 scenarios include (i) failure of electric power and telephone services provided by third parties and (ii) failure of hardware and third party vendor software used in the Company's internal IT system. Any significant interruption in the supply of electric power or telephone service to the Company's facilities as a result of the failure of utilities or telecommunications companies to adequately address year 2000 issues would disrupt the Company's ability to conduct its business, including providing telephone support to its customers. The Company is developing contingency plans for implementation in the event that electric power or telephone service to one or more of the Company's facilities is interrupted. Such plans will involve relocating portions of the Company's operations to other facilities or locations where power and telephone service are available and taking other similar actions to work around any interruption. Depending upon the nature of the interruption and the geographic areas affected, the Company may be unable to execute some or even all of its contingency plans. The Company also is developing contingency plans to deal with any internal IT hardware and software system failures, which also would disrupt the Company's ability to conduct its business. Such plans will include, among other things, manual "work arounds." Finally, the Company also is developing plans to coordinate the efforts of its personnel and resources in addressing any unforeseen year 2000 problems as they arise. The Company expects to have its contingency plans in place by the end of the third quarter of 1999. There can be no assurance that any contingency plans will fully mitigate the impact of any year 2000 problems that the Company may experience.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

       Year 2000 Impact on Revenues. Management believes that the growth in demand for the Company's products over the past several years was due in part to its customers' needs to update their IT systems in preparation for the year 2000. By the end of 1998 most project oriented companies that needed to convert to year 2000 compliant systems (and thus were potential customers for the Company's products) likely had purchased year 2000 compliant systems. Accordingly, the need to update IT systems to achieve year 2000 readiness no longer will generate any significant demand for the Company's products. Management believes that the future growth in demand for the Company's products will depend in part upon the Company's ability to offset the loss of any growth attributable to its customers' needs to update their IT systems in preparation for the year 2000. There can be no assurance that the growth in demand for the Company's products experienced over the past several years can be sustained. If such growth is not sustainable, the Company's business, operating results and financial condition could be materially adversely impacted. Moreover, as the year 2000 approaches, the Company's current or future customers may need to divert technology expenditures that were reserved for the purchase of enterprise software products such as the Company sells to address year 2000 compliance problems. Accordingly, the Company's business, operating results and financial condition could be materially adversely impacted if purchases of the Company's products are thereby delayed or lost.

       Potential Fluctuations in Quarterly Operating Results. The Company's future operating results may vary from quarter to quarter depending upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, its ability to attract and retain personnel, the timing of new hires, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of the Company's national user conference, general economic conditions and its ability to develop and market new software products and enhancements and control costs. The loss or delay of individual orders could have a significant impact on the Company's operating results, particularly on a quarterly basis. Furthermore, while the Company's revenues from license fees are difficult to predict because of the length and variability of the Company's sales cycles (typically 3 to 18 months), the Company's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of sales could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenues, the Company's operating results could be materially adversely affected.

       For certain of its software products, the Company typically grants its customers a right of return for a full or partial refund of the license fee during a refund period which is generally 60 to 90 days from the date of the initial software delivery. The Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. Costpoint license fees are recognized upon the expiration of the applicable refund periods and are recorded as deferred revenues until recognized. Because of customers' refund rights and the varying length of applicable refund periods, deferred revenues at the end of a quarter do not necessarily reflect revenues that the Company will recognize in a succeeding quarter. The Company generally recognizes license fees from its Advantage, System 1 and Electronic Timesheet products upon delivery.

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

       Year 2000 Readiness. The Company has made or intends to make available to its customers year 2000 compliant versions of its products. There can, however, be no assurance that its customers will request and install the compliant versions or operate them only with year 2000 compliant operating systems, relational databases and other IT systems. Moreover, although the Company's year 2000 compliant products have or will have undergone the Company's normal quality testing procedures, there can be no assurance that these products do not contain undetected errors or defects associated with the year 2000 date functions. Because IT systems incorporate hardware and software products from different vendors, it may be difficult to determine which product has caused a year 2000 problem, and thus the Company may be subjected to year 2000-related lawsuits even if the Company's products are year 2000 compliant. Any system malfunctions due to the onset of calendar year 2000 and any disputes with customers relating to year 2000 compliance could have a material adverse effect on the Company's business, operating results and financial condition. Finally, despite the Company's efforts to address the year 2000 impact on its internal IT and non-IT systems and on the operations of its mission critical vendors, the Company may not be able to fully identify such impact or to resolve it without disruption of the Company's business and without incurring significant expense. Accordingly, if the year 2000 issues are not adequately addressed by the Company and third parties, there can be no assurance that the Company's business, operating results and financial condition will not be materially adversely affected.

       Competition. The market for client/server-based business application software is intensely competitive and rapidly changing. The Company competes with a number of companies, many of which have significantly greater financial, technical, marketing and other resources than the Company. As the Company's larger competitors, such as Oracle, Peoplesoft and SAP, begin to experience a deceleration in their core business and refocus their marketing and sales efforts to the middle market in which the Company actively markets its products, the Company expects such competitors to implement increasingly aggressive pricing programs. In addition, certain competitors such as Oracle, Peoplesoft and SAP have well-established relationships with the Company's current and prospective customers and with major accounting and consulting firms that may have an incentive to recommend such competitors over the Company. The Company also faces indirect competition from the internal MIS departments of its potential customers.

       There can be no assurance that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing or new competitors. In addition, increased competition may result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Competition."

       Hiring and Retention of Employees; Dependence on Key Employees. The Company's success is dependent upon its ability to attract and retain highly skilled managerial, research and development, consulting, customer service, sales and marketing personnel. Although the Company currently is investing, and plans to continue to invest, significant resources to expand its direct sales force and its technical and customer support staff, the Company has at times experienced difficulties in recruiting qualified personnel. The Company could be adversely affected if it is unable to recruit qualified personnel or if senior managers or other such personnel were to leave the Company and qualified replacements were not available. Competition for skilled personnel in the software industry is intense. There can be no assurance that the Company will continue to be able to attract and retain the personnel it requires to develop and market new and enhanced products or to market and service its existing products and conduct its operations successfully. Any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company may incur increased compensation costs in order to attract and retain skilled employees.

       The Company's success will also depend in part on the continued services of its key employees, particularly its senior management personnel. The Company does not have employment agreements with any of its key employees and does not maintain any key person life insurance. The loss of Kenneth E. deLaski, the Company's President and Chief Executive Officer, Eric F. Brown, its Executive Vice President and Chief Operating Officer, or Dien Hoang Do, its Vice President of Technology and Chief Technical Officer, could have a material adverse effect on the Company's business, operating results and financial condition.

       Dependence on Costpoint and Advantage Product Lines. For the years ended December 31, 1997 and 1998, 71.3% and 78.6%, respectively, of the Company's software revenues were derived from licenses of its Costpoint and Advantage software products. In addition, the Company generates service revenues related to its Costpoint and Advantage products. An important element of the Company's strategy is to license Costpoint to existing System 1 users and to license Costpoint or Advantage to existing CFMS users as those customers reengineer their information systems and migrate to client/server solutions; however, there can be no assurance that the remaining System 1 or CFMS users will license either Costpoint or Advantage. Nevertheless, the Company expects its Costpoint and Advantage product lines to continue to account for a significant percentage of the Company's future revenues. Accordingly, factors adversely affecting the pricing of, or the demand for Costpoint and Advantage, such as the success of competitive products or technological change, or the Company's inability to continue to enhance the Costpoint and Advantage product lines to meet the evolving needs of its customers, would have a material adverse effect on the Company's business, operating results and financial condition.

       Rapid Technological Change; Risks Associated with New Product Development; Potential Liability. The business application software market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend, to a substantial degree, upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. In particular, the degree of market acceptance of the Company's new, stand alone "front office" sales force automation and customer management software product that is currently under development, the first modules of which are expected to be available in beta by the end of the second quarter of 1999 with general release of the initial modules expected to occur by the end of 1999, likely will be a significant factor in the Company's success. The Company intends to continue making substantial investments in product development to address advancements in technology, respond to changing customer requirements, extend the functionality of its current products and expand its product line. There can be no assurance that the Company will be successful in completing the development of new products and enhancements or that any new product or enhancement it may introduce will achieve market acceptance.

       The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from or integration with older products in order to minimize disruption in sales of existing products. There can be no assurance that the Company's development efforts will progress satisfactorily or keep pace with industry developments. The Company allocates resources for research and development projects based on planned product introductions and enhancements; however, actual expenditures may significantly differ from amounts allocated. The Company has experienced, and may experience in the future, delays in the introduction of its products, due to factors internal and external to the Company. Additionally, because the Company's software products are complex, there can be no assurance that, despite testing, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, operating results and financial condition. The sale and support of software products by the Company entails the risk of product liability claims. In addition, the failure to perform services to a customer's expectations may result in the Company not being paid for services rendered, may damage the Company's reputation and may result in a claim being brought against the Company. The Company maintains errors and omissions insurance; however, a successful claim for product or service liability brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. See "Business -- Products" and "-- Product Development."

       Risks Related to Acquisition Activities. As part of its growth strategy, the Company has acquired or invested in, and from time to time may acquire or invest in, complementary businesses, technologies and product lines. In April 1998, the Company acquired certain assets of SalesKit and in May 1998, the Company completed the acquisition of Harper and Shuman. In order to achieve the anticipated benefits of these acquisitions and any future acquisitions, the Company must successfully assimilate the operations of the acquired business, and integrate and market its acquired products and technologies in a timely manner. In order to successfully integrate acquired products into the Company's sales and marketing channels, the Company must train its sales force on acquired products and integrate employees of the acquired companies with respect to sales commission, territories, product positioning and training. In addition, certain of such acquired assets, licenses or technology may require significant additional development, such as the completion of product functionality, before the commercial release of products. Although the Company currently has no understandings, commitments or agreements with respect to any additional acquisitions, any such acquisitions may be accompanied by the risks commonly encountered in such transactions. Such risks include, among others, disruption of the Company's ongoing business; diversion of management from day-to-day operations; amortization of acquired intangible assets; impairment of relationships with customers, employees and strategic partners; loss of personnel; difficulty of maintaining uniform standards, controls, procedures and policies; and potential liabilities arising from any acquisition. The Company's inability to address such risks or fulfill expectations regarding revenues from acquired businesses, products and technologies could have a material adverse effect on the Company's business, operating results and financial condition.

       Management of Growth. The Company is currently experiencing growth and expansion, internally and through acquisitions, which have placed, and will continue to place, a strain on its administrative, operational and financial resources and demands on its systems and controls. This growth has resulted in an increasing level of responsibility for the Company's management personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls on a timely basis. If the Company's management is unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected.

       Uncertainty of Expansion into New Markets. The Company believes that its future success is dependent, in part, on its ability to successfully penetrate new project-oriented markets and expand internationally. Although the Company has an ongoing program to further customize and add functionality to its products in order to address the specific needs of customers in new markets, the Company's limited resources may restrict its ability to track developments in these markets, to develop appropriate products, and to effectively pursue marketing activities in multiple markets simultaneously. There can be no assurance that the Company's products will be accepted in new markets. The inability of the Company to successfully expand the markets for its products could have a material adverse effect on its business, operating results and financial condition. See "Business -- Strategy" and "-- Sales and Marketing."

       Dependence upon Organizations with Federal Government Contracts. A significant portion of the Company's total revenues is derived from customers that provide products and services under federal government contracts. The Company believes that, at least in the near term, such organizations will continue to represent a large percentage of its customers and account for a significant percentage of its total revenues. While such organizations are subject to the same general economic conditions as other businesses, demand for their products and services is also dependent upon applicable procurement policies and the availability of appropriated funds. Any significant downsizing, consolidation or liquidation of such organizations as a result of changes in procurement policies, budget reductions or reallocations or other causes could adversely affect the Company's business, operating results and financial condition.

       Reliance on Third-Party Software Development Tools. The Company licenses from third parties certain software development tools that the Company utilizes in the development of its products. Accordingly, the Company is dependent upon such third parties' abilities to deliver quality products, correct errors, ensure year 2000 functionality, support their current products, develop new and enhanced products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. Should these third-party development tools become unavailable, or should their developers fail to adequately support or enhance them, the Company would be required to rewrite its products using different development tools. Although the Company believes that other development tools with comparable functionality are currently available from other third parties, there can be no assurance that, if needed, replacement products could be obtained on reasonable terms. In addition, there can be no assurance that the Company could successfully rewrite its products using different development tools or that it would not encounter substantial delays in doing so. The Company's inability to rewrite its products using different development tools on a timely and cost-effective basis could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Products" and "-- Product Development."

       Proprietary Rights; Risks of Infringement. The Company's success and ability to compete is dependent in part upon its proprietary software. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to establish and protect its rights in its software. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy, design around or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Furthermore, the Company has no patents, and existing copyright law affords only limited protection. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third-party copying or use, which could adversely affect the Company's competitive position.

       There are currently no claims pending against the Company relating to the infringement of any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources from day-to-day operations or cause delays in the delivery or implementation of the Company's products. In addition, such claims could require the Company to discontinue the use of certain software codes or processes, cease the manufacture, use and sale of infringing products, and develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

       Control by Principal Shareholders; Shares Eligible for Future Sale; Registration Rights. The Company's principal shareholders, Kenneth E. deLaski, its President and Chief Executive Officer, and Donald deLaski, its Chairman, together with their affiliates, in the aggregate own approximately 51% of the outstanding shares of the Common Stock as of February 19, 1999. As a result, these shareholders, acting together, are able to effectively control substantially all matters requiring approval by the shareholders of the Company including the election of the Board of Directors and significant corporate transactions. Such influence by such shareholders could delay or prevent a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company. Substantially all of the Company's restricted securities are available for resale pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") including the shares owned by the principal shareholders. In October 1998, pursuant to contractual obligations to do so, the Company registered an aggregate of 516,751 shares of Common Stock and 130,000 shares of Common Stock issuable pursuant to outstanding warrants under the Securities Act. Sales of substantial amounts of such restricted or registered securities could adversely affect prevailing market prices for the Common Stock.

       Volatility of the Market Price of the Common Stock. The market price of the Common Stock has historically been volatile. The Company believes factors such as quarterly fluctuations in results of operations, announcements of new products and acquisitions by the Company or by its competitors, changes in earnings estimates by analysts, changes in accounting treatments or principles and other factors may cause the market price of the Common Stock to fluctuate, perhaps substantially. The market price of the Common Stock also may be affected by the Company's ability to meet market analysts' expectations, and any failure to meet such expectations could have a material adverse effect on the market price of the Common Stock. In addition, securities prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Common Stock in the future. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources from day-to-day operations, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Market for Registrant's Common Equity and Related Stockholder Matters."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 7 for discussion.

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

                                    EXHIBIT INDEX

  Exhibit No.  Description of Exhibit
  -----------  ----------------------

  2.1(1)       Asset Purchase Agreement dated February 12, 1998 between SalesKit
               Software Corporation, Arch Acquisition Corp. and the Company.
  2.2(2)       Agreement and Plan of Reorganization among Deltek Systems, Inc.,
               Turtledove Acquisition Corp., Chester A. Shuman, the Harper and
               Shuman, Inc. Employee Stock Ownership Plan and Trust and the other shareholders of Harper and Shuman, Inc.
  3.1(3)       Amended and Restated Articles of Incorporation of the Registrant.
  3.2(3)       Amended and Restated Bylaws of the Registrant.
  4.1(4)       Specimen Common Stock certificate of the Registrant.
  4.2(1)       Form of Warrant issued to SalesKit Software Corporation
  10.1(3)      1987 Employee Stock Option Plan.
  10.2(3)      Employee Time Accelerated Stock Option Plan (revised).
  10.3(3)      1996 Stock Option Plan.
  10.4(3)      1996 Employee Stock Purchase Plan.
 *10.5(5)      OEM Software License Agreement by and between the Company and
               Centura Software Corporation dated as of March 1, 1993, as amended.
 *10.6(5)      Cognos Desktop OEM Agreement by and between the Company and Cognos
               Corporation dated as of February 28, 1994, as amended.
 *10.7(5)      Micro Focus OSX Application Vendor License Agreement by and between the Company and Micro Focus Incorporated dated as of June 10, 1993, as amended.
  10.8(3)      Agreement of Lease by and between the Company and Tysons Corner
               Limited Partnership, dated as of November 12, 1991, as amended.
  10.9(3)      Agreement of Lease by and between the Company and Tysons Corner
               Limited Partnership, dated as of November 12, 1992, as amended.
  10.10(4)     Form of Indemnity Agreement for officers and directors.
  10.11(4)     Form of Tax Indemnification Agreement.
  10.12(4)     Seventh Amendment to Agreements of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of December 17,
               1997.
  21           Subsidiaries of the Company.
  23.1         Consent of Arthur Andersen LLP.
  27.1         Financial Data Schedule.

  ---------------
  * This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
  (1) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 13, 1998 (File No. 0-22001).
  (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 12, 1998 (File No. 0-22001).
  (3) Incorporated by reference to the Company's Form S-1 filed on December 19, 1996, File No. 333-18247.
  (4) Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed on January 28, 1997 (File No. 333-18247).
  (5) Incorporated by reference to the Company's Amendment No. 2 to Form S-1 filed on February 24, 1997 (File No. 333-18247).

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Deltek Systems, Inc.
                                         (Registrant)

March 2, 1999                            By:    /s/ Kenneth E. deLaski
                                                ----------------------
                                                Kenneth E. deLaski, Chief
                                                Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 2, 1999                             /s/ Kenneth E. deLaski
                                          ----------------------------------
                                          Kenneth E. deLaski, President,
                                          Chief Executive Officer, and Director

March 2, 1999                             /s/ Donald deLaski
                                          ----------------------------------
                                          Donald deLaski, Chairman of the Board
                                          of Directors and Treasurer

March 2, 1999                             /s/ Alan R. Stewart
                                          ----------------------------------
                                          Alan R. Stewart, Chief Financial
                                          Officer and Secretary

March 2, 1999                             /s/ Darrell J. Oyer
                                          ----------------------------------
                                          Darrell J. Oyer, Director

March 2, 1999                             /s/ Charles W. Stein
                                          ----------------------------------
                                          Charles W. Stein, Director

March 2, 1999                             /s/ Robert E. Gregg
                                          ----------------------------------
                                          Robert E. Gregg, Director

                              DELTEK SYSTEMS, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                   Page
                                                                                   ----

Report of Independent Public Accountants                                            F-2

Balance Sheets as of December 31, 1997 and 1998                                     F-3

Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998       F-4

Statements of Changes in Shareholders' Equity for the Years Ended December 31,
     1996, 1997 and 1998                                                            F-5

Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998       F-6

Notes to Financial Statements                                                       F-7

Report of Independent Public Accountants on Schedule                                S-1

Schedule I - Valuation and Qualifying Accounts                                      S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Deltek Systems, Inc.:

       We have audited the accompanying balance sheets of Deltek Systems, Inc. (a Virginia corporation), as of December 31, 1997 and 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deltek Systems, Inc., as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  ARTHUR ANDERSEN LLP

Washington, D.C.
January 22, 1999

                              DELTEK SYSTEMS, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,        DECEMBER 31,
                                                                                       1997                1998
                                                                                   ------------        ------------

                                  ASSETS
Current assets:
  Cash and cash equivalents                                                           $10,883             $ 9,515
  Marketable securities                                                                14,949              23,861
  Accounts receivable, net of allowance for doubtful
     accounts of $573 and $689, respectively                                            9,929              17,351
  Deferred income taxes                                                                 1,158               1,678
  Prepaid expenses and other current assets                                             1,440               2,159
                                                                                     --------            --------
          Total current assets                                                         38,359              54,564
                                                                                     --------            --------
Furniture, equipment, and leasehold improvements, at cost,
  net of accumulated depreciation and amortization of
  $5,349 and $6,556, respectively                                                       2,976               4,312
Computer software development costs, at cost, net of
  accumulated amortization of $1,391 and $2,239,  respectively                          2,597               3,025
Purchased intangibles, net                                                                 93               4,349
Other assets                                                                               16                  58
                                                                                     --------            --------
          Total assets                                                                $44,041             $66,308
                                                                                     ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                              $  4,985            $  7,711
  Accrued dividends payable                                                               400                 ---
  Income taxes payable                                                                    543                 ---
  Deferred revenue                                                                     11,076              17,191
                                                                                     --------            --------
          Total current liabilities                                                    17,004              24,902
                                                                                     --------            --------
Deferred income taxes                                                                   1,223                 ---
Commitments (Note 8)
Shareholders' equity:
  Preferred stock, $0.001 par value per share; 2,000,000
     shares authorized; none issued or outstanding                                          -                   -
  Common stock, $0.001 par value; 45,000,000 shares
     authorized; 17,704,933 and 17,854,151 shares issued
     and outstanding at December 31, 1997 and 1998, respectively                           18                  18
  Paid-in capital                                                                      18,044              21,568
  Retained earnings                                                                     8,204              19,990
                                                                                     --------            --------
  Less - Unearned compensation                                                          (452)               (170)
                                                                                     --------            --------
          Total shareholders' equity                                                   25,814              41,406
                                                                                     --------            --------
          Total liabilities and shareholders' equity                                  $44,041             $66,308
                                                                                     ========            ========

      The accompanying notes are an integral part of these balance sheets.

                              DELTEK SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------

                                                                               1996           1997           1998
                                                                            ---------      ---------      ---------
Revenues:
  License fees                                                               $14,114        $21,043        $28,162
  Services                                                                    24,343         33,216         50,867
  Third-party equipment and software                                           3,254          3,387          4,040
                                                                            --------       --------       --------
                                                                              41,711         57,646         83,069
                                                                            --------       --------       --------
Operating expenses:
  Cost of software                                                             1,577          2,053          2,491
  Cost of services                                                             9,844         14,375         24,763
  Cost of third-party equipment and software                                   2,516          2,631          3,146
  Software development                                                         8,380         11,214         15,014
  Sales and marketing                                                          5,000          6,643         10,353
  General and administrative                                                   3,018          3,558          4,163
  Amortization of purchased intangibles                                            -             26            687
  Stock option compensation                                                      867              -              -
  Acquisition & failed offering costs                                              -            320          1,475
  Purchased in-process research and development                                  394              -          2,500
                                                                            --------       --------       --------
          Total operating expenses                                            31,596         40,820         64,592
                                                                            --------       --------       --------
Income from operations                                                        10,115         16,826         18,477
Interest income                                                                  392            781          1,066
                                                                            --------       --------       --------
Income before income taxes                                                    10,507         17,607         19,543
Provision for income taxes                                                        54          5,898          7,788
                                                                            --------       --------       --------
Net income                                                                   $10,453        $11,709        $11,755
                                                                            ========       ========       ========
Basic net income per share                                                   $  0.66        $  0.67        $  0.66
                                                                            ========       ========       ========
Diluted net income per share                                                 $  0.64        $  0.65        $  0.64
                                                                            ========       ========       ========
Weighted average shares outstanding                                           15,777         17,398         17,814
                                                                            ========       ========       ========
Weighted average shares outstanding, including
     dilutive effect of stock options                                         16,282         17,882         18,235
                                                                            ========       ========       ========
Pro forma statement of operations data (unaudited):
  Income before provision for income taxes, as reported                      $10,507        $17,607
  Income tax provision                                                         4,092          6,780
                                                                            --------       --------
  Net income                                                                  $6,415        $10,827
                                                                            ========       ========
Pro forma basic net income per share                                           $0.41          $0.62
                                                                            ========       ========
Pro forma diluted net income per share                                         $0.39          $0.61
                                                                            ========       ========

        The accompanying notes are an integral part of these statements.

                              DELTEK SYSTEMS, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                  COMMON                                            ACCUMULATED                          TOTAL
                                  STOCK                    PAID-IN    RETAINED     COMPREHENSIVE      UNEARNED       SHAREHOLDERS'
                                  SHARES      PAR VALUE    CAPITAL    EARNINGS         INCOME       COMPENSATION        EQUITY
                               ------------  -----------  ---------  -----------  ---------------  --------------   --------------
Balance, December 31, 1995      15,770,205     $    16     $   230    $   9,401      $       23       $       -        $    9,670
Cash dividends                           -           -           -      (9,265)               -               -           (9,265)
Exercise of stock options           15,000           -           7            -               -               -                 7
Purchase and retirement of
  common stock from ESOP          (10,038)           -        (30)          (3)               -               -              (33)
Acquisition of the Allegro
  Group, Inc.                      102,000           -         408            -               -               -               408
Unrealized holding gain on
  marketable securities                  -           -           -            -            (23)               -              (23)
Conversion of book value
  plan to fair value plan                -           -       1,484            -               -           (468)             1,016
Issuance of stock options                -           -         252            -               -           (252)                 -
Net income                               -           -           -       10,453               -               -            10,453
                               -----------       -----     -------    ---------      ----------       ---------        ----------
Balance, December 31, 1996      15,877,167          16       2,351       10,586               -           (720)            12,233
Cash dividends                           -           -           -     (13,614)               -               -          (13,614)
Accrued dividends payable                -           -           -        (400)               -               -             (400)
Net proceeds from initial
  public offering                1,700,000           2      16,386            -               -               -            16,388
Exercise of stock options          202,717           -         250            -               -               -               250
Issuance of shares for
 Employee Stock Purchase
 Plan                               29,195           -         273            -               -               -               273
Purchase and retirement of
  common stock from ESOP          (24,146)           -         (5)         (77)               -               -              (82)
Purchase and retirement of
  common Stock                    (80,000)           -     (1,211)            -               -               -           (1,211)
Amortization of unearned
  compensation                           -           -           -            -               -             268               268
Net income                               -           -           -       11,709               -               -            11,709
                               -----------       -----     -------    ---------      ----------       ---------        ----------
Balance, December 31, 1997      17,704,933          18      18,044        8,204               -           (452)            25,814
Reversed dividend accrual           -                -           -           31               -               -                31
Exercise of stock options          160,261           -         431            -               -               -               431
Issuance of shares for
 Employee Stock Purchase
 Plan                               38,957           -         620            -               -               -               620
Purchase and retirement of
  common stock                    (50,000)           -       (806)            -               -               -             (806)
Tax benefit of options
  exercised                              -           -       2,097            -               -               -             2,097

Issuance of stock warrants for
  acquisition of SalesKit
  Software Corporation                   -           -         932            -               -               -               932
Shareholder contribution                 -           -         250            -               -               -               250
Amortization of unearned
  compensation                           -           -           -            -               -             282               282
Net income                               -           -           -       11,755               -               -            11,755
                               -----------       -----     -------    ---------      ----------       ---------        ----------

Balance, December 31, 1998      17,854,151        $ 18    $ 21,568    $  19,990       $       -        $  (170)         $  41,406
                               ===========       =====     =======    =========      ==========       =========        ==========

       The accompanying notes are an integral part of these statements.

                             DELTEK SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                     1996            1997          1998
                                                                                  ----------      ----------    ----------
Cash flows from operating activities:
  Net income                                                                       $ 10,453        $ 11,709      $ 11,755
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation and amortization                                                    1,244           1,548         2,787
     Other noncash charges                                                              980             268         1,575
     Purchased research and development                                                 394               -         2,500
     Gain on disposal of fixed assets                                                  (23)               -            --
     Accreted interest on marketable securities                                          61           (186)          (34)
     Change in accounts receivable, net                                               (165)         (2,866)       (7,422)
     Change in prepaid expenses and other current assets                              (902)              28         (523)
     Change in prepaid income taxes                                                       7              55            --
     Change in accounts payable and accrued expenses                                     35           2,305         2,258
     Change in income taxes payable                                                       -             543         (543)
     Change in deferred income taxes, net                                              (43)             159         (961)
     Change in deferred revenue                                                       3,107           3,033         6,115
                                                                                  ---------       ---------     ---------
          Net cash provided by  operating activities                                 15,148          16,596        17,507
                                                                                  ---------       ---------     ---------

Cash flows from investing activities:
  (Purchase) sale of marketable securities                                            3,067        (14,763)       (8,878)
  Purchase of property and equipment                                                (1,291)         (1,656)       (2,543)
  Acquisition of SalesKit Software Corporation                                            -               -       (6,054)
  Capitalization of computer software development costs                               (648)           (679)       (1,276)
                                                                                  ---------       ---------     ---------
          Net cash (used in) provided by investing activities                         1,128        (17,098)      (18,751)
                                                                                  ---------       ---------     ---------

Cash flows from financing activities:
  Cash proceeds from initial public offering, net of offering
    Costs                                                                                 -          16,388              -
  Cash dividends paid to stockholders                                              (11,859)        (13,614)         (369)
  Cash proceeds from exercise of stock options                                            7             250           431
  Cash proceeds from issuance of stock for employee
    Purchase plan                                                                         -             273           620
  Common stock purchased and retired                                                   (33)         (1,293)         (806)
                                                                                  ---------       ---------     ---------
          Net cash (used in) provided by financing activities                      (11,885)           2,004         (124)
                                                                                  ---------       ---------     ---------

Net increase (decrease) in cash and cash equivalents                                  4,391           1,502       (1,368)
Cash and cash equivalents, beginning of year                                          4,990           9,381        10,883
                                                                                  ---------       ---------     ---------
Cash and cash equivalents, end of year                                               $9,381        $ 10,883        $9,515
                                                                                  =========       =========     =========

Cash paid during the year for income taxes                                           $   78        $  5,157        $8,307
                                                                                  =========       =========     =========
Supplemental Disclosure
  Allegro and SalesKit acquisitions (Note 3)

       The accompanying notes are an integral part of these statements.

                             DELTEK SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS



1.     BUSINESS COMBINATION WITH HARPER & SHUMAN, INC.:

       In May 1998, Deltek Systems, Inc. completed its business combination with Harper and Shuman, Inc. ("H&S") by exchanging 686,000 shares of its common stock for all of the common stock of H&S. Each share of H&S was exchanged for 5.64 shares of Deltek Systems, Inc. common stock. In addition, outstanding H&S stock options were converted at the same exchange factor into options to purchase approximately 4,000 shares of Deltek Systems, Inc. common stock.

       The acquisition constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though H&S had always been a part of Deltek Systems, Inc. (hereafter H&S and Deltek Systems, Inc. are collectively referred to as the "Company" or "Deltek").

       Acquisition costs of $1,096,000 consisted primarily of fees for investment bankers, attorneys, accountants and other related charges and were expensed at closing.

       The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                                                                                     Three Months
                                                                                                         Ended
      (THOUSANDS OF DOLLARS)                                      1996            1997              March 31, 1998
Revenues

                Deltek                                           $34,780         $48,782                 $15,311
                Harper & Shuman                                    6,931           8,864                   2,442
                                                                --------        --------               ---------
                            Combined                             $41,711         $57,646                 $17,753
Net Income (loss)

                Deltek                                           $10,494         $11,312                 $ 3,005
                Harper & Shuman                                      (41)            397                     101
                                                                --------        --------               ---------
                            Combined                             $10,453         $11,709                 $ 3,106

2.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Deltek is incorporated under the laws of the Commonwealth of Virginia. The Company designs, develops, sells and supports a family of integrated software that provide project-oriented businesses with tools to more effectively manage, operate and grow their operations. The Company's software products have been specifically designed to fulfill the needs of project-oriented companies and include both enterprise-wide systems as well as application software products that can be used either as a stand alone application or as an integrated part of the Company's enterprise-wide systems. Deltek's enterprise-wide products consist of Costpoint, an advanced client/server business software system designed for all types of project-oriented organizations; Advantage, an integrated, project-focused accounting system designed for professional service firms; System 1, a character-based accounting system designed primarily for organizations providing products or services under contracts with the federal government; and CFMS, a family of older-generation project-based accounting systems used primarily by architecture and engineering firms. Deltek's stand-alone application software products, which also can be integrated with the Company's enterprise-wide systems, consist of Electronic Timesheet, an advanced employee timekeeping system, and Allegro, a project budgeting and resource management tool.

Consolidation Policy

       The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

       The calculation of basic net income per share is based on the weighted average number of Company shares outstanding in each period. Diluted net income per share is based on the combined weighted average number of shares and share equivalents outstanding, assuming dilution as calculated under the treasury stock method. No reconciling items exist between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share relates to outstanding stock options.

       Pro forma net income is based on the assumption that the Company's S Corporation status was terminated at the beginning of 1996.

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

Revenue Recognition

       The Company grants perpetual licenses under a standard license agreement. For certain of its software products, the Company typically grants its customers a right of return for a full or partial refund of the license fee during a refund period which is generally 60 to 90 days from the date of the initial software delivery, although the Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. The Company generally recognizes license fees from its System 1 Electronic Timesheet and Advantage products upon delivery, whereas Costpoint and Allegro license fees are recognized upon the expiration of the applicable refund period and are recorded as deferred revenue until recognized (Note 7). For contracts that involve significant installment payments, the Company also evaluates whether fees are fixed and determinable. If the fees are not fixed and determinable, the Company defers the recognition of revenue until the payments become due. Implementation and other consulting services are provided on a time and materials basis billed monthly or semi-monthly and recognized as the services are performed. Telephone support and periodic enhancements and updates are provided for maintenance fees that are payable quarterly and initially represent between 15% and 20% of the related software license fee on an annual basis. Revenue from quarterly maintenance and support service is recognized over the term of the support agreement. Revenue from third-party equipment and software is derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company's systems and is generally recognized upon delivery.

       The American Institute of Certified Public Accountants (the "AICPA") issued statement of Position ("SOP") 97-2, Software Revenue Recognition, which superceded SOP 91-1, Software Revenue Recognition. SOP 97-2 provides additional guidance to multiple elements; returns, exchanges, and platform transfer rights; resellers; services; funded software-development arrangements; and contract accounting. Implementation of SOP 97-2 was required for transactions entered into beginning after December 15, 1997 and did not have a material impact on the Company.

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

Capitalized Computer Software Development Costs

       Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated lives of the products, which are generally five years. Amortization expense of approximately $579,000, $698,000, and $876,000 was recorded related to these costs during 1996, 1997, and 1998, respectively, and is included in cost of software.

Marketable Securities

       The Company accounts for its debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At acquisition, debt and equity securities are classified into three categories: held-to-maturity, available-for-sale, or trading. At each reporting date, the appropriateness of the classifications is reassessed.

       Included in the balance sheet at December 31, 1998 are marketable securities of $23,861,000 that consist of investments in municipal bonds, money market accounts and floating rate bonds and are classified as available-for-sale and recorded at fair value. No material unrealized gains or losses were incurred in 1998.

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

Fair Value of Financial Instruments

       Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of accounts receivable and accounts payable in the accompanying financial statements approximate fair value due to the short maturity of these instruments.

Income Taxes

       Prior to February 1997, the majority of the Company's operations had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, income or loss was prorated among the stockholders and reported on their individual income tax returns. The accompanying statements include a provision for state income taxes prior to February 1997 related to certain states that do not recognize S Corporation status for state income tax purposes and for Federal income taxes of H&S. Upon Deltek's initial public offering, the entire Company became a C Corporation for federal and state income tax purposes.

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

Accounting Pronouncements Not Yet Effective

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company must adopt this statement no later than January 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not expect SFAS No. 133 to materially impact its financial condition or results of operations.

       SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), extended the deferral on the application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. Once effective, SOP 98-9 requires recognition of revenue using the "residual method" under very specific circumstances. The Company does not expect this SOP to materially impact its financial condition or results of operations.

Reclassifications

       Certain amounts in prior years' financial statements have been reclassified to conform to the 1998 presentation.

3.     ALLEGRO AND SALESKIT ACQUISITIONS :

Allegro Acquisition

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

       The Company assigned approximately $130,000 of the purchase price to intangible assets and is amortizing this amount over five years. The Company assigned $394,000 of the purchase price to in-process research and development and expensed this amount. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The Company recorded approximately $140,000 in assumed liabilities of Allegro, primarily related to deferred consulting revenues.

SalesKit Acquisition

       In April 1998, the Company acquired substantially all of the assets of Saleskit Software Corporation ("Saleskit"), and assumed certain related liabilities. The purchase price consisted of cash of $6,054,000 and warrants with an estimated fair value of $932,000. The warrants allow the holder to purchase 130,000 shares of Deltek common stock at an exercise price of $22 per share, exercisable over a three-year period.

       The Company assigned $4,310,000 of the purchase price to intangible assets and existing technology and is amortizing this amount over five years. Based on the "stage of completion" valuation method, the Company assigned $2,500,000 to in-process research and development and expensed this amount in 1998. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. At closing, the Company recorded approximately $468,000 in assumed liabilities of SalesKit, primarily related to accrued liabilities and deferred revenue.

4.     ACCOUNTS RECEIVABLE:

       The Company periodically licenses its software to certain customers under monthly installment plans. Unbilled accounts receivable are generally due within one year that relate primarily to installment sales were approximately $3,470,000 and $5,597,000 at December 31, 1997 and 1998, respectively.
Installment plans extending longer than four months are generally interest-bearing.

5.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following:

                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                            1997                     1998
                                                                                          ---------                --------
                                                                                                    (IN THOUSANDS)

Accrued wages and other employee benefits                                                  $2,249                   $4,291
Deferred rent credits                                                                         110                      315
Accounts payable and other accrued expenses                                                 2,626                    3,105
                                                                                          -------                  -------
                                                                                           $4,985                   $7,711
                                                                                          =======                  =======

6.     INCOME TAXES:

       In conjunction with Deltek's initial public offering in February 1997, the Company (prior to the combination of H&S) changed from an S Corporation to a C Corporation for federal and state income tax purposes. H&S reported as a C Corporation for all years presented. As of December 31, 1995 and 1996, differences between the financial statement and tax basis of assets and liabilities in states not recognizing S Corporation status were insignificant. The provision for income taxes is summarized as follows:

                                             1996                    1997                    1998
                                        --------------          --------------          --------------
Current:

Federal                                      $   -                  $4,919                  $7,958
State                                           96                     821                   1,573
                                            ------                 -------                 -------
                                                96                   5,740                   9,531
                                            ------                 -------                 -------

Deferred:

Federal                                       (34)                     136                 (1,525)
State                                          (8)                      22                   (218)
                                            ------                 -------                 -------
                                              (42)                     158                 (1,743)
                                            ------                 -------                 -------
          Tax provision                         54                  $5,898                  $7,788
                                            ======                 =======                 =======

       The income tax provision for continuing operations differs from that computed using the statutory federal income tax rate of 35% in 1998 and 1997 for the following reasons:

                                                                            1997             1998
                                                                          --------         --------
Computed Statutory Amount                                                  $6,162           $6,840
Tax Exempt Income                                                            (187)            (327)
State Income Taxes, net of federal tax benefit                                534              880
Non-taxable income during S Corporation
   Status                                                                    (644)               -
Non-deductible acquisition costs                                                -              388
Other                                                                          33                7
                                                                          --------         --------
                                                                           $5,898           $7,788
                                                                          ========         ========

       The following table is a summary of the significant components of the Company's deferred tax assets and liabilities for 1997 and 1998.

                                                                       DECEMBER 31,                DECEMBER 31,
                                                                          1997                        1998
                                                                      --------------              --------------
Deferred tax assets:
    Cash to accrual change in tax accounting method                         $124                        $132
    Employee compensation & benefits                                         226                         456
    Reserves and other liabilities                                           577                         914
    Non-cash compensation                                                    181                         282
    Purchased Intangibles                                                     -                        1,148
    Other                                                                     50                         121
                                                                         -------                     -------
              Total deferred tax asset                                     1,158                       3,053
                                                                         -------                     -------

Deferred tax liabilities:
    Depreciation                                                           (162)                       (259)
    Computer software development costs                                  (1,032)                     (1,100)
    Other                                                                   (29)                        (16)
                                                                         -------                     -------
              Total deferred tax liabilities                             (1,223)                     (1,375)
                                                                         -------                     -------
                    Net deferred tax asset ( liability)                    $(65)                      $1,678
                                                                         =======                     =======

7.     DEFERRED REVENUE:

       The Company had deferred revenue of approximately $6,222,000 and $9,344,000 as of December 31, 1997 and 1998, respectively, attributable to the sales of licenses of Costpoint, related Electronic Timesheet and Allegro software. The revenues related to Costpoint will be recognized upon the expiration of the refund period and right of return, generally 60 to 90 days from the date of delivery, and the fulfillment of any significant vendor. Also included in deferred revenue is ongoing software support and consulting and training services.

8.     COMMITMENTS:

Office Space Lease

       The Company leases office space under noncancellable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $1,810,000 and $2,389,000 for the years ended December 31, 1997 and 1998, respectively. The Company's primary lease expires in March, 2002.

       As of December 31, 1998, the future minimum operating lease payments are as follows:

YEAR ENDING DECEMBER 31,                                                   AMOUNT
------------------------                                                   ------
                                                                     (IN THOUSANDS)

1999                                                                           $2,762
2000                                                                            2,999
2001                                                                            3,446
2002                                                                            3,413
2003                                                                            1,621
Thereafter                                                                          -
                                                                             --------
                                                                              $14,241
                                                                             ========

Profit-Sharing Plan

       The Company has a 401(k) profit-sharing plan covering all eligible employees. Employees are eligible to participate in the plan after they have completed six months of service. Once the eligibility requirement is satisfied, employees may become participants on the earlier of the first day of the plan year or the first day of the seventh month of the plan year coinciding with the employees' eligibility. Company contributions vest ratably over five years. The Board of Directors approved a contribution of 4% of eligible compensation for both 1997 and 1998. The Company's accrued contribution for 1997 and 1998 was approximately $454,000 and $936,000, respectively.

Other Matters

       The Company's continuing operations are involved in various claims incidental to its business. The Company is contesting these matters and in the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on the financial condition or the future operating results of the Company.

9.     PREFERRED STOCK:

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

10.    EMPLOYEE STOCK OPTION PLANS:

Employee Stock Ownership Plan

       Prior to the business combination with H&S, H&S qualified employees could participate in an Employee Stock Ownership Plan ("ESOP"). Under the plan, H&S made annual contributions of cash at the discretion of the H&S Board of Directors, except that the minimum amount must be sufficient to enable the related trust to meet its current obligations. Compensation costs were $2,500 for 1996 and $10,500 for 1997. The ESOP had no outstanding borrowings and had no unallocated shares as of December 31, 1996 and 1997. The ESOP was terminated in 1998.

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

       In June 1996, the Company amended the Book Value Plan to change the exercise price of future options to be granted thereunder from a formula price based on book value to the appraised fair market value of the underlying common stock. This amendment required the Company to pay the holder of a vested option the difference between the then appraised fair value of the common stock and the exercise price if the Company declined to permit the exercise of the option in order to maintain its S Corporation status. This amendment also resulted in changing the price paid for shares purchased by the Company upon the exercise of its right of first refusal or its repurchase right to the appraised fair market value of the common stock. As a result of these changes, the Company recorded a non-recurring, non-cash charge to operations in the amount of $867,000, representing the aggregate difference between the exercise price of outstanding vested options and $4.00 per share, the appraised market value of the underlying common stock at June 30, 1996. Additional compensation charges of $113,000 were recorded during the six months ended December 31, 1996, $217,000 during the year ended December 31, 1997, and $282,000 during the year ended December 31, 1998. An additional $170,000 of such charges will be recorded in future periods, as outstanding options continue to vest under this plan. At December 31, 1998, 136,250 options were outstanding and 111,050 options were exercisable under the 1987 Plan.

Employee Time Accelerated Stock Option Plan

       On April 1, 1996, the Company created the Employee Time Accelerated Stock Option Plan (the "Accelerated Plan"), under which 1,500,000 shares of common stock were reserved for issuance, and granted options thereunder to purchase 648,000 shares at an exercise price of $4.00 per share, the appraised value of the common stock on the date of grant. Since the exercise price of these options was equal to the appraised fair value of the common stock on the date of grant, the Company recorded no compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Originally these options vested 100% on January 1, 2004. However, upon the initial public offering of the Company's common stock, these options began vesting ratably over a five year period from the date of grant. The Company granted options to purchase 36,000 shares of the Company's common stock, at an exercise price of $4.00 per share, on December 1, 1996. As the options vest, the Company will record up to $252,000 in compensation expense, representing the aggregate difference between the $4.00 per share exercise price and $11.00, the offering price in the Company's initial public offering. The Company recorded $51,000 in compensation charges during 1997. In December 1996, the Board of Directors reduced the number of shares of common stock reserved for issuance under the Accelerated Plan to equal the number of shares issuable upon the exercise of options outstanding at December 10, 1996. At December 31, 1998, 471,250 options were outstanding and 146,350 options were exercisable under the Accelerated Plan.

1996 Stock Option Plan

       The Company's Board of Directors and the shareholders of the Company adopted a new 1996 Stock Option Plan (the "1996 Option Plan") in December 1996. A total of 900,000 shares of common stock have been reserved for issuance under the 1996 Option Plan. No options were granted under the 1996 Option Plan during the 1996 fiscal year. At December 31, 1998, 866,600 options were outstanding and 61,800 options were exercisable. The 1996 Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and for grants of nonstatutory options to employees, nonemployee directors and consultants.

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

1996 Employee Stock Purchase Plan

       The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the shareholders of the Company in December 1996. A total of 400,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% percent of the lower of fair market value of the common stock on the first day of the offering period or the last day of the offering period. Since the Purchase Plan's inception in 1997, 68,152 shares of common stock have been issued.

Summary Activity

       The following table summarizes the activity of all the Company's stock option plans:

                                                                             NUMBER                      PRICE
                                                                            OF SHARES                  PER SHARE
                                                                            ---------                  ---------

Shares under option, December 31, 1995                                        412,000                0.249 - 0.517
                                                                              -------

  Options granted                                                             693,000                        4.000
  Options canceled                                                           (27,000)                0.517 - 4.000
  Options exercised                                                          (15,000)                0.392 - 4.000
                                                                             -------

Shares under option, December 31, 1996                                      1,063,000                0.249 - 4.000
                                                                            ---------

  Options granted                                                             347,000                8.00 - 22.500
  Options canceled                                                           (74,800)                0.392 -11.000
  Options exercised                                                         (202,716)                0.304 - 4.000
                                                                            --------

Shares under option, December 31, 1997                                      1,132,484               0.249 - 22.500
                                                                            ---------

  Options granted                                                             623,108               3.191 - 24.500
  Options canceled                                                          (116,501)               0.517 - 24.500
  Options exercised                                                         (160,261)               0.304 - 18.750
                                                                            ---------

Shares under option, December 31, 1998                                      1,478,830               0.249 - 18.687
                                                                            =========

       Of the options outstanding under the Book Value Plan at December 31, 1998, options to purchase 156,200 shares are immediately exercisable at exercise prices ranging from $0.249 to $0.517 per share.

       On December 11, 1998, the Company repriced 383,050 options, which had exercise prices between $18.75 and $24.50 per share to the then current market price of $18.687 per share. This was Company's first repricing of options and did not benefit executive officers, affiliates, or major shareholders.

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

                                                                               1996            1997            1998
                                                                            ---------       ---------       -----------
                                                                                          (IN THOUSANDS)
Net income before taxes, as reported                                         $10,507         $17,607         $19,543
Pro forma income tax provision                                                 4,029           6,777           8,585
Pro forma compensation expense                                                   162             896           1,317
                                                                            --------        --------        --------
Pro forma net income                                                          $6,316         $ 9,934           9,641
                                                                            ========        ========        ========
Diluted earnings per share, as reported                                        $0.39           $0.61            $.64
Diluted earnings per share, pro forma                                          $0.39           $0.56            $.53


       The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996, 1997, and 1998, respectively; no dividend yield, expected volatility of 50%, 70% and 60%, risk-free interest rates of approximately 6.0%, 5.9% and 4.6%, respectively, and expected lives of seven years. The volatility was based on the volatility percentage of Deltek and comparable publicly traded companies since the Company does not have a sufficient history of stock transactions. Income taxes represent the assumed effective rate which the Company would pay if it had terminated its election as an S Corporation, net of any tax benefit for the incremental increase in pro forma compensation expense.

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

11.    QUARTERLY FINANCIAL DATA (UNAUDITED):

       The following unaudited quarterly data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

                                                         MARCH 31,      JUNE 30,           SEPTEMBER 30,      DECEMBER 31,
                                                           1997           1997                 1997              1997
                                                       ------------   ------------       ----------------   ---------------
Net sales                                                $12,763        $13,603              $14,501           $16,779
Gross profit                                               8,847          8,922                9,527            11,265
Net income                                                 3,274          2,458                2,682             3,295
Pro forma net income                                       2,392          2,458                2,682             3,295
Pro forma basic net income per common share              $  0.14        $  0.14              $  0.15           $  0.19
Pro forma diluted net income per common share            $  0.14        $  0.14              $  0.15           $  0.18

                                                                                 (RESTATED)
                                                        MARCH 31,      JUNE 30,            SEPTEMBER 30,      DECEMBER 31,
                                                          1998         1998 (a)              1998 (a)             1998
                                                      ------------   ------------       ----------------   ---------------
Net sales                                              $ 17,753        $ 19,949             $  21,604           $ 23,763
Gross profit                                             11,487          12,696                13,609             14,877
Net income                                                3,106             776                 3,716              4,157
Basic net income per common share                      $   0.18        $   0.04             $    0.21           $   0.23
Fully diluted net income per common share              $   0.17        $   0.04             $    0.20           $   0.23


(a) In January 1999, the Company learned that the Securities and Exchange Commission has closely scrutinized purchase in-process research and development charges and has expressed its views in comment letters to the registrants and in a letter to the American Institute of Certified Public Accountants. The Company believed its accounting for the SalesKit Software Corporation acquisition in April 1998, which included an in-process research and development charge of $6.8 million, was in accordance with generally accepted accounting principles and industry practice at that time. The Company and its appraiser have re-evaluated the in-process research and development charge in light of the SEC's new position on this topic. Consequently, in closing out the fourth quarter of 1998 the Company reduced the purchase price allocation for the in-process research and development charge to $2.5 million, and increased goodwill by $4.3 million. The quarterly information above reflects the impact of this adjustment.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Deltek Systems, Inc.:


       We have audited in accordance with generally accepted auditing standards the financial statements of Deltek Systems, Inc. included in this Form 10-K and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP



Washington, D.C.
January 22, 1999

                                                                      SCHEDULE I


                              DELTEK SYSTEMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                           Charged
                                  Beginning     Amounts      To       Ending
                                   Balance    Written Off  Expense    Balance
                                   -------    -----------  -------    -------

December 31, 1996:
   Bad-debt reserves  ............ 413           (447)        500        466

December 31, 1997:
   Bad-debt reserves  ............ 466           (174)        281        573

December 31, 1998:
   Bad-debt reserves  ............ 573           ( 69)        185        689

                                INDEX TO EXHIBITS

No.                     Description
---                     -----------

21                      Subsidiaries of the Company

23.1                    Consent of Arthur Andersen LLP

27.1                    Financial Data Schedule