Form 10-Q
period 1999-03-31
DELTEK SYSTEMS INC
filed 1999-05-17
CIK 1029299

                                  UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

                             Yes X       No
                                ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                               Outstanding at March 31, 1999

Common Stock, $.001 par value                            17,896,629

                              DELTEK SYSTEMS, INC.
                                TABLE OF CONTENTS


                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998                                                3

Consolidated Statements of Income for the Three Months                        4
         Ended March 31, 1999 and March 31, 1998

Consolidated Statements of Cash Flows for the Three Months                    5
         Ended March 31, 1999 and March 31, 1998

Unaudited Notes to Consolidated Financial Statements                          6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          16

PART II  OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                   17
ITEM 2 - Changes in Securities and Use of Proceeds                           17
ITEM 3 - Defaults upon Senior Securities                                     17
ITEM 4 - Submission of Matters to a Vote of Security Holders                 17
ITEM 5 - Other Information                                                   17
ITEM 6 - Exhibits and Reports on Form 8-K                                    17


SIGNATURES                                                                   18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              DELTEK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                             March 31, 1999        December 31,
                                                                             --------------        ------------
                                                                               (Unaudited)             1998

                                    ASSETS

      Current assets:
         Cash and cash equivalents                                                    $ 9,208               $ 9,515
         Marketable securities                                                         25,018                23,861
         Accounts receivable, net of allowance for doubtful
             accounts of $909 and $689, respectively                                   18,363                17,351
         Deferred income taxes                                                          1,678                 1,678
         Prepaid expenses and other current assets                                      1,702                 2,159
                                                                                       -------                -----
            Total current assets                                                       55,969                54,564
                                                                                       ------                ------
      Furniture, equipment, and leasehold improvements, at
         cost, net of accumulated depreciation and amortization
         of  $6,938 and $6,556 respectively                                             4,839                 4,312
      Computer software development costs, at cost, net of
         accumulated amortization of $2,466 and $2,239,
          respectively                                                                  3,418                 3,025
      Purchased intangibles, net of amortization                                        4,071                 4,349
      Other assets                                                                         93                    58
                                                                                           --                    --
            Total assets                                                            $  68,390             $  66,308
                                                                                    ---------             ---------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
         Accounts payable and accrued expenses                                      $   6,968             $   7,711
         Income taxes payable                                                             706                   ---
         Deferred revenue                                                              14,714                17,191
                                                                                       ------                ------
            Total current liabilities                                                  22,388                24,902
                                                                                       ------                ------
      Commitments and contingencies
      Shareholders' equity:
         Preferred stock, $0.001 par value per share, 2,000,000
          Shares authorized, none issued or outstanding                                   ---                   ---
         Common stock, $0.001 par value per share, 45,000,000
          Shares authorized, 17,896,629 and 17,854,151 shares
          issued and outstanding at March 31, 1999 and December
          31, 1998, respectively                                                           18                    18
         Paid in capital                                                               22,033                21,568
         Retained earnings                                                             24,031                19,990
         Less unearned compensation                                                      (80)                 (170)
                                                                                         ----                 -----
          Total shareholders' equity                                                   46,002                41,406
                                                                                       ------                ------
            Total liabilities and shareholders' equity                              $  68,390             $  66,308
                                                                                    ---------             ---------

               See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three Months Ended March 31,
                                                          1999                            1998
                                                          ------------------------------------
                                                          (in thousands, except per share data)

      Revenues:
         License fees                                             $  6,661           $    5,883
         Services                                                   15,858               11,093
         Third party equipment and software                            988                  777
                                                                       ---                  ---
                                                                    23,507               17,753
                                                                    ------               ------
      Operating expenses:
         Cost of software                                              743                  524
         Cost of services                                            7,129                5,139
         Cost of third-party equipment
            and software                                               797                  603
         Software development                                        4,091                3,334
         Sales and marketing                                         2,671                2,257
         General and administrative                                  1,517                1,066
          Amortization of purchased intangibles                        278                    7
      Total operating expenses                                      17,226               12,930
                                                                    ------               ------
      Income from operations                                         6,281                4,823
      Interest income, net                                             326                  250
                                                                       ---                  ---
      Income before income taxes                                     6,607                5,073
      Provision for income taxes                                     2,566                1,967
                                                                     -----                -----
      Net income                                                  $  4,041             $  3,106
                                                                  ========             ========



      Basic net income per share                                   $  0.23               $ 0.18
                                                                   =======               ======

      Diluted net income per share                                 $  0.22               $ 0.17
                                                                   =======               ======

      Weighted average shares outstanding                           17,880               17,733
                                                                    ======               ======

      Weighted average shares outstanding, including dilutive
      effect of stock options                                       18,185               18,205
                                                                    ======               ======


               See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                 Three Months Ended March 31,
                                                                                1999                       1998
                                                                                -------------------------------

Cash flow from operating activities:
   Net income                                                                     $  4,041            $  3,106
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                   894                 466
       Other non-cash charges                                                           55                 171
       Accreted interest on marketable securities                                     (37)                 (8)
       Change in accounts receivable, net                                          (1,012)             (2,872)
       Change in prepaid expenses, inventories and other assets                        457               (984)
       Change in accounts payable and accrued expenses                               (743)                 174
       Changes in deferred income taxes, net                                           ---                 905
       Changes in income taxes payable                                                 706                 685
       Change in deferred revenue                                                  (2,477)                 764
                                                                                   -------                 ---
           Net cash provided by operating activities                                 1,884               2,407
                                                                                     -----               -----

Cash flows from investing activities:
       Purchase of marketable securities                                           (1,120)             (2,812)
       Purchase of property and equipment                                            (916)               (667)
       Restricted cash in escrow for SalesKit Software                                 ---             (5,554)
       Capitalization of computer development costs                                  (620)               (204)
                                                                                     -----               -----
           Net cash used in investing activities                                   (2,656)             (9,237)
                                                                                   -------             -------

Cash flow from financing activities:
       Cash proceeds from issuance of stock for employee
          purchase plan and option plans                                               465                 327
       Cash dividends paid to stockholders                                             ---               (369)
          Net cash (used in) provided by financing activities                          465                (42)
                                                                                       ---                ----

Net decrease in cash and equivalents                                                 (307)             (6,872)
Cash and equivalents, beginning of period                                            9,515              10,883
                                                                                     -----              ------
Cash and equivalents, end of period                                                 $9,208              $4,011
                                                                                    ------              ------

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                                  $12,845              $6,041

               See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements included herein have been prepared by Deltek Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

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

3.     NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three months ended March 31, 1999 and 1998 were calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options. The warrants issued in April 1998 were not dilutive for all periods presented.

4.     ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

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

5.     COMMITMENTS AND CONTINGENCIES

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 as contained in the Company's Annual Report on Form 10-K (No.0-22001).

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

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:


Statement of Operations Data (Unaudited) as a percentage of revenues
--------------------------------------------------------------------


                                               Three months ended
                                               ------------------
                                               3/31/99      3/31/98

Revenues:
   License fees                                  28.3  %        33.1  %
   Services                                      67.5           62.5
   Third party equipment and                      4.2            4.4
      software
Total Revenues                                  100.0          100.0
                                                -----          -----

Operating expenses:
   Cost of software                               3.2            3.0
   Cost of services                              30.3           28.9
   Cost of third-party equipment
      and software                                3.4            3.4
   Software development                          17.4           18.8
   Sales and marketing                           11.3           12.7
   General and administrative                     6.5            6.0
   Amortization of intangibles                    1.2            ---
                                                  ---            ---
Total operating expenses                         73.3           72.8
                                                 ----           ----
Income from operations                           26.7           27.2
Interest income, net                              1.4            1.4
                                                  ---            ---
Income before income taxes                       28.1           28.6
Provision for income taxes                       10.9           11.1
                                                 ----           ----
Net income                                       17.2  %        17.5  %
                                                 ----           ----

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


       License Fees. License fees for the three months ended March 31, 1999 increased by 13.2% to $6.6 million from $5.9 million for the same period in 1998. The increase was primarily due to Advantage license fees, which increased by 56.6% to $1.5 million for the three months ended March 31, 1999 as compared to $0.9 million for the same period in 1998. License fees from System 1 products were $829,000 for the three months ended March 31, 1999 compared to $528,000 for the three months ended March 31, 1998, an increase of 57.0%. License fees for Electronic Timesheet were $818,000 for the three months ended March 31, 1999, compared to $814,000 in the same period in 1998. Costpoint License fees were $3.5 million for the first quarter ending March 31, 1999 and 1998. License fees comprised 28.3% of the Company's total revenues for the three months ended March 31, 1999, compared to 33.1% for the comparable prior year period.

       Services. Service revenues for the three months ended March 31, 1999 increased by 43.0% to $15.9 million from $11.1 million for the same period in 1998. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 61.6% to $7.7 million for the three months ended March 31, 1999 from $4.8 million for the same period in 1998. Other service revenues increased by 28.9% to $8.2 million for the three months ended March 31, 1999 from $6.3 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 67.5% of the Company's total revenues for the three months ended March 31, 1999, compared to 62.5% for the same period in 1998.

       Third-Party Equipment and Software. Revenue from third-party equipment and software for the three months ended March 31, 1999 increased by 27.2% to $988,000 from $777,000 for the three months ended March 31, 1998. These revenues comprised 4.2% and 4.4% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

       Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three months ended March 31, 1999 was $0.7 million, a slight increase from the $0.5 million for the same period in 1998. This change was due to an increase in licensing activity.

       Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three months ended March 31, 1999 increased by 38.7% to $7.1 million from $5.1 million for the same period in 1998. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 45.0% and 46.3% of service revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in cost of services as a percentage of service revenues primarily reflected increased utilization of consulting services for the first quarter of 1999. Exclusive of reimbursed travel expenses, cost of services represented 40.6% and 42.0% of service revenues for the three months ended March 31, 1999 and 1998, respectively.

       Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three months ended March 31, 1999 increased to $0.8 million from $0.6 million in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 80.7% and 77.6% of revenue from third-party equipment and software for the three months ended March 31, 1999 and 1998, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the three months ended March 31, 1999 increased by 22.7% to $4.1 million from $3.3 million for the same period in 1998. This increase was due primarily to hiring additional personnel. Software development costs represented 17.4% and 18.8% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

       Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three months ended March 31, 1999 increased by 18.3% to $2.7 million from $2.3 million for the same period in 1998. This increase was due primarily to hiring additional personnel, and increased marketing activities. The Company expects sales and marketing expenses to continue to increase in the foreseeable future as the Company pursues its growth strategy. Sales and marketing expenses represented 11.3% of the Company's total revenues for the three months ended March 31, 1999, compared to 12.7% for the same period in 1998.

       General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three months ended March 31, 1999 increased by 42.3% to $1.5 million from $1.1 million for the same period in 1998. This increase is attributable to an increase in the bad debt reserve and general insurance, tax and accounting accruals. General and administrative expenses represented 6.5% of the Company's total revenue for the three months ended March 31, 1999, compared to 6.0% for the same period in 1998.

       Amortization of intangibles. The charge of $278,000 for the three months ended March 31, 1999 relate primarily to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998, and to a lesser extent to the intangibles acquired in the September 1996 acquisition of Allegro.

       Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the three months ended March 31, 1999 increased by 30.4% to $326,000 from $250,000 for the same period in 1998. The change is due to increased cash from operations.

       Income Tax Provision. The Company's effective tax rate for the three months ended March 31, 1999 and 1998 was 38.8%. The provision for income taxes for the three months ended March 31, 1999 is based upon the Company's estimate of the effective tax rate for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations almost exclusively from cash flow from its operations. As of March 31, 1999, the Company had cash and cash equivalents of $9.2 million, marketable securities of $25.0 million and working capital of $33.6 million.

       For the three months ended March 31, 1999, the Company's net cash provided by operating activities was $1.9 million. Accounts receivable, net of the allowance for doubtful accounts, were $18.4 million as of March 31, 1999, compared to $17.4 million as of December 31, 1998. Accounts receivable days sales outstanding was 68 days as of March 31, 1999 compared to 58 days as of December 31, 1998. Exclusive of unbilled receivables, which were recorded as deferred revenue, day's sales outstanding were 51 days as of March 31, 1999, compared to 41 days as of December 31, 1998. While the Company believes that its allowance for doubtful accounts as of March 31, 1999, remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

       Investing activities utilized $2.7 million for the three months ended March 31, 1999. This amount included $1.1 million in acquired marketable securities, $0.9 million in purchased property and equipment and $620,000 of capitalized software production costs.

       Financing activities for the three months ended March 31, 1999 consisted primarily of $465,000 in proceeds from the exercise of stock options and from the issuance of stock under the Company's employee stock purchase plan.

       The Company has a $1.0 million bank line of credit, which will be secured by substantially all of the Company's assets and bear interest at the lender's prime rate. To date, no amounts have been drawn under the line of credit.

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

       The Company's Status of Readiness. The Company began addressing the year 2000 challenge in 1993 when it started developing all of its new products to be year 2000 compliant. Year 2000 compliant versions of Costpoint, Advantage, Allegro and Electronic Timesheet have been commercially available for some time, and the year 2000 compliant version of System1 was released in September 1998. Because the Company's compliant products operate on a variety of network operating systems and support several relational databases, the Company is conducting additional testing of its compliant products with different combinations of compliant operating systems and databases. Such testing is expected to be completed by the end of the second quarter of 1999. To date, this testing has disclosed a few year 2000 related issues in several of Deltek's Year 2000 compliant products, e.g., products that Deltek designed to be year 2000 compliant. These software "bugs" are being corrected in accordance with Deltek's standard process for developing and disseminating program fixes.

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

       During 1998, the Company formed a year 2000 project team and developed a project plan with goals and target dates to help assure that the Company's internal IT and non-IT systems and its mission critical vendors are prepared for the year 2000. The Company's internal IT systems are primarily comprised of the same commercial application software products licensed by the

Company to its customers, which are year 2000 compliant. However, the Company also utilizes third party vendor IT and non-IT systems, including application and operating system software, network equipment, telecommunication products, electronic key entry systems, elevators and other third party products, which may or may not be year 2000 compliant. The Company has largely completed its assessment of all mission critical third party vendor application software systems. Final assessment and testing of those systems is scheduled to be completed by the end of the second quarter of 1999, with any remediation scheduled to be completed by the end of the third quarter of 1999. The Company has nearly completed its inventory of all third party computer and network hardware and operating (IT) systems. Final assessment and testing of these third party IT systems is planned to be completed by the end of the second quarter of 1999. Non-year 2000 compliant IT system components will be replaced or discontinued by the end of the third quarter of 1999. The Company has completed its inventory and assessment of all non-IT systems with embedded chips. Testing of these systems should be complete by the end of the second quarter of 1999, and remediation of those systems should be complete by the end of the third quarter of 1999. Finally, the Company is in the process of identifying third parties that are providing mission critical services on which the Company relies. The Company expects that it will have contacted substantially all of these parties by the end of the second quarter of 1999 to determine their year 2000 plans and readiness and will have verified their year 2000 readiness or replaced them with vendors that are year 2000 ready by the end of the third quarter of 1999.

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


       Risks Associated with the Company's Year 2000 Issues. Management believes that the growth in demand for the Company's products over the past several years was due in part to its customers' needs to update their IT systems in preparation for the year 2000. Most project oriented companies that needed to convert to year 2000 compliant systems (and thus were potential customers for the Company's products) have purchased year 2000 compliant systems. Accordingly, the need to update IT systems to achieve year 2000 readiness no longer will generate any significant demand for the Company's products. Management believes that the future growth in demand for the Company's products will depend in part upon the Company's ability to offset the loss of any growth attributable to its customers' needs to update their IT systems in preparation for the year 2000. There can be no assurance that the growth in demand for the Company's products experienced over the past several years can be sustained. If such growth is not sustainable, the Company's business, operating results and financial condition could be materially adversely impacted. Moreover, as the year 2000 approaches, the Company's current or future customers may need to divert technology expenditures that were reserved for the purchase of enterprise software products such as the Company sells to address year 2000 compliance problems. Accordingly, the Company's business, operating results and financial condition could be materially adversely impacted if purchases of the Company's products are thereby delayed or lost.

       The Company has made or intends to make available to its customers year 2000 compliant versions of its products. There can, however, be no assurance that its customers will request and install the compliant versions or operate them only with year 2000 compliant operating systems, relational databases and other IT systems. Moreover, although the Company's year 2000 compliant products have or will have undergone the Company's normal quality assurance procedures and some additional year 2000 testing, there can be no assurance that these products do not contain undetected errors or defects associated with the year 2000 date functions. Because IT systems incorporate hardware and software products from different vendors, it may be difficult to determine which product has caused a year 2000 problem, and thus the Company may be subjected to year 2000-related lawsuits even if the Company's products are year 2000 compliant. Any system malfunctions due to the onset of calendar year 2000 and any disputes with customers relating to year 2000 compliance could have a material adverse effect on the Company's business, operating results and financial condition. Finally, despite the Company's efforts to address the year 2000 impact on its internal IT and non-IT systems and on the operations of its mission critical vendors, the Company may not be able to fully identify such impact or to resolve it without disruption of the Company's business and without incurring significant expense. Accordingly, if the year 2000 issues are not adequately addressed by the Company and third parties, there can be no assurance that the Company's business, operating results and financial condition will not be materially adversely affected.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

       Quarterly Variations. Our future operating results may vary from quarter to quarter depending upon a number of factors including the following:

        -        the demand for our products;
        -        the size and timing of specific sales;
        -        the delay or deferral of customer implementations;
        -        the level of product and price competition that we encounter;
        -        the length of our sales cycles;
        -        our ability to attract and retain personnel;
        -        the timing of new hires;
        - the timing of our new product introductions and product enhancements and of our competitors;
        -        the mix of products and services we sell;
        -        the activities of and acquisitions by our competitors;
        -        the timing of our national user conference;
        -        general economic conditions;
        - our ability to develop and market new software products and enhancements; and
        -        our ability to control costs.

Our operating results, particularly our quarterly results could be significantly affected by the loss or delay of individual orders. Our revenues from license fees are difficult to predict because of the length and variability of our sales cycles (typically 3 to 18 months). Our operating expenses, on the other hand, are based on anticipated revenue trends. A high percentage of our operating expenses are relatively fixed. A delay in the recognition of revenue from a limited number of sales could cause significant variations in operating results from quarter to quarter. To the extent we incur expenses before obtaining anticipated revenues, our operating results could be materially adversely affected.

       For certain of our software products, we typically grant customers a right of return for a full or partial refund of the license fee during the refund period. Refund periods generally range from 60 to 90 days from the date of the initial software delivery. Sometimes we have provided and may in the future provide longer refund periods for larger, more complex Costpoint installations. We recognize Costpoint and Allegro license fees upon the expiration of the applicable refund periods. The license fees are recorded as deferred revenues until recognized as revenue. Deferred revenues at the end of a quarter do not necessarily reflect revenues that the Company will recognize in a succeeding quarter. This is because customers sometimes have refund rights and the length of refund periods vary from customer to customer. We generally recognize license fees from Advantage, System1 and Electronic Timesheet products upon their delivery.

       Our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors. In that event, the price of our common stock would likely be materially adversely affected.

       Other Factors. For a discussion of additional factors that may affect future results, see "Factors That May Affect Future Results and Market Price of Stock" in the Company's Annual Report on Form 10-K (File No. 0-22001) which discussion is incorporated herein by reference.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       The Company is not a party to any legal proceeding which would have a material impact on the Company, its operations or financial results.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

       (a)-(b)-(c)-(d) Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5 - OTHER INFORMATION

              In March 1999 the Company's Board of Directors approved a stock repurchase program for up to one million shares of its common stock. A copy of the Press Release is attached as an exhibit to this report. As of May 13, 1999, the Company has repurchased 552,500 shares under this program.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              27     Financial Data Schedule

              99.1   Press Release dated March 25, 1999

       (b)    Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 13, 1999

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

    99.1           Press Release dated March 25, 1999