Form 10-Q
period 1999-06-30
DELTEK SYSTEMS INC
filed 1999-08-13
CIK 1029299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X    Quarterly Report Pursuant to Section 13 or 15(d) of the
  --- Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

        Transition Report Pursuant to Section 13 or 15(d) of the
  --- Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

                          Yes  X            No
                              ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                         Outstanding at June 30, 1999

Common Stock, $.001 par value                    16,907,469

                             DELTEK SYSTEMS, INC.
                              TABLE OF CONTENTS

                                                                             PAGE NO.

PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 1999
       and December 31, 1998                                                    3

Consolidated Statements of Income for the Three Months                          4
      Ended June 30, 1999 and June 30, 1998

Consolidated Statements of Income for the Six Months                            5
      Ended June 30, 1999 and June 30, 1998

Consolidated Statements of Cash Flows for the Six Months                        6
      Ended June 30, 1999 and June 30, 1998

Notes to Unaudited Consolidated Financial Statements                            7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                           9

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk             20

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                     21
ITEM 2 -  Changes in Securities and Use of Proceeds                             21
ITEM 3 -  Defaults upon Senior Securities                                       21
ITEM 4 -  Submission of Matters to a Vote of Security Holders                   21
ITEM 5 -  Other Information                                                     22
ITEM 6 -  Exhibits and Reports on Form 8-K                                      22


SIGNATURES                                                                      23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              DELTEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                           June 30, 1999    December 31,
                                                           -------------    ------------
                                                            (Unaudited)         1998
                                                                                ----
                              ASSETS
Current assets:
   Cash and cash equivalents                                    $  2,601       $  9,515
   Marketable securities                                          23,816         23,861
   Accounts receivable, net of allowance for doubtful
       accounts of $975 and $689, respectively                    18,545         17,351
   Prepaid income taxes                                            1,782            ---
   Deferred income taxes                                           1,805          1,678
   Prepaid expenses and other current assets                       1,840          2,159
                                                                --------       --------
      Total current assets                                        50,389         54,564
                                                                --------       --------
Furniture, equipment, and leasehold improvements, at
   cost, net of accumulated depreciation and amortization
   of  $7,308 and $6,556 respectively                              5,222          4,312
Computer software development costs, at cost, net of
   accumulated amortization of $2,689 and $2,239,
    respectively                                                   3,929          3,025
Purchased intangibles, net of amortization                         3,794          4,349
Other assets                                                          93             58
                                                                --------       --------
      Total assets                                              $ 63,427       $ 66,308
                                                                --------       --------

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $  7,154       $  7,711
   Income taxes payable                                              ---            ---
   Deferred revenue                                               14,681         17,191
                                                                --------       --------
      Total current liabilities                                   21,835         24,902
                                                                --------       --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 2,000,000
    shares authorized, none issued or outstanding                    ---            ---
   Common stock, $0.001 par value per share, 45,000,000
    shares authorized, 16,907,469 and 17,854,151 shares
    issued and outstanding at June 30, 1999 and December
    31, 1998, respectively                                            17             18
   Paid in capital                                                13,172         21,568
   Retained earnings                                              28,403         19,990
   Less unearned compensation                                        ---           (170)
                                                                --------       --------
    Total shareholders' equity                                    41,592         41,406
                                                                --------       --------
      Total liabilities and shareholders' equity                $ 63,427       $ 66,308
                                                                --------       --------

                  See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended June 30,
                                                                     1999                1998
                                                                     ------------------------
                                                                (in thousands, except per share data)

Revenues:
   License fees                                                         $ 7,539       $ 6,807
   Services                                                              15,722        12,129
   Third party equipment and software                                       575         1,013
                                                                        -------       -------
                                                                         23,836        19,949
                                                                        -------       -------
Operating expenses:
   Cost of software                                                         590           575
   Cost of services                                                       7,136         5,899
   Cost of third-party equipment
      and software                                                          522           779
   Software development                                                   3,923         3,876
   Sales and marketing                                                    2,999         2,624
   General and administrative                                             1,479           861
   Purchased in-process research and development                            ---         2,500
   Acquisition costs                                                        ---         1,096
   Amortization of purchased intangibles                                    277           171
                                                                        -------       -------
Total operating expenses                                                 16,926        18,381
                                                                        -------       -------
Income from operations                                                    6,910         1,568
Interest income, net                                                        282           250
                                                                        -------       -------
Income before income taxes                                                7,192         1,818
Provision for income taxes                                                2,825         1,042
                                                                        -------       -------
Net income                                                              $ 4,367       $   776
                                                                        =======       =======

Basic net income per share                                              $  0.25       $  0.04
                                                                        =======       =======

Diluted net income per share                                            $  0.25       $  0.04
                                                                        =======       =======


Weighted average shares outstanding                                      17,387        17,808
                                                                        =======       =======

Weighted average shares outstanding, including dilutive effect of
stock options                                                            17,612        18,323
                                                                        =======       =======


                 See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                1999                    1998
                                                                                ----------------------------
                                                                            (in thousands, except per share data)

      Revenues:
         License fees                                                          $  14,200            $  12,690
         Services                                                                 31,580               23,222
         Third party equipment and software                                        1,563                1,790
                                                                                   -----                -----
                                                                                  47,343               37,702
                                                                                  ------               ------
      Operating expenses:
         Cost of software                                                          1,333                1,099
         Cost of services                                                         14,265               11,038
         Cost of third-party equipment
            and software                                                           1,319                1,382
         Software development                                                      8,014                7,210
         Sales and marketing                                                       5,670                4,881
         General and administrative                                                2,996                1,927
         Purchased in-process research and development                               ---                2,500
         Acquisition costs                                                           ---                1,096
          Amortization of purchased intangibles                                      555                  178
                                                                                     ---                  ---
      Total operating expenses                                                    34,152               31,311
                                                                                  ------               ------
      Income from operations                                                      13,191                6,391
      Interest income, net                                                           608                  500
                                                                                     ---                  ---
      Income before income taxes                                                  13,799                6,891
      Provision for income taxes                                                   5,391                3,009
                                                                                   -----                -----
      Net income                                                                $  8,408             $  3,882
                                                                                ========             ========

      Basic net income per share                                                  $ 0.48               $ 0.22
                                                                                  ======               ======

      Diluted net income per share                                                $ 0.47               $ 0.21
                                                                                  ======               ======

      Weighted average shares outstanding                                         17,635               17,770
                                                                                  ======               ======

      Weighted average shares outstanding, including dilutive effect of
      stock options                                                               17,901               18,293
                                                                                  ======               ======


                  See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended June 30,
                                                                    1999                  1998
                                                                    --------------------------

Cash flow from operating activities:
   Net Income                                                         $  8,408        $  3,882
   Adjustments to reconcile net income provided by
      operating activities:
       Depreciation and amortization                                     1,757           1,077
       Purchased research and development, noncash charge                  ---           2,500
       Other noncash charges                                               170             383
       Change in accounts receivable, net                               (1,194)         (2,766)
       Change in prepaid expenses, inventories and other assets            319            (146)
       Change in prepaid income taxes                                   (1,782)         (1,916)
       Change in accounts payable and accrued expenses                    (557)          1,396
       Changes in deferred income taxes, net                              (127)         (2,723)
       Changes in income taxes payable                                     ---           1,951
       Change in deferred revenue                                       (2,510)          2,663
                                                                      --------        --------
           Net cash provided by operating activities                     4,484           6,301
                                                                      --------        --------

Cash flows from investing activities:
       Net Sales (Purchase) of marketable securities                        45          (5,533)
       Purchase of property and equipment                               (1,692)         (1,194)
       Acquisition of SalesKit Corporation                                 ---          (6,054)
       Capitalization of computer development costs                     (1,354)           (420)
                                                                      --------        --------
           Net cash (used in) provided by investing activities          (3,001)        (13,201)
                                                                      --------        --------

Cash flow from financing activities:
       Cash proceeds from issuance of stock for employee
          purchase plan                                                    465             285
       Cash proceeds from exercise of stock options                         27             304
       Cash dividends paid to stockholders                                 ---            (370)
       Common stock purchased and retired                               (8,889)           ----
                                                                      --------        --------
          Net cash (used in) provided by financing activities           (8,397)            219
                                                                      --------        --------

Net increase (decrease) in cash and equivalents                         (6,914)         (6,681)
Cash and equivalents, beginning of period                                9,515          10,883
                                                                      --------        --------
Cash and equivalents, end of period                                   $  2,601        $  4,202
                                                                      --------        --------

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                     $  6,905        $  5,631
                                                                      --------        --------

                  See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Deltek designs, develops, and supports enterprise resource planning systems for project-based businesses. Deltek enterprise-level solutions encompass financial and project accounting, materials management, human resource and payroll administration, employee timekeeping and expense reporting, project and resource management, and information dissemination. Deltek offers a full range of related services including implementation consulting, training, software maintenance, and telephone support.

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

3.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three months ended March 31, 1999 and 1998 were calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options. The warrants issued to acquire Sales Kit in April 1998 were not dilutive for all periods presented.

4.  COMMON STOCK PURCHASED AND RETURNED

On January 27, 1999, Deltek announced the purchase of up to 1,000,000 shares of its common stock through open market and private purchases. As of June 30, 1999, Deltek had acquired 1,000,000 shares and retired them in accordance with state law. Purchases were paid for out of the Company's general corporate funds.

5.  ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company must adopt this statement no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not expect SFAS No. 133 to materially impact its financial condition or results of operations.

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

6.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 as contained in the Company's Annual Report on Form 10-K (No. 0-22001).

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues
--------------------------------------------------------------------

                            Three months ended   Six months ended
                            ------------------   ----------------
                            6/30/99    6/30/98  6/30/99    6/30/98
Revenues:
   License fees               31.6 %    34.1 %    30.0 %    33.7 %
   Services                   66.0      60.8      66.7      61.6
   Third party equipment and
      Software                 2.4       5.1       3.3       4.7
                               ---       ---       ---       ---
Total Revenues               100.0     100.0     100.0     100.0
                             -----     -----     -----     -----

Operating expenses:
   Cost of software            2.5       2.9       2.8       2.9
   Cost of services           29.9      29.6      30.1      29.3
   Cost of third-party
       equipment
       And software            2.2       3.9       2.8       3.7
   Software development       16.5      19.4      16.9      19.1
   Sales and marketing        12.6      13.2      12.0      12.9
   General and administrative  6.2       4.3       6.3       5.1
   Purchase in-process r&d     ---      12.5       ---       6.6
   Acquisition costs           ---       5.5       ---       2.9
   Amortization of
       intangibles             1.1       0.8       1.2       0.5
                               ---       ---       ---       ---

                            Three months ended   Six months ended
                            ------------------   ----------------
                            6/30/99    6/30/98  6/30/99    6/30/98
Total operating expenses      71.0      92.1      72.1      83.0
                              ----      ----      ----      ----
Income from operations        29.0       7.9      27.9      17.0
Interest income, net           1.2       1.2       1.2       1.3
                               ---       ---       ---       ---
Income before income taxes    30.2       9.1      29.1      18.3
Provision for income taxes    11.9       5.2      11.4       8.0
                              ----       ---      ----       ---
Net income                    18.3 %     3.9 %    17.7  %   10.3 %
                              ----       ---      ----      ----


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      License Fees. License fees for the three months ended June 30, 1999 increased by 10.7% to $7.5 million from $6.8 million for the same period in 1998. The increase was primarily due to Advantage license fees, which increased by 90.0% to $2.4 million for the three months ended June 30, 1999 as compared to $1.3 million for the same period in 1998. License fees from System 1 products were $661,000 for the three months ended June 30, 1999 compared to $748,000 for the three months ended March 31, 1998, a decrease of 11.6%. License fees for Electronic Timesheet were $812,000 for the three months ended June 30, 1999, compared to $698,000 in the same period in 1998. Costpoint license fees were $3.6 million for the second quarter ending June 30, 1999 compared with $3.8 million for the second quarter of 1998. License fees comprised 31.6% of the Company's total revenues for the three months ended June 30, 1999, compared to 34.1% for the comparable prior year period.

      Services. Service revenues for the three months ended June 30, 1999 increased by 29.6% to $15.7 million from $12.1 million for the same period in 1998. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint and Advantage systems. Consulting service revenues increased by 42.6% to $7.6 million for the three months ended June 30, 1999 from $5.3 million for the same period in 1998. Other service revenues increased by 19.6% to $8.2 million for the three months ended June 30, 1999 from $6.8 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 65.9% of the Company's total revenues for the three months ended June 30, 1999, compared to 60.8% for the same period in 1998.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the three months ended June 30, 1999 decreased by 43.2% to $575,000 from $1,013,000 for the three months ended June 30, 1998. These revenues comprised 2.4% and 5.1% of total revenues for the three months ended June 30, 1999 and 1998, respectively.

      Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three months ended June 30, 1999 and June 30, 1998 was $0.6 million

      Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three months ended June 30, 1999 increased by 20.9% to $7.2 million from $5.9 million for the same period in 1998. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 45.4% and 48.6% of service revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in cost of services as a percentage of service revenues primarily reflected increased utilization of consulting services for the second quarter of 1999. Exclusive of reimbursed travel expenses, cost of services represented 40.5% and 42.9% of service revenues for the three months ended June 30, 1999 and 1998, respectively.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three months ended June 30, 1999 decreased to $0.5 million from $0.8 million in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 90.7% and 76.9% of revenue from third-party equipment and software for the three months ended June 30, 1999 and 1998, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

      Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the three months ended June 30, 1999 were $3.9 million, an increase of 1.2% from the same period in 1998. This increase was due primarily to hiring additional personnel to work on Deltek's expanding development projects. Software development costs represented 16.5% and 19.4% of total revenues for the three months ended June 30, 1999 and 1998, respectively.

      Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three months ended June 30, 1999 increased by 14.3% to $3.0 million from $2.6 million for the same period in 1998. This increase was due primarily to hiring additional personnel, and increased marketing activities. The Company expects sales and marketing expenses to continue to increase in the foreseeable future as the Company pursues its growth strategy. Sales and marketing expenses represented 12.6% of the Company's total revenues for the three months ended June 30, 1999, compared to 13.2% for the same period in 1998.

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three months ended June 30, 1999 increased by 71.8% to $1.5 million from $0.9 million for the same period in 1998. This increase is attributable to an increase in the bad debt reserve and general insurance, tax and accounting accruals. General and administrative expenses represented 6.2% of the Company's total revenue for the three months ended June 30, 1999, compared to 4.3% for the same period in 1998.

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

      Amortization of intangibles. The charge of $277,000 for the three months ended June 30, 1999, as compared to the $171,000 charge for the three months ended June 30, 1998, relates primarily to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998, and to a lesser extent to the intangibles acquired in the September 1996 acquisition of Allegro.

      Interest Income. Interest income results primarily from investments. Interest income for the three months ended June 30, 1999 increased by 12.8% to $282,000 from $250,000 for the same period in 1998. The change is due to increased cash from operations.

      Income Tax Provision. The Company's effective tax rate for the three months ended June 30, 1999 was 39.3%. The Company's effective tax rate for the three months ended June 30, 1998 was 57.3%. The tax rate for the quarter ended June 30, 1998 was impacted by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the three months ended June 30, 1999 is based upon the Company's estimate of the effective tax rate for fiscal 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      License Fees. License fees for the six months ended June 30, 1999 increased by 11.9% to $14.2 million from $12.7 million for the same period in 1998. The increase was primarily due to Advantage license fees, which increased by 75.7% to $3.8 million for the six months ended June 30, 1999 as compared to $2.2 million for the same period in 1998. License fees from System 1 products were $1.5 million for the six months ended June 30, 1999 compared to $1.3 million for the six months ended June 30, 1998, an increase of 16.8%. License fees for Electronic Timesheet were $1.6 million for the six months ended June 30, 1999, compared to $1.5 million in the same period in 1998. Costpoint license fees were $7.1 million for the six months ending June 30, 1999 $7.3 million for the same period in 1998. License fees comprised 30.0% of the Company's total revenues for the six months ended June 30, 1999, compared to 33.7% for the comparable prior year period.

      Services. Service revenues for the six months ended June 30, 1999 increased by 36.0% to $31.6 million from $23.2 million for the same period in 1998. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 51.0% to $15.3 million for the six months ended June 30, 1999 from $10.1 million for the same period in 1998. Other service revenues increased by 22.7% to $16.1 million for the six months ended June 30, 1999 from $13.1 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 66.7% of the Company's total revenues for the six months ended June 30, 1999, compared to 60.8% for the same period in 1998.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the six months ended June 30, 1999 decreased by 12.7% to $1.6 million from $1.8 million for the six months ended June 30, 1998.
These revenues comprised 3.3% and 4.7% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

      Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the six months ended June 30, 1999 was $1.3 million, a slight increase from the $1.1 million for the same period in 1998. This change was due to an increase in licensing activity.

      Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the six months ended June 30, 1999 increased by 29.2% to $14.3 million from $11.0 million for the same period in 1998. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 45.2% and 47.5% of service revenues for the six months ended June 30, 1999 and 1998, respectively. The decrease in cost of services as a percentage of service revenues primarily reflected increased utilization of consulting services for the first six months of 1999. Exclusive of reimbursed travel expenses, cost of services represented 40.2% and 42.2% of service revenues for the six months ended June 30, 1999 and 1998, respectively.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the six months ended June 30, 1999 decreased slightly to $1.3 million from $1.4 million in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 84.4% and 77.2% of revenue from third-party equipment and software for the six months ended June 30, 1999 and 1998, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

      Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the six months ended June 30, 1999 increased by 11.2% to $8.0 million from $7.2 million for the same period in 1998. This increase was due primarily to hiring additional personnel. Software development costs represented 16.9% and 19.1% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

      Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the six months ended June 30, 1999 increased by 16.2% to $5.7 million from $4.9 million for the same period in 1998. This increase was due primarily to hiring additional personnel, and increased marketing activities. The Company expects sales and marketing expenses to continue to increase in the foreseeable future as the Company pursues its growth strategy. Sales and marketing expenses represented 12.0% of the Company's total revenues for the six months ended June 30, 1999, compared to 12.9% for the same period in 1998.

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the six months ended June 30, 1999 increased by 55.5% to $3.0 million from $1.9 million for the same period in 1998. This increase is attributable to an increase in the bad debt reserve and general insurance, tax and accounting accruals. General and administrative expenses represented 6.3% of the Company's total revenue for the six months ended June 30, 1999, compared to 5.1% for the same period in 1998.

      Acquisition costs. A charge of $1.1 million was recorded for the six months ended June 30, 1998 for the transaction costs related to the acquisition of Harper and Shuman, Inc. The acquisition was accounted for as a pooling of interests.

      Purchased In-process Research and Development. A charge of $2.5 million was recorded during the six months ended June 30, 1998, for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit Software Corporation.

      Amortization of Intangibles. Amortization charges were $555,000 and $178,000 for the six months ended June 30, 1999 and 1998, respectively. These charges relate primarily to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998, and to a lesser extent to the intangibles acquired in the September 1996 acquisition of Allegro.

      Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the six months ended June 30, 1999 increased by 21.6% to $608,000 from $500,000 for the same period in 1998. The change is due to increased cash from operations.

      Income Tax Provision. The Company's effective tax rate for the six months ended June 30, 1999 was 39.0%. The Company's effective tax rate for the six months ended June 30, 1998 was 43.7%. The tax rate for the six months ended June 30, 1998 was impacted by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the six months ended June 30, 1999 is based upon the Company's estimate of the effective tax rate for fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations almost exclusively from cash flow from its operations. As of June 30, 1999, the Company had cash and cash equivalents of $8.8 million, marketable securities of $17.5 million and working capital of $28.6 million.

      For the six months ended June 30, 1999, the Company's net cash provided by operating activities was $4.5 million. Accounts receivable, net of the allowance for doubtful accounts, were $18.5 million as of June 30, 1999, compared to $17.4 million as of December 31, 1998. Accounts receivable days sales outstanding was 71 days as of June 30, 1999 compared to 58 days as of December 31, 1998. Exclusive of unbilled receivables, which were recorded as deferred revenue, day's sales outstanding were 58 days as of June 30, 1999, compared to 41 days as of December 31, 1998. While the Company believes that its allowance for doubtful accounts as of June 30, 1999, remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables which are later determined to be uncollectible.

      Investing activities utilized $3.0 million for the six months ended June 30, 1999. This amount included $1.7 million in purchased property and equipment and $1.3 million of capitalized software production costs.

      Financing activities for the six months ended June 30, 1999 utilized $8.4 million. This consisted primarily of $8,889,000 for the repurchase of Company common stock, net of $27,000 in proceeds from the exercise of stock options and from the issuance of stock under the Company's employee stock purchase plan.

      The Company has a $1.0 million bank line of credit, which is secured by substantially all of the Company's assets and bear interest at the lender's prime rate. To date, no amounts have been drawn under the line of credit.

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

      The Company's Status of Readiness. The Company began addressing the year 2000 challenge in 1993 when it started developing all of its new products to be year 2000 compliant. Year 2000 compliant versions of Costpoint, Advantage, Allegro and Electronic Timesheet have been commercially available for some time, and the year 2000 compliant version of System1 was released in September 1998. Because the Company's compliant products operate on a variety of network operating systems and support several relational databases, the Company has been conducting additional testing of its compliant products with different combinations of compliant operating systems and databases. Most testing is complete, and the Company expects to complete the remaining testing by the end of the third quarter of 1999. Any year 2000 related issues disclosed by the testing are being corrected in all year 2000 compliant product versions pursuant to the Company's standard process for developing and disseminating program fixes.

      The Company's older-generation CFMS products include CFMS/RD, for which a year 2000 compliant version is available, and CFMS and Micro/CFMS, for which no year 2000 compliant versions are available. Licensees that are using a non-compliant version or product and are participating in one of the Company's comprehensive annual or quarterly support plans have been offered an upgrade or conversion to a year 2000 compliant version or product for no additional license fee. Licensees that are using a non-compliant version or product but are not participating in one of the Company's comprehensive annual or quarterly support plans have the option of upgrading or converting to a year 2000 compliant version or product for an additional fee. The Company has contacted all CFMS licensees. With one exception, these licensees have upgraded, or are scheduled to upgrade, to year 2000 compliant software. The Company has been in regular contact with those licensees that have not yet upgraded and has encouraged them to complete their upgrades before the end of the third quarter of 1999. Although the Company suspects that most, if not all, Micro/CFMS licensees that have not responded to the Company's previous year 2000 communications are no longer using Micro/CFMS, the Company intends to make another effort to contact them during the third quarter in case that they are still using a non-compliant product.

      During 1998, the Company formed a year 2000 project team and developed a project plan with goals and target dates to help assure that the Company's internal IT and non-IT systems and its mission critical vendors are prepared for the year 2000. The Company's internal IT systems are primarily comprised of the same commercial application software products licensed by the

Company to its customers, which are year 2000 compliant. However, the Company also utilizes third party vendor IT and non-IT systems, including application and operating system software, network equipment, telecommunication products, electronic key entry systems, elevators and other third party products, which may or may not be year 2000 compliant. The Company has largely completed its assessment of all mission critical third party vendor application software systems. Final assessment, testing and remediation of those systems is scheduled to be completed by the end of the third quarter of 1999. With the exception of its smallest office, the Company has completed assessment and testing of all third party computer and network hardware and operating (IT) systems. Assessment and testing of these systems in the remaining office is scheduled to be completed by the end of the third quarter of 1999. Most non-year 2000 compliant IT system components have been replaced or discontinued. All remaining non-year 2000 compliant IT system components are scheduled to be replaced or discontinued by the end of the third quarter of 1999. The Company has completed its inventory, assessment and most of the testing of all non-IT systems with embedded chips. Final testing of these systems and any required remediation is scheduled to be complete by the end of the third quarter of 1999. Finally, the Company has identified external organizations that are providing mission critical services on which the Company relies. The Company has sent letters to these organizations to determine their year 2000 plans and readiness. The Company is tracking responses from these organizations in order to verify their year 2000 readiness and, if needed, to replace them by the end of the third quarter of 1999 with vendors that are year 2000 ready.

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

      Other Factors. For a discussion of additional factors that may affect future results, see "Factors That May Affect Future Results and Market Price of Stock" in the Company's Annual Report on Form 10-K (File No. 000-22001) which discussion is incorporated herein by reference.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       No changes since year end.

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

      (a)-(b)-(c)-(d)   Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 20, 1999, the Company held its Annual Meeting of Shareholders. At the meeting the following actions were taken.

(a) Two Class II Directors, Donald deLaski and Darrell J. Oyer, were elected to serve for three years or until their successors have been duly elected and shall qualify. The votes cast and withheld for each such director were as follows:

      Donald deLaski          FOR   16,972,960        WITHHELD   125,161
      Darrell J. Oyer         FOR   16,962,274        WITHHELD   135,847

(b) The amendment of the 1996 Stock Option Plan to increase the maximum number of shares issuable from 900,000 shares to 2,100,000 shares was approved with the following votes:

      FOR 11,076,869  AGAINST  2,298,781  ABSTAIN  3,506  NON-VOTES  3,506

(c) The appointment of Arthur Andersen LLP as the Company's independent auditors for its current fiscal year was ratified with the following vote:

      FOR   17,077,900      AGAINST   16,378     ABSTAIN   3,848

ITEM 5 - OTHER INFORMATION

      In March 1999 the Company's Board of Directors approved a stock repurchase program for up to one million shares of its common stock. As of June 30, 1999, the Company has repurchased one million shares under this program.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27    Financial Data Schedule

      (b)    Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1999

                                    DELTEK SYSTEMS, INC.



                                    By:  /s/ Bryan Fleming
                                    --------------------------------------------
                                             Bryan Fleming
                                           Controller and Treasurer
                                    (Principal Financial and Accounting Officer)

                              DELTEK SYSTEMS, INC.

                                INDEX OF EXHIBITS

EXHIBIT #         EXHIBIT TITLE

    27            Financial Data Schedule