Form 10-Q
period 1999-09-30
DELTEK SYSTEMS INC
filed 1999-11-12
CIK 1029299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  --- Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the transition period from ______ to ______.

                        Commission File Number: 000-22001

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

                                 Yes X  No
                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                            Outstanding at September 30, 1999

Common Stock, $.001 par value                        16,973,897

                              DELTEK SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998                                              3

Consolidated Statements of Income for the Three Months                      4
         Ended September 30, 1999 and September 30, 1998

Consolidated Statements of Income for the Nine Months                       5
         Ended September 30, 1999 and September 30, 1998

Consolidated Statements of Cash Flows for the Nine Months                   6
         Ended September 30, 1999 and September 30, 1998

Notes to Unaudited Consolidated Financial Statements                        7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 9

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk        21
PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                22
ITEM 2 -  Changes in Securities and Use of Proceeds                        22
ITEM 3 -  Defaults upon Senior Securities                                  22
ITEM 4 -  Submission of Matters to a Vote of Security Holders              22
ITEM 5 -  Other Information                                                22
ITEM 6 -  Exhibits and Reports on Form 8-K                                 27


SIGNATURES                                                                 28

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              DELTEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      September 30,     December 31,
                                                                          1999             1998
                                                                      -------------     ------------
                                                                       (Unaudited)
                              ASSETS

      Current assets:

         Cash and cash equivalents                                      $  7,489         $  9,515
         Marketable securities                                            21,782           23,861
         Accounts receivable, net of allowance for doubtful
             accounts of $1,131 and $689, respectively                    18,677           17,351
         Prepaid income taxes                                              1,353               --
         Deferred income taxes                                             1,805            1,678
         Prepaid expenses and other current assets                         2,083            2,159
                                                                        --------         --------
            Total current assets                                          53,189           54,564
                                                                        --------         --------
      Furniture, equipment, and leasehold improvements, at
         cost, net of accumulated depreciation and amortization
         of  $7,746 and $6,556 respectively                                5,574            4,312
      Computer software development costs, at cost, net of
         accumulated amortization of $2,923 and $2,239,
          respectively                                                     4,470            3,025
      Purchased intangibles, net of amortization                           3,546            4,349
      Other assets                                                            95               58
                                                                        --------         --------
            Total assets                                                $ 66,874         $ 66,308
                                                                        --------         --------

               LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
         Accounts payable and accrued expenses                          $  7,055         $  7,711

         Deferred revenue                                                 13,479           17,191
                                                                        --------         --------
            Total current liabilities                                     20,534           24,902
                                                                        --------         --------
      Commitments and contingencies
      Shareholders' equity:
         Preferred stock, $0.001 par value per share, 2,000,000
          shares authorized, none issued or outstanding                       --               --
         Common stock, $0.001 par value per share, 45,000,000
          shares authorized, 16,973,897 and 17,854,151 shares
          issued and outstanding at September 30, 1999 and
          December 31, 1998, respectively                                     17               18
         Paid in capital                                                  13,620           21,568
         Retained earnings                                                32,703           19,990
         Less unearned compensation                                           --             (170)
                                                                        --------         --------
          Total shareholders' equity                                      46,340           41,406
                                                                        --------         --------
            Total liabilities and shareholders' equity                  $ 66,874         $ 66,308
                                                                        --------         --------

                 See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended September 30,
                                                                       1999            1998
                                                                      -------         -------
                                                             (In thousands, except per share data)
      Revenues:
         License fees                                                 $ 7,638         $ 7,356
         Services                                                      16,700          13,425
         Third party equipment and software                               801             823
                                                                      -------         -------
                                                                       25,139          21,604
                                                                      -------         -------
      Operating expenses:
         Cost of software                                                 632             668
         Cost of services                                               8,303           6,692
         Cost of third-party equipment
            and software                                                  720             635
         Software development                                           4,208           3,989
         Sales and marketing                                            2,789           2,583
         General and administrative                                     1,353             975


         Amortization of purchased intangibles                            248             254
                                                                      -------         -------
      Total operating expenses                                         18,253          15,796
                                                                      -------         -------
      Income from operations                                            6,886           5,808
      Interest income, net                                                285             273
                                                                      -------         -------
      Income before income taxes                                        7,171           6,081
      Provision for income taxes                                        2,867           2,365
                                                                      -------         -------
      Net income                                                      $ 4,304         $ 3,716
                                                                      =======         =======

      Basic net income per share                                      $  0.25         $  0.21
                                                                      =======         =======

      Diluted net income per share                                    $  0.25         $  0.20
                                                                      =======         =======


      Weighted average shares outstanding                              16,949          17,864
                                                                      =======         =======

      Weighted average shares outstanding, including dilutive
      effect of stock options                                          17,430          18,280
                                                                      =======         =======

                 See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Nine Months Ended September 30,
                                                                       1999            1998
                                                                      -------         -------
                                                             (In thousands, except per share data)
      Revenues:
         License fees                                                 $21,838         $20,046
         Services                                                      48,280          36,647
         Third party equipment and software                             2,364           2,613
                                                                      -------         -------
                                                                       72,482          59,306
                                                                      -------         -------
      Operating expenses:
         Cost of software                                               1,965           1,767
         Cost of services                                              22,568          17,730
         Cost of third-party equipment
            and software                                                2,039           2,017
         Software development                                          12,222          11,199
         Sales and marketing                                            8,459           7,464
         General and administrative                                     4,349           2,902
         Purchased in-process research and development                     --           2,500
         Acquisition costs                                                 --           1,096
          Amortization of purchased intangibles                           803             432
                                                                      -------         -------
      Total operating expenses                                         52,405          47,107
                                                                      -------         -------
      Income from operations                                           20,077          12,199
      Interest income, net                                                894             773
                                                                      -------         -------
      Income before income taxes                                       20,971          12,972
      Provision for income taxes                                        8,258           5,374
                                                                      -------         -------
      Net income                                                      $12,713         $ 7,598
                                                                      =======         =======

      Basic net income per share                                      $  0.73         $  0.43
                                                                      =======         =======

      Diluted net income per share                                    $  0.71         $  0.42
                                                                      =======         =======

      Weighted average shares outstanding                              17,404          17,802
                                                                      =======         =======

      Weighted average shares outstanding, including dilutive
      effect of stock options                                          17,856          18,243
                                                                      =======         =======

                 See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                     Nine Months Ended September 30,
                                                                          1999              1998
                                                                        --------          --------
Cash flow from operating activities:
   Net Income                                                           $ 12,713          $  7,598
   Adjustments to reconcile net income provided by
      operating activities:
       Depreciation and amortization                                       2,938             1,930
       Purchased research and development, noncash charge                     --             2,500
       Other noncash charges                                                (128)              752
       Accreted interest on marketable securities                             --              (233)
       Change in accounts receivable, net                                 (1,326)           (5,510)
       Change in prepaid expenses, inventories and other assets               76              (375)
       Change in prepaid income taxes                                     (1,353)               --
       Change in accounts payable and accrued expenses                      (656)            1,118
       Changes in deferred income taxes, net                                (127)           (2,589)
       Changes in income taxes payable                                        --             1,263
       Change in deferred revenue                                         (3,712)            3,929
                                                                        --------          --------
           Net cash provided by operating activities                       8,425            10,383
                                                                        --------          --------

Cash flows from investing activities:
       Net Sales (Purchase) of marketable securities                       2,079           (12,086)
       Purchase of property and equipment                                 (2,452)           (1,810)
       Acquisition of SalesKit Corporation                                    --            (6,054)
       Capitalization of software development costs                       (2,129)             (705)
                                                                        --------          --------
           Net cash (used in) investing activities                        (2,502)          (20,655)
                                                                        --------          --------

Cash flow from financing activities:
       Cash proceeds from issuance of stock for employee
          purchase plan and option plans                                     940               988
       Cash dividends paid to stockholders                                    --              (370)
       Common stock purchased and retired                                 (8,889)               --
                                                                        --------          --------
          Net cash (used in) provided by financing activities             (7,949)              618
                                                                        --------          --------

Net increase (decrease) in cash and equivalents                           (2,026)           (9,654)
Cash and equivalents, beginning of period                                  9,515            10,883
                                                                        --------          --------
Cash and equivalents, end of period                                     $  7,489          $  1,229
                                                                        --------          --------

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                       $  9,378          $  9,177
                                                                        --------          --------

                 See Notes to Consolidated Financial Statements

                              DELTEK SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Deltek designs, develops, and supports business software applications for project-oriented organizations. These project-oriented organizations are ones in which customer relationships revolve around contracts, projects, and business engagements. Deltek software solutions for project businesses encompass financial and project accounting, materials management, human resource and payroll administration, employee timekeeping, and customer relationship management. Deltek offers a full range of related services including implementation consulting, training seminars, software maintenance, and telephone support.

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

2.    NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three months and nine months ended September 30, 1999 and 1998 were calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options. The warrants issued to acquire Sales Kit in April 1998 were not dilutive for all periods presented.

3.    COMMON STOCK PURCHASED AND RETIRED

On January 27, 1999, Deltek announced the purchase of up to 1,000,000 shares of its common stock through open market and private purchases. As of June 30, 1999, Deltek had acquired 1,000,000 shares and retired them in accordance with state law. Purchases were paid for out of the Company's general corporate funds. On November 4, 1999, the Company announced its repurchase plan for up to 500,000 shares of its common stock through open market and private purchases.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 as contained in the Company's Annual Report on Form 10-K (No. 000-22001).

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited) as a percentage of revenues

                                         Three months ended             Nine months ended
                                        ----------------------        ----------------------
                                        9/30/99        9/30/98        9/30/99        9/30/98
Revenues:
   License fees                           30.4%          34.0%          30.0%          33.8%
   Services                               66.4           62.2           66.7           61.8
   Third party equipment and
      Software                             3.2            3.8            3.3            4.4
                                         -----          -----          -----          -----
Total Revenues                           100.0          100.0          100.0          100.0
                                         -----          -----          -----          -----

Operating expenses:
   Cost of software                        2.5            3.1            2.7            3.0
   Cost of services                       33.0           31.0           31.1           29.9
   Cost of third-party equipment
       And software                        2.9            2.9            2.8            3.4
   Software development                   16.7           18.5           16.9           18.9
   Sales and marketing                    11.1           12.0           11.7           12.5
   General and administrative              5.4            4.4            6.0            4.9
   Purchased in-process Research
   & Development                            --             --             --            4.2
   Acquisition costs                        --             --             --            1.8

   Amortization of intangibles             1.0            1.2            1.1             .7
                                         -----          -----          -----          -----

                                   Three months ended           Nine months ended
                                  ---------------------       ---------------------
                                  9/30/99       9/30/98       9/30/99       9/30/98
Total operating expenses           72.6          73.1          72.3          79.3
                                   ----          ----          ----          ----
Income from operations             27.4          26.9          27.7          20.6
Interest income, net                1.1           1.2           1.2           1.3
                                   ----          ----          ----          ----
Income before income taxes         28.5          28.1          28.9          21.9
Provision for income taxes         11.4          10.9          11.4           9.1
                                   ----          ----          ----          ----
Net income                         17.1%         17.2%         17.5%         12.8%
                                   ----          ----          ----          ----

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         License Fees. License fees for the three months ended September 30, 1999 increased by 2.7% to $7.6 million from $7.4 million for the same period in 1998. License fees for ET Enterprise were $1.2 for the three months ended September 30, 1999, compared to $562,000 in the same period in 1998, an increase of 117.4%. ET Enterprise's web functionality has been gaining popularity and has contributed significantly to the increased sales figures. Costpoint license fees were $4.5 million for the third quarter ending September 30, 1999 compared with $4.6 million for the third quarter of 1998. License fees from System 1 products were $470,000 for the three months ended September 30, 1999 compared to $508,000 for the three months ended September 30, 1998, a decrease of 7.5%. License fees comprised 30.4% of the Company's total revenues for the three months ended September 30, 1999, compared to 34.0% for the comparable prior year period.

         Services. Service revenues for the three months ended September 30, 1999 increased by 24.6% to $16.7 million from $13.4 million for the same period in 1998. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint and Advantage systems. Consulting service revenues increased by 32.2% to $7.8 million for the three months ended September 30, 1999 from $5.9 million for the same period in 1998. Other service revenues, which includes maintenance support, training, travel and custom programming, increased by 18.7% to $8.9 million for the three months ended September 30, 1999 from $7.5 million for the same period in the prior year. This increase was due to the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, due to an increase in service rates. Service revenues comprised 66.5% of the Company's total revenues for the three months ended September 30, 1999, compared to 62.2% for the same period in 1998.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the three months ended September 30, 1999 decreased by 2.7% to $801,000 from $823,000 for the three months ended September 30, 1998. These revenues comprised 3.2% and 3.8% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the three months ended September 30, 1999 and September 30, 1998 was $632,000 and $668,000, respectively.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the three months ended September 30, 1999 increased by 23.9% to $8.3 million from $6.7 million for the same period in 1998. The increase in cost of services was primarily due to increases in headcount to support the Costpoint product line. Cost of services represented 49.7% and 49.8% of service revenues for the three months ended September 30, 1999 and 1998, respectively. Exclusive of reimbursed travel expenses and the Company's International User Conference expenses, cost of services represented 36.4% and 36.8% of service revenues for the three months ended September 30, 1999 and 1998, respectively.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the three months ended September 30, 1999 increased to $0.7 million from $0.6 million in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 89.9% and 77.2% of revenue from third-party equipment and software for the three months ended September 30, 1999 and 1998, respectively. The increase in these costs as a percentage of related revenue was the result of changes in the product mix of equipment and software sold.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the three months ended September 30, 1999 were $4.2 million, an increase of 5.5% from the same period in 1998. This increase was due primarily to hiring additional personnel to work on Deltek's expanding development projects. Software development costs represented 16.7% and 18.5% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the three months ended September 30, 1999 increased by 7.7% to $2.8 million from $2.6 million for the same period in 1998. This increase was due primarily to hiring additional personnel, and increased marketing activities. The Company expects sales and marketing expenses to continue to increase in the foreseeable future as the Company pursues its growth strategy. Sales and marketing expenses represented 11.1% of the Company's total revenues for the three months ended September 30, 1999, compared to 12.0% for the same period in 1998.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the three months ended September 30, 1999 increased by 40.0% to $1.4 million from $1.0 million for the same period in 1998. This increase is attributable to an increase in the bad debt reserve and general insurance, tax and accounting accruals. General and administrative expenses represented 5.4% of the Company's total revenue for the three months ended September 30, 1999, compared to 4.4% for the same period in 1998.

         Amortization of Intangibles. The charge of $248,000 for the three months ended September 30, 1999, as compared to the $254,000 charge for the three months ended September 30, 1998, relates primarily to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998, and to a lesser extent to the intangibles acquired in the September 1996 acquisition of Allegro.

         Interest Income. Interest income results primarily from investments. Interest income for the three months ended September 30, 1999 increased by 4.4% to $285,000 from $273,000 for the same period in 1998. The change is due to increased cash from operations.

         Income Tax Provision. The Company's effective tax rate for the three months ended September 30, 1999 was 40.0% and for the three months ended September 30, 1998 was 38.9%. The provision for income taxes for the three months ended September 30, 1999 is based upon the Company's estimate of the effective tax rate for fiscal 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         License Fees. License fees for the nine months ended September 30, 1999 increased by 9.0% to $21.8 million from $20.0 million for the same period in 1998. The increase was primarily due to Advantage and Electronic Timesheet license fees. Advantage license fees increased by 40.0% to $5.3 million for the nine months ended September 30, 1999 as compared to $3.8 million for the same period in 1998. License fees for Electronic Timesheet were $2.9 million for the nine months ended September 30, 1999, compared to $2.1 million in the same period in 1998. License fees from System 1 products were $2.0 million for the nine months ended September 30, 1999 compared to $1.8 million for the nine months ended September 30, 1998, an increase of 11.0%. Costpoint license fees were $11.6 million for the nine months ending September 30, 1999 and $11.9 million for the same period in 1998. License fees comprised 30.1% of the Company's total revenues for the nine months ended September 30, 1999, compared to 33.8% for the comparable prior year period.

         Services. Service revenues for the nine months ended September 30, 1999 increased by 32.0% to $48.3 million from $36.6 million for the same period in 1998. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 49.0% to $24.0 million for the nine months ended September 30, 1999 from $16.1 million for the same period in 1998. Other service revenues increased by 15.2% to $24.2 million for the nine months ended September 30, 1999 from $21.0 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 66.7% of the Company's total revenues for the nine months ended September 30, 1999, compared to 61.8% for the same period in 1998.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the nine months ended September 30, 1999 decreased by 7.7% to $2.4 million from $2.6 million for the nine months ended September 30, 1998. These revenues comprised 3.3% and 4.4% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

         Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the nine months ended September 30, 1999 was $1.97 million, an increase from the $1.78 million for the same period in 1998. This change was due to an increase in research and development activity associated with Project Workplace and Electronic Timesheet.

         Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the nine months ended September 30, 1999 increased by 27.7% to $22.6 million from $17.7 million for the same period in 1998. The increase in cost of services was primarily due to increases in personnel costs to support the Costpoint product line. Cost of services represented 46.7% and 48.4% of service revenues for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cost of services as a percentage of service revenues primarily reflected increased utilization of consulting services for the first nine months of 1999. Exclusive of reimbursed travel expenses and the National User's Conference expenses, cost of services represented 36.7% and 38.8% of service revenues for the nine months ended September 30, 1999 and 1998, respectively.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Costs of third-party equipment and software for the nine months ended September 30, 1999 increased slightly to $2.04 million from $2.02 million in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 86.3% and 77.2% of revenue from third-party equipment and software for the nine months ended September 30, 1999 and 1998, respectively.

         Software Development. Software development costs consists primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the nine months ended September 30, 1999 increased by 8.9% to $12.2 million from $11.2 million for the same period in 1998. This increase was due primarily to hiring additional personnel. Software development costs represented 16.9% and 18.8% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the nine months ended September 30, 1999 increased by 13.3% to $8.5 million from $7.5 million for the same period in 1998. This increase was due primarily to hiring additional personnel, and increased marketing activities. The Company expects sales and marketing expenses to continue to increase in the foreseeable future as the Company pursues its growth strategy. Sales and marketing expenses represented 11.7% of the Company's total revenues for the nine months ended September 30, 1999, compared to 12.6% for the same period in 1998.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the nine months ended September 30, 1999 increased by 48.3% to $4.3 million from $2.9 million for the same period in 1998. This increase is attributable to an increase in the bad debt reserve and general insurance, tax and accounting accruals. General and administrative expenses represented 6.0% of the Company's total revenue for the nine months ended September 30, 1999, compared to 4.9% for the same period in 1998.

         Acquisition costs. A charge of $1.1 million was recorded for the nine months ended September 30, 1998 for the transaction costs related to the acquisition of Harper and Shuman, Inc. The acquisition was accounted for as a pooling of interests. For nine months ending September 30, 1999, we have no acquisition activity.

         Purchased In-process Research and Development. A charge of $2.5 million was recorded during the nine months ended September 30, 1998, for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit Software Corporation. For the nine months ending September 30, 1999, we have no purchased in-process research and development activity.

         Amortization of Intangibles. Amortization charges were $803,000 and $432,000 for the nine months ended September 30, 1999 and 1998, respectively. These charges relate primarily to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998, and to a lesser extent to the intangibles acquired in the September 1996 acquisition of Allegro.

         Interest Income. Interest income results from investments, and to a lesser extent, from installment financing. Interest income for the nine months ended September 30, 1999 increased by 15.7% to $894,000 from $773,000 for the same period in 1998. The change is due to increased cash from operations.

         Income Tax Provision. The Company's effective tax rate for the nine months ended September 30, 1999 was 39.4%. The Company's effective tax rate for the nine months ended September 30, 1998 was 41.4%. The tax rate for the nine months ended September 30, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman, Inc. The provision for income taxes for the nine months ended September 30, 1999 is based upon the Company's estimate of the effective tax rate for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations almost exclusively from cash flow from its operations. As of September 30, 1999, the Company had cash and cash equivalents of $7.5 million, marketable securities of $21.8 million and working capital of $32.7 million.

         For the nine months ended September 30, 1999, the Company's net cash provided by operating activities was $8.4 million. Accounts receivable, net of the allowance for doubtful accounts, were $18.7 million as of September 30, 1999, compared to $17.4 million as of December 31, 1998. Accounts receivable days sales outstanding was 67 days as of September 30, 1999 compared to 58 days as of December 31, 1998. Exclusive of receivables, which were recorded as deferred revenue, day's sales outstanding were 50 days as of September 30, 1999, compared to 41 days as of December 31, 1998. This increase is primarily due to an increase in receivables that are over ninety days past due. The percentage of receivables over 90 days to total receivables as of September 30, 1999 is 17.8%. In comparison, this percentage was 4.6% as of December 31, 1998. Management is concerned with this increase and is taking measures to reduce the past due amounts. While the Company believes that its allowance for doubtful accounts as of September 30, 1999, remains adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

         Investing activities utilized $2.5 million for the nine months ended September 30, 1999. This amount included $2.5 million in purchased property and equipment, $2.1 million of capitalized software production costs and $2.1 million in purchased marketable securities.

         Financing activities for the nine months ended September 30, 1999 utilized $8.0 million. This consisted primarily of $8.9 million for the repurchase of Company common stock, net of $251,000 in proceeds from the exercise of stock options and $689,000 from the issuance of stock under the Company's employee stock purchase plan.

         The Company has a $1.0 million bank line of credit, which is secured by substantially all of the Company's assets and bears interest at the lender's prime rate. To date, no amounts have been drawn under the line of credit.

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

YEAR 2000

         The Year 2000 Challenge. Many older information technology ("IT") systems and applications, and other non-IT control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems, applications and devices could fail or create erroneous results unless they are modified in some fashion to distinguish 21st century dates from 20th century dates (i.e., to be year 2000 compliant). The year 2000 challenge creates potential risks for the Company from unforeseen problems in the software products that the Company licenses to others and in the IT and non-IT systems that the Company uses in its own business operations. The Company may also be exposed to risks if its mission critical vendors fail to address their own year 2000 issues.

         The Company's Status of Readiness. The Company began addressing the year 2000 challenge in 1993 when it started developing all of its new products to be year 2000 compliant. Year 2000 compliant versions of Costpoint, Advantage, Allegro and Electronic Timesheet have been commercially available for some time, and the year 2000 compliant version of System1 was released in September 1998. Because the Company's compliant products operate on a variety of network operating systems and support several relational databases, the Company conducted additional testing of its compliant products with different combinations of compliant operating systems and databases. This testing is complete, and the year 2000 related issues disclosed by the testing were corrected in all year 2000 compliant product versions pursuant to the Company's standard process for developing and disseminating program fixes.

         The Company's older-generation CFMS products include CFMS/RD, for which a year 2000 compliant version is available, and CFMS and Micro/CFMS, for which no year 2000 compliant versions are available. Licensees that are using a non-compliant version or product and are participating in one of the Company's comprehensive annual or quarterly support plans have been offered an upgrade or conversion to a year 2000 compliant version or product for no additional license fee. Licensees that are using a non-compliant version or product but are not participating in one of the Company's comprehensive annual or quarterly support plans have the option of upgrading or converting to a year 2000 compliant version or product for an additional fee. The Company has contacted all CFMS licensees. With two exceptions, these licensees have upgraded, or are scheduled to upgrade, to year 2000 compliant software. The Company has been in regular contact with those licensees that have not yet upgraded and has encouraged them to complete their upgrades before the end of the year. The Company has attempted to contact all Micro/CFMS licensees via telephone and mail to determine whether they are still using the product. The Company will continue to attempt to contact these clients through the fourth quarter.

         During 1998, the Company formed a year 2000 project team and developed a project plan with goals and target dates to help assure that the Company's internal IT and non-IT systems and its mission critical vendors are prepared for the year 2000. The Company's internal IT systems are primarily comprised of the same commercial application software products licensed by the Company to its customers, which are year 2000 compliant. However, the Company also utilizes third party vendor IT and non-IT systems, including application and operating system software, network equipment, telecommunication products, electronic key entry systems, elevators and other third party products, which may or may not be year 2000 compliant. Establishing year 2000 compliance has followed a five-step process:

         1) taking an inventory of all items;

         2) assessing the relevance of establishing compliance for each item;

         3) obtaining year 2000 compliance documentation from the vendor or manufacturer of each item;

         4) testing the items for year 2000 compliance; and

         5) remediating, replacing or disposing of items that failed the testing.

This process was applied to our software products; third-party commercial software; internally-developed nonproduct software; computer, network and telecommunication equipment; telephone systems; and microprocessor-based equipment in the buildings occupied by the Company. External organizations have been contacted that provide the Company with mission critical services. The year 2000 readiness of these organizations has been documented, and in some cases, the Company has tested the compliance of the services. Substantially all of the year 2000 work is complete, although the Company will continue to monitor vigilantly the news of third-party software companies for year 2000 updates. Aside from distribution of the final Contingency Plans, which should occur in early December, all other work should be complete by the end of November.

         Costs to Address Year 2000 Issues. The costs incurred to date and estimated costs for replacing and upgrading the Company's non-compliant internal IT and non-IT systems and for engaging outside consultants to assist the Company in addressing year 2000 issues have not been material. The Company does not separately track the internal costs associated with its year 2000 readiness efforts, including developing and testing the Company's year 2000 compliant products, contacting licensees currently using a non-compliant version or product, assessing and testing the Company's internal IT and non-IT systems and verifying the year 2000 readiness of its mission critical vendors. These costs have been principally the related payroll costs for the Company's product development, customer support and internal IT groups. The Company believes that the cost of addressing its year 2000 issues will not have a material adverse effect on the Company's business, operating results or financial condition.

         Risks Associated with the Company's Year 2000 Issues. Management believes that the growth in demand for the Company's products over the past several years was due in part to its customers' needs to upgrade their IT systems in preparation for the year 2000. By the end of the second quarter of 1999, most project-oriented companies that needed to convert to year 2000 compliant systems (and thus were potential customers for the Company's products) had already purchased year 2000 compliant systems. During 1999, we believe that companies have been diverting technology expenditures that could otherwise be used to purchase software products such as the Company sells to address year 2000 compliance problems. Also, we believe that a significant number of businesses are continuing to defer technology expenditures for the addition of any new software applications in an attempt to maintain the year 2000 compliance of their IT computing environment and to minimize disruption of new implementations if unforeseen year 2000 issues arise. As a result, the Company, as well as the business application software industry in general, have experienced significant deceleration from the strong annual growth rates in product revenue experienced in recent years. We anticipate that resources available to the Company's customers and potential customers for the purchase of its products likely will continue to be depressed until the full impact, if any, of year 2000 issues on their operations are known and have been addressed. There can be no assurance when companies will have completed remediation of their year 2000 issues and will have resources available for the software products like ours. Even once customer resources are again available, it may take some time for any increase in demand for business software applications to translate into meaningful increased growth in our revenues and pretax profits since our software has a relatively long sales cycle. Thus, there can be no assurance when customer demand for our products will increase or that an increase in demand will result in immediate benefits to Deltek. Accordingly, current and future shifts in customer spending and purchasing behavior could result in a material adverse effect on our business, financial condition, and results of operations or cash flows.

         The Company has made or intends to make available to its customers, year 2000 compliant versions of its products. There can, however, be no assurance that its customers will request and install the compliant versions or operate them only with year 2000 compliant operating systems, relational databases and other IT systems. Moreover, although the Company's year 2000 compliant products have undergone the Company's normal quality assurance procedures and some additional year 2000 testing, there can be no assurance that these products do not contain undetected errors or defects associated with the year 2000 date functions. Because IT systems incorporate hardware and software products from different vendors, it may be difficult to determine which product has caused a year 2000 problem, and thus the Company may be subjected to year 2000-related lawsuits even if the Company's products are year 2000 compliant. Any system malfunctions due to the onset of calendar year 2000 and any disputes with customers relating to year 2000 compliance could have a material adverse effect on the Company's business, operating results and financial condition. Finally, despite the Company's efforts to address the year 2000 impact on its internal IT and non-IT systems and on the operations of its mission critical vendors, the Company may not be able to fully identify such impact or to resolve it without disruption of the Company's business and without incurring significant expense. Accordingly, if the year 2000 issues are not adequately addressed by the Company and third parties, there can be no assurance that the Company's business, operating results and financial condition will not be materially adversely affected.

         The Company's Contingency Plans. The Company's most reasonably likely worst case year 2000 scenarios include (i) failure of electric power and telephone services provided by third parties and (ii) failure of hardware and third party vendor software used in the Company's internal IT system. Any significant interruption in the supply of electric power or telephone service to the Company's facilities as a result of the failure of utilities or telecommunications companies to adequately address year 2000 issues would disrupt the Company's ability to conduct its business, including providing telephone support to its customers. The Company is developing contingency plans for implementation in the event that electric power or telephone service to one or more of the Company's facilities is interrupted. Depending upon the nature and scope of the interruption and the geographic areas affected, the Company may be unable to execute some or even all of its contingency plans. The plans call for a backup system of wireless telephones to replace the Company's normal telephone service, if it is not available. The contingency plans include assessing the impact of the rollover into year 2000 on the internal IT hardware and software systems and how to address failures, if they do occur. The absence of the Company's internal IT system, whether due to electrical supply problems or other failure, would disrupt the Company's ability to conduct its business. In the event of such disruptions, the plans include the preparation for employees to work at home, and the use of a manual system to log, troubleshoot and close client support calls. Finally, the plans describe the use of a telephone tree and a "year 2000 command post" to coordinate the efforts of its personnel and resources in addressing any unforeseen year 2000 problems as they arise. The contingency plans have been drafted and reviewed by key personnel, and the final plans will be distributed in early December. The Company will be actively supporting clients over the New Year's weekend. The support hours and staffing patterns are included in the contingency plans. In early December, the Company will send a final year 2000 mailing to our clients. It will provide a final status of the year 2000 readiness of the Company's products and organization. The second purpose of the mailing will be to emphasize client support over the New Year's weekend and to publish critical telephone numbers for support. The letter will include the after-hours support number and the cell phone support numbers, to be called in the event that normal telephone service is not available. The Company's year 2000 web page will be updated to provide the same information. There can be no assurance that any contingency plans will fully mitigate the impact of any year 2000 problems that the Company may experience.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Quarterly Variations. Our future operating results may vary from quarter to quarter depending upon a number of factors including the following:

         -        deferral of technology expenditures due to Year 2000 concerns

         -        demand for our products;

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

         -        our ability to develop and market new software products and enhancements; and

         -        our ability to control costs;

         -        our ability to collect receivables.

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

         For certain software products, we typically grant customers a right of return for a full or partial refund of the license fee during the refund period. Refund periods generally range from 60 to 90 days from the date of the initial software delivery. Sometimes we have provided and may in the future provide longer refund periods for larger, more complex system installations. We recognize license fees upon the expiration of the applicable refund periods. The license fees are recorded as deferred revenues until recognized as revenue. Deferred revenues at the end of a quarter do not necessarily reflect revenues that the Company will recognize in a succeeding quarter. This is because customers sometimes have refund rights that will not terminate within the given quarter and the length of refund periods varies from customer to customer.

         Our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance. We also believe that many of our potential customers will continue to defer additional software expenditures during the final quarter of 1999 and beyond and we cannot predict when customer resources will again be available for the improvement of internal business systems. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors. In that event, the price of our common stock would likely be materially adversely affected.

         Introduction of Project Workplace. During 1999, we have continued development on and have released Beta versions of Project Workplace, a front-office, customer relationship management (CRM) software application designed for project-oriented businesses. Our future revenue growth from software sales is dependent, in part, on our ability to successfully launch this and additional new products. CRM applications are, by their nature, difficult to develop, implement and market and may require substantial customization at customer sites. While we have targeted a general release of Project Workplace to be available for shipment in the first quarter of 2000, we cannot be certain of our ability to successfully ship the product on time and cannot predict the impact this product will have on our revenue and growth.

         Other Factors. For a discussion of additional factors that may affect future results, see "Factors That May Affect Future Results and Market Price of Stock" in the Company's Annual Report on Form 10-K (File No. 000-22001) which discussion is incorporated herein by reference.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes since year-end.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to any legal proceeding that would have a material impact on the Company, its operations or financial results.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)-(b)-(c)-(d) Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

STOCK REPURCHASE PROGRAM

         In November 1999 the Company's Board of Directors approved a stock repurchase program for up to 500,000 shares of its common stock. A copy of the press release relating to the program is attached as an exhibit to this report.

UPDATED DESCRIPTION OF DELTEK'S PRODUCTS

         An updated description of Deltek's products, including
Project Workplace, recently released in Beta form, and GCS Premier, unveiled at our User Conference in August 1999, is set forth below:

Products

         Our business software applications consist of Project Workplace, Costpoint, Advantage, GCS Premier, System1, CFMS, and Electronic Timesheet.

         Project Workplace. Project Workplace is a fully integrated, web-enabled, employee-facing application designed to address critical customer relationship management functions. It integrates a number of applications including opportunity management, project administration, recruiting and project financials. The applications are designed to promote teamwork and create a common synergy, to drive the focus of an entire organization toward customers and create more productive sales, customer service, project deliveries, and communication. Project Workplace extends the contact/opportunity management and after sales functions such as customer service to the needs of project-oriented companies.

         Project Workplace Beta Version 1.1 now consists of the following applications:

         - FRONT OFFICE: An easy-to-use, Web-enabled application that provides project-centric businesses with a total customer and opportunity management system. Project managers, salespeople, and marketing professionals will have the tools they need to identify and win new and "add-on" project opportunities.

         - TEAM PROJECTS: Organizes key project information across the business by customer, employee assignment, project communications, and other categories, and allows team members to view project information when and how they need it. It also features threaded collaboration to help identify issues, develop action plans, and reach resolutions.

         - PROJECT FINANCIALS: Integrates with back office financial systems to provide key financial information to project managers, and empowers project managers with high-level accounting and financial information.

         - TEAM RECRUITING: Streamlines the recruiting process by providing a quick path for recruiting, hiring, and retaining the right personnel for project needs. The centralized database enables project managers, business development managers, proposal personnel, and human resources staff to access and track both internal and external applicants.

         The following table lists the principal Project Workplace applications and features:

----------------------------------------------------------------------------------------------------------------------------------
          APPLICATION                 FEATURES
----------------------------------------------------------------------------------------------------------------------------------
Front Office                   Customer Data                      Lead Tracking                  Document Merge
                               Contact Profiles                   Access to Project Info.        Client Communic. Tracking
                               Opportunity Management             Document Management            Hot Flag
                               Key Factors                        Search Capabilities
----------------------------------------------------------------------------------------------------------------------------------
Team Projects                  Project Profiles                   Document Management            Document Merge
                               Project Communication              References                     Track project Milestones
                               Threaded Collaboration             Key Success Factors            Myprojectworkplace.com
                               Project Workforce                  User-Defined Views
----------------------------------------------------------------------------------------------------------------------------------
Project Financials             Back Office Appl. Interface        Project Data Access
                               Multiple Views of Data             Budget Performance
                               Analysis
----------------------------------------------------------------------------------------------------------------------------------
Team Recruiting                Applicant Database                 Qualifications Database        Back office Financial Integration
                               Communication Tool                 Recruitment Proc. Tracking     Team Collaboration
                               Applicant Tracking                 Search Capabilities
----------------------------------------------------------------------------------------------------------------------------------

         Costpoint. Costpoint is an advanced client/server-based, enterprise-wide business software system, consisting of over 25 integrated module applications, including the following:

                  Financial Accounting
                  Project Accounting
                  Human Resource and Payroll Administration
                  Materials Management
                  Project Reporting

Costpoint is designed to meet the specialized needs of project-oriented businesses, including:

                  Project Costing
                  Indirect Cost Allocation
                  Revenue Recognition
                  Project Budgeting
                  Project Reporting

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

         Costpoint utilizes an open, relational database architecture on the server and Microsoft Windows operating systems on the desktop client PC. It can be operated on a variety of network operating systems, including Windows NT, UNIX and Novell Netware and currently supports Oracle Systems Corporation ("Oracle"), Microsoft SQLServer, Sybase Inc. ("Sybase") and Centura Corporation ("Centura") relational databases. Costpoint was developed with extensive use of object-oriented programming techniques utilizing a fourth generation language together with C++ and database-specific stored procedures to maximize performance. As a result of this architecture, Costpoint is scaleable and can be utilized in organizations with 3 to 300 concurrent users.

         We began development of Costpoint in 1992 and commercially released the product in June 1995. Through September 30, 1999, we had licensed approximately 570 Costpoint systems. License fees for Costpoint systems vary depending on the number of users and sites and the number and types of modules licensed.

         The following table lists the principal Costpoint application modules:

----------------------------------------------------------------------------------------------------------------------
         MODULE                                           APPLICATIONS
----------------------------------------------------------------------------------------------------------------------
Financial Accounting               General Ledger                                  Travel
                                   Accounts Payable                                Fixed Assets
                                   Accounts Receivable                             Workflow
                                   Consolidations                                  Multicurrency
----------------------------------------------------------------------------------------------------------------------
Project Accounting                 Project Setup                                   Project Billing
                                   Project Reporting                               Project Cost and Revenue Processing
                                   Project Budgeting                               Project Management Interfaces
----------------------------------------------------------------------------------------------------------------------
Human Resources and                Labor                                           Benefits
   Administration                  Payroll                                         Labor/Payroll Interfaces
                                   Human Resources
----------------------------------------------------------------------------------------------------------------------
Materials Management               Product Definition                              Sales Order Entry
                                   Purchasing; Receiving                           Production Control
                                   Procurement Planning                            Routings
                                   Inventory                                       Engineering Change Notices
                                   Bills of Material Requirements Planning
----------------------------------------------------------------------------------------------------------------------
Reporting Tools                    CP Reports*
                                   CP Scope*
----------------------------------------------------------------------------------------------------------------------

* Software licensed from third parties and sublicensed to Deltek customers.

         Advantage. Advantage, an integrated, project-focused accounting system for professional services firms, was designed and developed by Harper and Shuman, which we acquired in May 1998. The Advantage product currently includes comprehensive modules for financial accounting, project control, accounts payable, billing, payroll, and time and expense keeping. Advantage employs 32-bit technology, provides a superior user interface utilizing current Microsoft Windows platforms, and utilizes either Microsoft SQLServer or Access database platforms. Advantage can operate on a stand-alone PC or within a local or wide area network environment.

         Advantage has fewer modules, is generally less complex and easier to implement and results in a lower cost of ownership than Costpoint. Accordingly, the Company markets Advantage primarily to small and mid-sized professional services firms with relatively less complex requirements.

         We began development of Advantage in 1995 in response to the technical maturation of the CFMS product line. Advantage was commercially released in December 1996. Through September 30, 1999, it has been licensed to approximately 2,460 organizations, primarily architecture and engineering firms. These include 1,467 customers who have migrated from the older CFMS product line. License fees for Advantage systems vary depending on the number of the customer's employees and sites and the number and types of modules licensed.

         GCS Premier. GCS Premier is Deltek's new Windows-based enterprise accounting solution for small to mid-sized businesses that earn revenue from government contracts. The product was released in Beta form to select customers in August 1999. In addition to its Windows-based interface, it features flexible, state-of-the-art component based software construction achieved with MS Visual Basic 6.0 and ActiveX controls. GCS Premier was designed specifically to ensure that our System1 customers could easily migrate to GCS without the necessity of data conversion while preserving System1's critical processing programs, complex reports and other time-tested legacy programs. GCS Premier's Windows-based front end tightly integrates with its process-oriented design. Its pull-down menus are workflow-like in their functionality and provide an intelligent, intuitive capability that makes it easy for users to learn the application by navigating from process to process.

         System1. System1, Deltek's original accounting system, was designed specifically for use by organizations with federal government contracts and helps these organizations comply with federal regulations. System1 is character-based, operates on Novell Netware, UNIX and Digital VAX/VMS network operating systems and utilizes a proprietary COBOL data structure. System1 consists of 23 application modules, including financial accounting, labor and payroll administration, materials management and project reporting. We intend to provide support services and product maintenance for the character-based version of System1 for the near future.

         We estimate that approximately 1,960 companies have licensed System1 since it was commercially released in 1985. As of September 30, 1999, approximately 1,300 licensees were continuing to pay for ongoing support services related to System1. License fees for System1 vary depending upon the number of users and sites and the number and types of modules licensed. Since our introduction of our more advanced Costpoint system, the majority of our new customers have licensed Costpoint systems, and new System1 sales have decreased in number and system size.

         An important element of our strategy is to license Costpoint to larger and more complex System1 customers as those customers reengineer their information systems and migrate to new client/server business software solutions. Smaller System1 customers are less likely to migrate to Costpoint because the cost of migrating to a client/server environment may be relatively high and because System1 adequately meets their needs. We estimate that larger and more complex customers comprise approximately one-third of our System1 customers. To encourage these System1 customers to migrate to Costpoint, we have offered substantial discounts to existing System1 users and provided automated data conversion programs, which provide significant assistance in the Costpoint upgrade/implementation process. We estimate that approximately one-third of the Costpoint clients had converted from System1.

         CFMS. The CFMS product line includes three older-generation accounting systems designed and developed for architecture and engineering firms by Harper and Shuman, which we acquired in May 1998. Through September 30, 1999, CFMS systems have been licensed to over 2,700 organizations. We intend to seek to migrate CFMS users to Advantage or Costpoint. To date, 1,467 CFMS users have migrated to the Advantage product. We plan to continue to offer telephone support services to CFMS users for the foreseeable future but do not plan to make significant software enhancements to these products.

         Electronic Timesheet. Electronic Timesheet is a comprehensive timesheet software application that allows employees to enter their timesheets on a daily basis on their desktop PC. Electronic Timesheet utilizes either Windows or DOS operating systems on the desktop PC and provides a graphical, point and click interface. Electronic Timesheet enables employees to select from a list of authorized charges rather than having to enter complicated account and project numbers. This feature serves to reduce costly and time-consuming errors. After the employee electronically signs his or her timesheet, the timesheet is then forwarded through the network for manager approval. Timesheets and the appropriate labor charges can then be automatically accumulated and integrated with the accounting system, completely eliminating the paper timesheet. Electronic Timesheet allows managers to view information about employees' activities and helps them to better manage their employees. In May 1998, we introduced ET Enterprise, a client/server version of Electronic Timesheet, which is highly scaleable and operates on various relational database management systems platforms. We also provide an optional browser-based timesheet screen called Web E.T.

We introduced Electronic Timesheet in January 1995. The majority of our Electronic Timesheet licensees are also licensees of Costpoint, System1, or Advantage, although the product is also sold on a stand-alone basis to users of other accounting systems. As of September 30, 1999, Electronic Timesheet had been licensed to approximately 415 customers. License fees for Electronic Timesheet vary depending on the number of employees.

         Allegro Product Line. We acquired the Allegro product, a software application that enables project managers to plan and monitor project resources, through the acquisition of The Allegro Group, Inc., in September 1996. In January 1999, we decided to terminate further development, sales and marketing of the Allegro product line. Our long-term plan will be to include the Allegro product functionality into a new product architecture. We do not anticipate a material adverse impact from this decision.

         Third-Party Products. We incorporate into our software products certain application software licensed from third parties. The Costpoint reporting tools, CP Reports and CP Scope, are both licensed from Cognos Corporation, and the System1 report-writer, Intelligent Query, is also licensed from a third party. In order to support Oracle, Sybase and Centura relational databases, Costpoint contains certain native "router" software licensed from Centura. In addition, our Costpoint customers must license applicable database software from Oracle, Sybase, Centura, or Microsoft, either directly or through Deltek. Because some customers desire a "turnkey" solution, we occasionally purchase servers, network software and other software and hardware products, which we resell or sublicense to our customers and install with Deltek products to provide a fully operational system.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule
                  99.1     Press Release dated November 4, 1999

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 10, 1999

                                    DELTEK SYSTEMS, INC.


                                    By: /s/ Bryan Fleming
                                       -----------------------------------------
                                               Bryan Fleming
                                           Controller and Treasurer
                                    (Principal Financial and Accounting Officer)

                              DELTEK SYSTEMS, INC.

                                INDEX OF EXHIBITS

EXHIBIT #                  EXHIBIT TITLE
    27                     Financial Data Schedule

    99.1                   Press Release dated November 4, 1999