Form 10-K405
period 1999-12-31
DELTEK SYSTEMS INC
filed 2000-03-30
CIK 1029299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-22001

DELTEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1252625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8280 Greensboro Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 734-8606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000, was $92,736,051, based on a total of 5,982,971 shares held by non-affiliates on that date and computed by reference to the closing price reported on the Nasdaq National Market on that date, which was $15.50 per share.

      The Company had 16,717,840 shares of Common Stock, $.001 par value, outstanding as of March 24, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information to be contained in the registrant’s proxy statement for the 1999 annual meeting of the registrant’s shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated into Part III of this report by reference to such proxy statement.

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report includes certain “forward-looking statements.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Readers are cautioned not to place undue reliance on these forward-looking statements as these forward-looking statements reflect the current view of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks, uncertainties and contingencies include, but are not limited to, the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results and Market Price” and elsewhere in this Annual Report. Deltek undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

PART I

ITEM 1.	BUSINESS

      Deltek Systems, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise software products that enable project-oriented professional service firms to more effectively manage, operate and grow their operations. Our software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, human resources management and administration, materials management and project reporting. We also provide a full range of services, including implementation and consulting, training and ongoing support. In the year ended December 31, 1999, 30% of our total revenues were derived from software license fees and 67% of our total revenues were generated from services. Since our inception, we have licensed our products to over 5,000 project-oriented organizations across a spectrum of industries, including IT services and consulting, architecture and engineering, environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many of these project-oriented organizations provide products and services under federal government contracts.

      From 1995 through 1999, total revenues increased from $34.3 million to $98.2 million, representing compound annual growth of 30.5%, and income from operations, exclusive of non-recurring charges, increased from $9.8 million to $26.9 million, representing compound annual growth of 29.3%. For the year ended December 31, 1999, total revenues increased 18.3% from the comparable prior year period to $98.2 million, and income from operations, excluding non-recurring charges, increased 19.9% from the comparable prior year period to $26.9 million.

Industry Background

      Increasing competition has created pressure for organizations to better utilize information technologies to manage their businesses, improve efficiency, reduce costs and provide employees and management with more timely and pertinent information. Information technology is now viewed as a strategic and tactical tool, as well as a means of facilitating information processing and reducing costs. As a result, many organizations are implementing enterprise-wide business systems to automate their operations, including finance, accounting, manufacturing, human resources, reporting and customer management functions. In addition, organizations are recognizing the need to deploy front-office solutions as a means of better managing customer relationships to ensure survivability as competitive pressures increase.

      Most enterprise-wide business systems are general purpose in design and, without significant customization, do not address many of the unique requirements of businesses engaged primarily in providing products and services under project-specific contracts and engagements. Project oriented organizations have many project-specific requirements. Such requirements include the need to track costs and profitability on a project-by-project basis, provide timely project information to managers and customers and submit accurate and detailed bills, often in compliance with complex industry-specific and regulatory requirements. Many project-oriented organizations provide products and services under government contracts. Project accounting for these organizations often requires the use of sophisticated methodologies for allocating and computing project costs and revenues.

      The use of project-oriented and professional service business application software systems is expanding as a result of a number of economic trends. Service organizations traditionally have utilized project accounting more than manufacturing firms due to the need to customize their services for each client and to properly allocate the associated revenues and costs. Therefore, as the shift from a manufacturing-based economy to a service-based economy continues, the market for project-oriented organizations is expanding. Furthermore, the trend towards outsourcing an increasing range of activities broadens the market for project-oriented organizations as both customers and vendors need to track the costs associated with their projects. Finally, many organizations with significant internal development activities can benefit from the use of project accounting systems to closely monitor their progress and cost.

      As the number and type of project-oriented organizations increase, such businesses are demanding increasingly sophisticated tools to address their core information and accounting needs, including project accounting, employee time collection, project budgeting, project reporting and customer management. At the same time, these organizations are recognizing that, because most aspects of their businesses revolve around their project orientation, they can achieve efficiencies in a number of other accounting and business functions, such as general ledger, accounts payable, accounts receivable, materials management and human resources, through the use of software applications designed to address the special needs of project-oriented organizations. Like other businesses, project-oriented organizations are also demanding solutions that allow them to combine their business software applications into a single integrated, enterprise-wide system.

The Deltek Solution

      Deltek is a leading provider of enterprise software products that enable project-oriented and professional service firms to more effectively manage, operate and grow their operations. Our software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, human resources management and administration, materials management and project reporting. We also provide a full range of services, including implementation and consulting, training and ongoing support.

      Since our inception, we have focused exclusively on developing and providing products and services designed to meet the needs of project-oriented organizations. We believe that this focus is a competitive advantage in serving project-oriented markets relative to companies that offer more general-purpose enterprise software. We believe that our solutions generally are better suited, require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. The primary software product suites that we currently market consist of Project Workplace™, a web-enabled, front-office and customer relationship management solution for project-based environments; Costpoint®, an advanced client/ server-based business software system designed for all types of complex project-oriented organizations; Advantage, an integrated, project-focused accounting system designed for professional services firms; GCS Premier™, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; and ET Enterprise™, an advanced employee timekeeping system.

      We also provide implementation and consulting, training and ongoing support services as an integral part of our solution. In contrast to general-purpose software vendors that often rely on third-party providers, we have a staff of over 178 experienced system consultants who directly assist our customers with system implementation. Beyond implementation, we provide training either on site or at one of our four training centers. We also provide to our customer’s ongoing product maintenance and technical support, which is a significant source of recurring revenues.

Strategy

      Our objective is to strengthen our position as a leading provider of enterprise software products to project-oriented organizations and to become a recognized leading provider of professional services automation solutions by pursuing a strategy that includes the following elements:

      Maintain Focus on Project-Oriented Markets. Since our inception, we have focused on addressing the unique business needs of project-oriented organizations. We believe that our exclusive focus on developing applications for project-oriented organizations is a competitive advantage in serving these markets relative to companies that offer more general-purpose enterprise software. We believe that our solutions generally are better suited for project-oriented organizations, require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. We intend to capitalize on the expertise that we have developed by continuing to market to project-oriented organizations, including those operating under federal government contracts, architecture and engineering firms and other professional and technical organizations.

      Deliver End-to-End Professional Services Automation. In recent months, industry analysts have focused on the strengths and merits of applications called professional services automation (PSA). PSA applications include our current front-office solutions in Project Workplace and ET Enterprise as well as some of the components of our current back office solutions such as project billing and business management. Given that we already have many of the components of PSA in place, and given our current large customer base of professional service organizations, we intend to align ourselves as a leading provider of PSA solutions.

      Expand Comprehensive, Technologically Advanced Product Line. We have developed a family of complementary products with broad-based functionality, usable in a variety of technology environments, which we offer to project-oriented organizations. We intend to continue to expand the breadth of our product offerings and to enhance the features and functionality of each of our currently marketed applications. Our primary development initiatives include the completion of additional modules and e-business capabilities within our Project Workplace front-office CRM product suite, final completion of remaining GCS Premier modules, and a new software application for planning and budgeting. The primary focus with these additional modules and capabilities will be to enable a better end-to-end solution for the delivery of PSA. In addition, the Company has identified the market need to add a web interface to its back-office accounting products, Costpoint, Advantage and GCS Premier. While web-based reporting tools were added over the past year, there is still a need to provide core functionality through a standard web browser interface. Development of completely new, web-based versions of the back office products may take several years.

      Deliver e-Business Solutions for Project Businesses. A key aspect of our strategy is to provide solutions that enable our customers to do “e-project business”. To accomplish this, we have recently introduced a web-based, add-on product to Project Workplace called MyProjectWorkplace.com. This new product will provide e-business software to our customers to enable them to set up project websites for their own customers that allow their customers to keep up to date on real-time project activities and financial data and to collaborate on project issues. By integrating these e-business components into our software, we will provide our customers with solutions that can be more easily implemented and maintained.

      Expand Services Offerings. An integral part of our solution is to provide superior services, including implementation and consulting, training and ongoing support, directly to our customers. Services represented 67% of our total revenues for the year ended December 31, 1999. We believe that our reputation for providing high quality services and our approach of working directly with customers are significant competitive advantages that result in a high level of customer loyalty. Almost all of these current services are provided in conjunction with or relation to the implementation of our software products. To broaden our services offerings with a more proactive role in the business success of our customers, we intend to provide additional consulting and training services to our customers related to areas such as human resource management, business intelligence, IT consulting and solutions, and government contract consulting that are not necessarily related to our software products.

      Leverage Large Installed Customer Base. Our large installed customer base enables us to generate revenues from ongoing services and product enhancements provided to these customers. Our strategy is to (i) maintain and strengthen relationships with our existing customers by providing ongoing support services; and (ii) derive additional revenues by migrating clients to more advanced products within our product line, licensing add-on application software products and offering our customers additional consulting and training services. An important element of our strategy is to license our Project Workplace, ET Enterprise, Costpoint, Advantage and GCS Premier products to existing users as these customers migrate to client/server environments or otherwise update their technology systems.

Products

      Our currently marketed software product suite consists of Project Workplace, Costpoint, Advantage, GCS Premier, and ET Enterprise. These products are generally marketed together with industry standard business intelligence tools and database software.

      Project Workplace™. Project Workplace is a suite of web-enabled, employee-facing applications designed to address critical customer relationship management, project management, and resource management functions in a project-based, professional services organization. It integrates a number of applications including opportunity management, project administration, recruiting and project financials. The applications are designed to promote teamwork and create a common synergy and to drive the focus of an entire organization toward customers and create more productive sales, customer service, project deliveries, and communication. The Project Workplace product family is primarily based on the Microsoft Component Object Model (COM) and is written in Microsoft Visual Basic. It supports both the Oracle and Microsoft SQLServer family of database products.

      Project Workplace consists of the following applications:

•	Project CRM: This core application provides a wide array of customer relationship management (CRM), lead tracking, opportunity management, and resource management capabilities specially designed for project-based, professional services organizations. The application organizes key project information across the business by customer, employee assignment, project communications, and other categories, and allows team members to view project information when and how they need it. Using this application, project managers, salespeople, and marketing professionals will have the tools they need to have a higher awareness of the customer, to allow for better communication across teams, and identify and win new and “add-on” project opportunities. It also features threaded collaboration to help identify customer and project issues, develop action plans, and reach resolutions.

•	Project Financials: Integrates with back office financial systems to provide key financial information to project managers, and empowers project managers with high-level accounting and financial information. This module is currently in beta release.

•	Team Recruiting: Streamlines the recruiting process by providing a quick path for recruiting, hiring, and retaining the right personnel for project needs. The centralized database enables project managers, business development managers, proposal personnel, and human resources staff to access and track both internal and external applicants along with their skills, education, and experience. This module is currently in beta release.

•	MyProjectWorkplace.com™: MyProjectWorkplace.com is an Internet-based solution designed to help professional services firms strengthen their customer relationships through better project communication and teamwork and to enable “e-project business.” MyProjectWorkplace.com enables our customers to establish unique, project-focused web sites for their customers and partners to enhance client satisfaction and project success. Project businesses that deploy this product will enable their customers to have full-time, web access to review and analyze project status, profiles, calendars, events, milestones, project documents, billings and financial performance. It also includes complete project collaboration features allowing project customers to post and review issues, questions and answers relating to the project. Information can also be made available on each member of the project resource team, including billable hours-to-date and profiles of each staff member’s skills, experience and qualifications. In addition, this application provides features to establish and track project success factors and to insure the visibility of these success factors and performance against the established evaluation criteria. MyProjectWorkplace.com will be released in beta during the second quarter of 2000.

      The following table lists the principal Project Workplace applications and features:

Application	Features
Project CRM	Customer Data Contact Profiles Opportunity Management Key Factors Project Profiles Project Activities Threaded Collaboration Project Workforce Lead Tracking	Access to Project Info. Document Management Search Capabilities Project Communication Track Project Milestones Key Success Factors User-Defined Views Document Merge Client Communications
Project Financials	Back Office Appl. Interface Multiple Views of Data Analysis	Project Data Access Budget Performance
Team Recruiting	Applicant Database Communication Tool Applicant Tracking Qualifications Database	Recruitment Proc. Tracking Search Capabilities Back Office Financial Integration Team Collaboration
MyProjectworkplace.com	Web-Based Project Portal Project Calendar and Schedule Resource Data	Customer Communication Financial and Data Threaded Collaboration

      Costpoint®. Costpoint is an advanced client/server-based, enterprise-wide business software system, consisting of over 25 integrated module applications encompassing the following areas:

Financial Accounting Project Accounting Materials Management Human Resource and Payroll Administration

      In addition to financial accounting, Costpoint is designed to meet the specialized needs of project-oriented businesses, including:

Project Costing Indirect Cost Allocation Revenue Recognition Project Budgeting Project Reporting

      Costpoint also meets the common regulatory and reporting requirements of businesses with federal government contracts. Costpoint combines these capabilities with applications in other business system areas that are designed for the special needs of project-oriented organizations. Through its open data architecture and the use of drill-down inquiries, on-line analytical processing (“OLAP”) tools and standard reports, Costpoint provides managers with timely and pertinent information.

      Costpoint utilizes an open, relational database architecture on the server and Microsoft Windows operating systems on the desktop client PC. It can be operated on a variety of network operating systems, including Windows NT, UNIX and Novell Netware and currently supports Oracle Systems Corporation (“Oracle”), Microsoft SQLServer, Sybase Inc. (“Sybase”) and Centura Corporation (“Centura”) relational databases. Costpoint employs 32-bit technology and was developed with extensive use of object-oriented programming techniques utilizing a fourth generation language together with C++ and database-specific stored procedures to maximize performance. As a result of this architecture, Costpoint is scaleable and can be utilized in organizations with three to 300 concurrent users.

      We began development of Costpoint in 1992 and commercially released the product in June 1995. Through December 31, 1999, we had licensed approximately 718 Costpoint systems. License fees for Costpoint systems vary depending on the number of users and sites and the number and types of modules licensed.

      The following table lists the principal Costpoint application areas and modules:

Application areas	Modules
Financial Accounting	General Ledger Accounts Payable Accounts Receivable Consolidations	Travel Fixed Assets Workflow Multicurrency
Project Accounting	Project Setup Project Reporting Project Budgeting	Project Billing Project Cost and Revenue Processing Project Management Interfaces
Human Resources and Administration	Labor Payroll Human Resources	Benefit Tracking Labor/ Payroll Interfaces
Materials Management	Product Definition Purchasing Procurement Planning Inventory Bills of Material Sales Order Entry	Receiving Routings Engineering Change Notices Material Requirements Planning Production Control

      Advantage. Advantage, an integrated, project-focused accounting system for professional services firms, was designed and developed by Harper and Shuman, which we acquired in May 1998. The Advantage product currently includes the comprehensive modules:

Project Control Accounting Billing Accounts Payable Payroll Profit Center Reporting Timekeeper Multi-User Expensekeeper

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

      We began development of Advantage in 1995 in response to the technical maturation of the CFMS product line. Advantage was commercially released in December 1996. Through December 31, 1999, it had been licensed to approximately 2,551 organizations, primarily architecture and engineering firms. License fees for Advantage systems vary depending on the number of the customer’s employees and sites and the number and types of modules licensed.

      GCS Premier™. GCS Premier is Deltek’s new, Windows-based enterprise accounting solution for small to mid-sized businesses that earn revenue from government contracts. The product was released in Beta form to select customers in August 1999. General release occurred in March 2000. In addition to its Windows-based interface, it features flexible, state-of-the-art component based software construction achieved with MS Visual Basic 6.0 and ActiveX controls. GCS Premier was designed specifically to ensure that our System1 customers could easily migrate to GCS without the necessity of data conversion while preserving System1’s critical processing programs, complex reports and other time-tested legacy programs. GCS Premier’s Windows-based front end tightly integrates with its process-oriented design. Its pull-down menus are workflow-like in their functionality and provide an intelligent, intuitive capability that makes it easy for users to learn the application by navigating from process to process.

      ET Enterprise™. ET Enterprise is a highly scaleable, comprehensive timesheet software application that allows employees to enter their timesheets on a daily basis on their desktop PC. ET Enterprise utilizes either Windows or web-based browser on the desktop PC and provides a graphical, point and click interface. ET Enterprise enables employees to select from a list of authorized charges rather than having to enter complicated account and project numbers. This feature serves to reduce costly and time-consuming errors. After the employee electronically signs his or her timesheet, the timesheet is then forwarded through the network for manager approval. Timesheets and the appropriate labor charges can then be automatically accumulated and integrated with the accounting system, completely eliminating the paper timesheet. ET Enterprise allows managers to view information about employees’ activities and helps them to better manage their employees. It operates on various relational database management systems platforms, such as Oracle, Microsoft, SQL Server, and Centura SQL base database systems.

      The majority of our ET Enterprise licensees are also licensees of Costpoint, System1, or Advantage, although the product is also sold on a stand-alone basis to users of other accounting systems. It interfaces with all Deltek products as well as enterprise applications from Oracle, Peoplesoft, JD Edwards, ADP, Pay America, and others.

      As of December 31, 1999, ET Enterprise and its predecessor product, Electronic Timesheet, had been licensed to a total of approximately 475 customers representing over 150,000 end users, many of whom use the product through a web browser. License fees for ET Enterprise vary depending on the number of employees.

      Recently, we have teamed with Call Technologies, Inc. to develop a telephony interface to ET Enterprise. This interface will allow any user with access to a home, business, pay or cellular phone to enter a timesheet. This Interactive Voice Response (IVR) add-on product to ET Enterprise is now in beta release.

      Other Legacy Software Products. In addition to the above products currently marketed, we also maintain and support two legacy product lines that we no longer market. These include System1 and CFMS. System1 was our original accounting system for government contractors. We estimate that approximately 2,000 companies have licensed System1 since it was commercially released in 1985. As of December 31, 1999, approximately 1,127 licensees were continuing to pay for ongoing support services related to System1. Since our introduction of our more advanced Costpoint system, the majority of our new customers have licensed Costpoint systems, and new System1 sales have decreased in number and system size. Our strategy is to migrate as many of these System1 users to our newly introduced GCS Premier product, which delivers similar functionality with modern technology and updated feature sets. We presently provide significant discounts to customers migrating from System1 to GCS Premier.

      The CFMS product line includes three older-generation accounting systems designed and developed for architecture and engineering firms by Harper and Shuman. Through December 31, 1999, CFMS systems have been licensed to over 2,700 organizations. We intend to seek migration of CFMS users to Advantage or Costpoint. To date, 1,500 CFMS users have migrated to the Advantage product.

      We plan to continue to offer maintenance updates and telephone support services to System1 and CFMS/ RD users for the foreseeable future but do not plan to make significant software enhancements to these products.

      Third-Party Products. We incorporate into our software products certain application software licensed from third parties. The Business Intelligence Tools, Impromptu and Power Play, are both licensed from Cognos Corporation, and the System1 report-writer, Intelligent Query, is also licensed from a third party. These Business Intelligence Tools are an enterprise solution for database query and reporting on the desktop and over the web. The tools enable the user to quickly and easily create any query and report, while providing administrators with flexibility, scheduling and distribution capabilities. In order to support Oracle, Sybase and Centura relational databases, Costpoint contains certain native “router” software licensed from Centura. In addition, our Costpoint customers must license applicable database software from Oracle, Sybase, Centura, or Microsoft, either directly or through Deltek. Because some customers desire a “turnkey” solution, we occasionally purchase servers, network software and other software and hardware products, which we resell or sublicense to our customers and install with Deltek products to provide a fully operational system.

Customer Service and Support

      An integral part of our solution is to provide superior services and support directly to our customers. These services include comprehensive implementation and consulting, training and ongoing support. We believe that our reputation for providing high quality services and our ability to work directly with our customers, rather than through third-party resellers and system implementers, are significant competitive advantages.

      Implementation and Consulting Services. We typically provide a full range of consulting and technical services to customers both during and after implementation of Deltek software. Our system consultants are involved in the important early planning and design stages of an implementation, participate in user training, and work closely with the customer during the two- to 12-month period just before and after the “going live” date. After the implementation is completed, our consultants typically maintain an ongoing relationship with the customer and assist the customer in refining their systems and adding functionality as their business grows and requirements change. Our implementation and consulting services are generally charged on a time and materials basis.

      Ongoing Support Services. We provide comprehensive telephone support during business hours as well as supplemental emergency support after hours and on weekends. We utilize a sophisticated in-house support tracking system that enables call, problem and resolution tracking. We also maintain an “open phone” policy whereby customers are encouraged to contact any supervisor or senior manager at Deltek for any reason. We typically handle between 450 and 650 support calls per day. We provide periodic updates and enhancements to each of our software products. Typically, we provide several minor updates per year, which include system error corrections, tax table updates and other minor enhancements, and new version releases periodically, which include major enhancements and changes to the database design. Telephone support and periodic product enhancements and updates are provided for fees that are payable quarterly and initially represent, on an annual basis, between 15% and 20% of the related software license fee.

      Training Services. Our training facilities are located at our McLean, Virginia headquarters and at our offices in San Jose, California, St. Louis, Missouri and Cambridge, Massachusetts, where we provide regularly scheduled training classes on approximately 40 topics related to our products. We maintain system laboratories at our training facilities, which are available for customer testing, benchmarking and troubleshooting. We also offer custom, on-site training classes. Training is billed hourly or on a per class basis.

Customers

      Since inception, we have licensed our products to over 5,000 project-oriented organizations, predominantly in the United States, across a spectrum of industries. Project-oriented industries that we currently serve include IT services and consulting, architectural, engineering, environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many project-oriented businesses within these industries provide products and services under government contracts. No customer accounted for more than 10% of the Company’s total revenues in 1997, 1998 or 1999.

Sales and Marketing

      We sell our products and services primarily through our direct sales force. As of December 31, 1999, we had 36 full-time sales personnel and 16 full-time marketing personnel at our offices in McLean, Virginia, St. Louis, Missouri, Cambridge, Massachusetts and San Jose, California. In January 1999 we established a sales and marketing office in London, England.

      Our sales cycle begins with the generation of a sales lead or the receipt of a request for proposal. Sales leads are generated by direct mailing to potential customers in selected markets, as well as through advertising, seminars and trade shows. Our sales personnel work closely with prospective customers to understand their reasons for undertaking a system change and to identify their specific business and system requirements. Increasingly, we target project managers in addition to accounting managers. When the prospective customer is ready for a product demonstration, we utilize specially trained and industry-experienced professionals to provide the product presentation. We provide prospective customers with information to explain the capabilities and benefits of our products and to assist in planning for the system implementation. The licensing and implementation of our business software products is often a decision with significant enterprise-wide implications involving a substantial commitment of the customer’s management attention and resources. The period between initial customer contact and the customer’s purchase commitment typically ranges from three to 18 months. Accordingly, our sales process is subject to delays associated with a lengthy evaluation and approval process, including delays over which we have little or no control.

      Our strategy is to expand our sales and marketing activities by targeting organizations in additional project-oriented and professional services industries, in both domestic and international markets. Additionally, a significant source of business for us is migrating existing customers to other systems. In support of our marketing efforts for existing customers, we conduct ongoing customer communications programs and an annual user conference.

Product Development

      Our product development is generally organized into teams of six to 12 developers who handle a particular product area, a group of programs or functions, or a new development area. Each development team includes one or more subject matter experts who are instrumental in the design of each new module and capability. Following the completion of high-level design, the development team receives assistance from our database design team, which helps with the important step of designing, or making changes to the relational database architecture. Throughout the development process, and particularly when the initial programming has been completed, quality assurance team members provide testing and analysis to ensure that the application has been developed using standards and functions appropriate to its design and purpose. Our product architecture group supports many of our product development groups and focuses on development, enhancement and maintenance of the object-oriented product development tools used throughout the development process. We utilize a sophisticated in-house system for tracking the development process, program check-in and check-out, version control and system error and bug tracking.

      A significant portion of the development related to the Costpoint product line is conducted using two fourth-generation client/server development tools, SQLWindows and Team Developer, which we license from Centura. In order to optimize performance for process-intensive functions in Costpoint, such as project costing and billing applications, we make extensive use of database-specific stored procedures which enable specific applications to operate much faster with considerably less network traffic. C and C++ programming is also used throughout Costpoint in various situations to improve performance and functionality. Microsoft Visual Basic 5.0 as the primary development tool for many of our new software products, including Project Workplace. Using the above development tools, we have developed a number of reusable objects and classes to better facilitate development.

      Our primary development initiatives include the completion of additional modules and e-business capabilities within our Project Workplace, front-office CRM product suite, final completion of remaining GCS Premier modules, and a new software application for planning and budgeting. The primary focus with these additional modules and capabilities will be to enable a better end-to-end solution for the delivery of PSA. In addition, the Company has identified the market need to add a web interface to its back-office accounting products, Costpoint, Advantage and GCS Premier. While web-based Business Intelligence reporting tools were added over the past year, there is still a need to provide core functionality through a standard web browser interface. Development of completely new, web-based versions of the back office products may take several years.

      In addition to the above development efforts, our product development groups are continually focused on enhancements and customary error corrections to existing versions, and development of future versions of Project Workplace, Costpoint, Advantage, ET Enterprise and GCS Premier.

      Our software development expenses, exclusive of certain development costs which have been capitalized, were $11.2 million, $15.0 million and $16.7 million in 1997, 1998 and 1999, respectively. As of December 31, 1999, we had 247 employees engaged in product development and quality assurance activities, including 21 employees at our development office in Manila, the Philippines.

Competition

      The market for client/server-based business and web-based application software is highly competitive and rapidly changing. Our products are targeted toward a wide range of project-oriented organizations, and the competition that we encounter varies depending upon the customer’s size, industry and specific system requirements. For larger implementations of our enterprise-wide products, our principal competitors include Oracle, PeopleSoft, Inc., J.D. Edwards, and SAP AG. For smaller implementations of our enterprise-wide products, our competitors include Great Plains Software, Inc., Maxwell Business Systems, Inc., Platinum Software Corporation, Solomon Software, State of the Art, Inc., Timberline Software Corporation, and Semaphore Corporation, some of which offer industry-specific products. ET Enterprise competes with electronic timekeeping systems offered by vendors including Executive Partners Software, Automatic Data Processing, Inc. and Oracle. Our front-office applications face competition from well-known companies such as Siebel Systems, Inc. and Goldmine Software Corporation. We also face indirect competition from the internal MIS departments of our potential customers.

      We believe that competition in the rapidly evolving markets for business application software is based primarily on product features and functions, product architecture, ease of implementation, vendor and product name recognition and reputation, customer service and support, and price. We believe that we have competed effectively to date by developing products and services that meet the unique needs of project-oriented organizations. We also believe that our reputation for high quality service and support, its ability to work directly with its customers and its ability to provide rapid implementations have constituted competitive advantages.

      The front-office systems market faces competition from customer’s internal information technology departments, systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop front office systems in-house, either alone or with the help of systems integrators. We may not be able to compete successfully in this market.

      Many of our competitors have significantly greater financial, technical, marketing and other resources than Deltek. As our larger competitors, such as Oracle and Peoplesoft, begin to experience a deceleration in their core business and refocus their marketing and sales efforts to the middle market in which we actively market our products, we expect such competitors to implement increasingly aggressive pricing programs. In addition, certain competitors, particularly Oracle, PeopleSoft, and Siebel, have well-established relationships with many of our current and prospective customers and with major accounting and consulting firms that may have an incentive to recommend such competitors over us. Moreover, as we attempt to penetrate other strategic vertical and PSA markets, we will likely encounter competitors with substantially more experience in those markets.

Employees

      As of December 31, 1999, we had 654 full-time employees, including 247 employees primarily engaged in product development and quality assurance, 130 in customer support and training activities, 178 in consulting, 61 in sales and marketing, and 38 in finance and administration. None of our employees is represented by a labor union or is subject to a collective bargaining agreement.

ITEM 2.	PROPERTIES

      Our corporate headquarters, our principal administrative, product development, sales and marketing operations and our principal customer training center are located in 85,000 square feet of office space in a building in McLean, Virginia, which we occupy under leases expiring in March 2002, subject to our right to extend the lease term by one or three years. We also lease approximately 4,124 square feet in Denver, Colorado, under a lease expiring on January 31, 2001, which has been subleased to a third party, and 4,855 square feet in San Jose, California, under a lease expiring in January 2002. We lease approximately 20,134 square feet in Cambridge, Massachusetts under leases expiring in 2002, and 5,162 square feet in St. Louis, Missouri under a lease expiring in 2003. We believe that our existing facilities and offices are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms. See Notes to Consolidated Financial Statements for information regarding our obligations under facilities leases.

ITEM 3.	LEGAL PROCEEDINGS

      We are not a party to any material pending legal proceedings, other than ordinary and routine litigation incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since February 25, 1997, the Company’s Common Stock has been traded on the Nasdaq National Market under the symbol “DLTK.” The high and low per share sales prices for the Company’s Common Stock for each period indicated, as reported on the Nasdaq National Market, are as follows:

	Price

	High	Low

Year Ended December 31, 1998

First Quarter	$21.13	$15.75

Second Quarter	25.25	16.50

Third Quarter	24.50	16.50

Fourth Quarter	19.13	13.50

Year Ended December 31, 1999

First Quarter	$19.13	$8.25

Second Quarter	11.00	8.06

Third Quarter	17.13	9.13

Fourth Quarter	17.88	9.69

      On March 24, 2000, the closing price for our Common Stock was $15.50 per share and we had approximately 72 shareholders of record. Management believes there are approximately 2,700 beneficial holders of our Common Stock and has been advised that there are 121 individual participants holding approximately 51% of the outstanding Common Stock pursuant to security position listings furnished by Cede & Co., New York, New York, registered clearing agency and depository.

      As a former S Corporation, we made cash distributions to our shareholders, including in connection with the termination of the Company’s S Corporation status in February 1997. In 1997, 1998 and 1999, we paid

$13.6 million, $369,000 and $0, respectively, in such cash distributions to the S Corporation shareholders. We do not intend to pay cash dividends in the future as we intend to retain all earnings to support planned growth.

ITEM 6.	SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein or incorporated herein by reference. The statement of operations data set forth below with respect to the years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report. The statement of operations data set forth below with respect to the years ended December 31, 1995 and the balance sheet data as of December 31, 1995 are derived from unaudited financial statements not included in this Annual Report. All amounts for all periods have been restated to reflect the acquisition of Harper and Shuman in May 1998, which was accounted for using the pooling-of-interests method of accounting. The unaudited pro forma statement of operations data set forth below do not purport to be indicative of the results of operations that would have occurred had the termination of the Company’s S Corporation status occurred at December 31, 1994.

	Year Ended December 31,

	1995	1996		1997		1998		1999

Statement of Operations Data:

Revenues:

License fees	$11,656	$14,114		$21,043		$28,162		$29,836

Services	19,076	24,343		33,216		50,867		65,321

Third-party equipment and software	3,574	3,254		3,387		4,040		3,087

Total revenues	34,306	41,711		57,646		83,069		98,244

Operating expenses:

Cost of software	1,230	1,577		2,053		2,491		2,583

Cost of services	6,937	9,844		14,375		24,763		30,849

Cost of third-party equipment and software	2,750	2,516		2,631		3,146		2,640

Software development	6,577	8,380		11,214		15,014		16,663

Sales and marketing	4,178	5,000		6,643		10,353		11,592

General and administrative	2,790	3,018		3,558		4,163		5,939

Amortization of purchased intangibles	—	—		26		687		1,051

Stock option compensation	—	867	(1)	—		—		—

Acquisition and offering costs	—	—		320	(2)	1,475	(3)	—

Purchased in-process research and development	—	394	(1)	—		2,500	(3)	—

Total operating expenses	24,462	31,596		40,820		64,592		71,317

Income from operations	9,844	10,115		16,826		18,477		26,927

Interest income, net	384	392		781		1,066		1,166

Income before income taxes	10,228	10,507		17,607		19,543		28,093

Provision for income taxes	102	54		5,898		7,788		10,881

Net income	$10,126	$10,453		$11,709		$11,755		$17,212

Diluted net income per share						$0.64		$0.97

Weighted average shares, diluted						18,235		17,732

Pro Forma Statement of Operations Data (Unaudited)(4):

Provision for income taxes	$3,884	$4,092		$6,780

Net income	6,344	6,415		10,827

Diluted net income per share	$0.39	$0.39		$0.61

Weighted average shares, diluted	16,279	16,282		17,882

	December 31,

	1995	1996	1997	1998	1999

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$8,118	$9,381	$25,832	$33,376	$29,245

Working capital	5,641	7,309	20,132	29,662	32,174

Total assets	18,405	21,129	40,571	60,711	62,435

Total shareholders’ equity	9,671	12,233	25,814	41,406	47,242

(1)	In 1996, the Company incurred non-recurring, non-cash charges of $867,000 for stock option compensation and $394,000 for purchased in-process research and development. Exclusive of these charges, income from operations, net income, pro forma net income and pro forma diluted net income per share for 1996 would have been $11.4 million, $11.7 million, $7.2 million and $0.44, respectively.

(2)	In 1997, the Company incurred a non-recurring, non-cash charge of $320,000 for acquisition costs. Exclusive of this charge, income from operations, net income, pro forma net income and pro forma diluted net income per share for 1997 would have been $17.1 million, $12.0 million, $11.1 million and $0.62, respectively.

(3)	In 1998, the Company incurred non-recurring, non-cash charges of $1.5 million for acquisition costs and $2.5 million for purchased in-process research and development. Exclusive of these charges, income from operations and net income for 1998 would have been $22.5 million and $15.7 million, respectively.

(4)	Prior to February 25, 1997, Deltek (excluding Harper and Shuman) elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if Deltek had not elected S Corporation status for the periods indicated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. Except for historical information, certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. These forward-looking statements are subject to various risks and uncertainties, including the demand for products, the size and timing of specific sales, the level of product and price competition, the length of sales cycles, economic conditions, and the Company’s ability to develop and market new products and control costs. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Overview

      Deltek is a leading provider of enterprise software products that enable project-oriented organizations and professional service firms to more effectively manage, operate and grow their operations. From 1985 through 1994, without considering revenues from the Company’s 1998 acquisition of Harper and Shuman, substantially all of the Company’s revenues were derived from licenses of its System1 business software, designed primarily for organizations providing products or services under contracts with the federal government, and services related to System1. In 1992, the Company began development of Costpoint, an advanced client/ server-based, enterprise-wide business software system, which was commercially released in June 1995 and which represented approximately 55.5% of the Company’s license fees for the year ended December 31, 1999. In addition to the above, the primary software product suites we currently market consist of Project Workplace, a web-enabled, front-office and customer relationship management solution for project-based environments; Advantage, an integrated, project-focused accounting system designed for professional services firms; GCS Premier, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; and ET Enterprise, an advanced employee timekeeping system.

      The Company’s revenues consist of fees derived from the licensing of its software products, service revenues from consulting and other services, and revenues from the resale of third-party equipment and the sublicensing of third-party software. For certain of its software products, the Company typically grants its customers a right of return for a full or partial refund of the license fee during a refund period, which is generally 60 to 90 days from the date of the initial software delivery. The Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. Costpoint license fees are recognized upon the expiration of the applicable refund period and are recorded as deferred revenues until recognized. Because of customers’ refund rights and the varying length of applicable refund periods, deferred revenues at the end of a quarter do not necessarily reflect revenues that the Company will recognize in a succeeding quarter. The Company generally recognizes license fees from its Advantage, System1 and ET Enterprise products upon delivery. Implementation and other consulting services are provided on a time and materials basis, billed monthly and recognized as the services are performed. Ongoing support services are provided for fees that are payable quarterly and initially represent between 15% and 20% of the related software license fee on an annual basis. Revenues from ongoing support services are recognized over the quarter in which the services are provided. Training is billed by the hour or per class and recognized as the services are provided. Revenues from third-party equipment and software are derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company’s systems and are generally recognized on delivery. The Company derives substantially greater profit margins from license fees than from service revenues or third-party equipment and software revenues. The mix of revenues can fluctuate from quarter to quarter, and such fluctuations can have a material effect on margins. Over the past five years, the percentage of the Company’s total revenues represented by service revenues has increased, and the Company anticipates that it will continue to do so.

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

	Percentage of Total Revenues
	Year Ended December 31,

	1997	1998	1999

Statement of Operations Data(1):

Revenues:

License fees	36.5%	33.9%	30.4%

Services	57.6	61.2	66.5

Third-party equipment and software	5.9	4.9	3.1

Total revenues	100.0	100.0	100.0

Operating expenses:

Cost of software	3.6	3.0	2.6

Cost of services	24.9	29.8	31.4

Cost of third-party equipment and software	4.6	3.8	2.7

Software development	19.4	18.1	17.0

Sales and marketing	11.5	12.5	11.8

General and administrative	6.2	5.0	6.0

Amortization of purchased intangibles		0.8	1.1

Acquisition and offering costs	0.6 (2)	1.8 (3)	—

Purchased in-process research and development	—	3.0 (3)	—

Total operating expenses	70.8	77.8	72.6

Income from operations	29.2	22.2	27.4

Interest income	1.3	1.3	1.2

Income before income taxes	30.5	23.5	28.6

Provision for income taxes	10.2	9.4	11.1

Net income	20.3%	14.1%	17.5%

Pro Forma Statement of Operations Data (Unaudited)(4):

Provision for income taxes	11.8%	—%	—%

Net income	18.8	—	—

(1)	All amounts have been restated to reflect the acquisition of Harper and Shuman in May 1998, which was accounted for using the pooling-of-interests method of accounting. See Note 1 of Notes to Consolidated Financial Statements.

(2)	In 1997, the Company incurred a non-recurring, non-cash charge for acquisition costs. Exclusive of this charge, income from operations, net income and pro forma net income for 1997 would have been 29.7%, 20.9% and 19.3%, respectively, of total revenues.

(3)	In 1998, the Company incurred non-recurring, non-cash charges for acquisition costs and purchased in-process research and development. Exclusive of these charges, income from operations and net income for 1998, would have been 27.0% and 17.4%, respectively, of total revenues.

(4)	Prior to February 25, 1997, Deltek (excluding Harper and Shuman) elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if Deltek had not elected S Corporation status for the periods indicated.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      License Fees. License fees for the year ended December 31, 1999 increased by 5.9% to $29.8 million from $28.1 million for the same period in 1998. The increase in license fees was attributable to ET Enterprise and Advantage license fees, which increased by 26.2% and 22.3% to $3.8 and $6.7 million, respectively, for the year ended December 31, 1999. License fees from System1 products were $2.5 million for the year ended December 31, 1999 compared to $2.4 million for the year ended December 31, 1998, an increase of 2.0%. Costpoint license fees decreased by .6% to $16.6 million for the year ended December 31, 1999 as compared to $16.7 million for the same period in 1998. We believe that the decline of Costpoint license fees was due to the saturation of the Y2K upgrade market as compared to 1998. License fees comprised 30.4% of the Company’s total revenues for 1999, compared to 33.9% for the comparable prior year period.

      Services. Service revenues for the year ended December 31, 1999 increased by 28.4% to $65.3 million from $50.9 million for the same period in 1998. The increase in service revenues was principally attributable to increased consulting services related to the demand to have systems such as Advantage and Costpoint implemented before January 1, 2000. Consulting service revenues increased by 39.0% to $31.9 million for the year ended December 31, 1999 from $22.9 million for the same period in 1998. Other service revenues increased by 19.0% to $33.4 million for the year ended December 31, 1999 from $28.0 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers. Service revenues comprised 66.5% of the Company’s total revenues for 1999, compared to 61.2% for the same period in 1998.

      Third-Party Equipment and Software. Revenues from third-party equipment and software for the year ended December 31, 1999 decreased by 23.6% to $3.1 million from $4.0 million for the comparable period in 1998. These revenues comprised 3.1% and 4.9% of total revenues for 1999 and 1998, respectively.

      Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the year ended December 31, 1999 was $2.6 million, an increase of 4.0% from $2.5 million for the same period in 1998. This change was due to an increase in software supplies and licensing activity.

      Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training, the International User Conference and ongoing maintenance and support. Cost of services for the year ended December 31, 1999 increased by 24.6% to $30.9 million from $24.8 million for the same period in 1998. The increase in cost of services was primarily due to increases in services personnel and the related costs associated with additional personnel, such as training and payroll overhead. Cost of services represented 47.2% and 48.7% of service revenues for the year ended December 31, 1999 and 1998, respectively. The decrease in cost of services as a percentage of service revenues was due to increased personnel utilization. Improved training and tenure of consultants, decreased cost and time per engagement. Exclusive of the users conference and reimbursable travel expenses which are billed at cost, cost of services represented 37.2% and 42.3% of related service revenue for the years ended December 31, 1999 and 1998, respectively.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the costs of computer and peripheral equipment and license fees and royalties for third-party software. Cost of third-party equipment and software for the year ended December 31, 1999 decreased to $2.6 million from $3.1 million for the same period in the prior year. As a percentage of related revenues, cost of third-party equipment and software products represented 85.5% and 77.9% for the year ended December 31, 1999 and 1998, respectively. The increase in these costs as a percentage of related revenues was the result of reduced margins on third party equipment sales.

      Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company’s existing software product lines and develop new products. Software development costs for the year ended December 31, 1999 increased by 11.0% to $16.7 million from $15.0 million for the same period in 1998. This increase was due primarily to travel expenses and hiring additional subcontractors for assisting in the development of new products including Project Workplace and MyProjectWorkplace.com. Software development costs represented 17.0% and 18.1% of total revenues for the year ended December 31, 1999 and 1998, respectively.

      Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company’s sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Commission expense also increased significantly. Sales and marketing expenses for the year ended December 31, 1999 increased by 12.0% to $11.6 million from $10.4 million for the same period in 1998. While sales and marketing expenses increased in total, as a percentage of total revenues they decreased by .7%. Sales and marketing expenses represented 11.8% of the Company’s total revenues for the year ended December 31, 1999, compared to 12.5% for the same period in 1998.

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company’s management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the year ended December 31, 1999 increased by 42.7% to $6.0 million from $4.2 million for the same period in 1998. This increase was due first and foremost to the Company’s overall growth and an increase in general and administrative personnel. To a lesser extent, an increase in bad debt expense for 1999 contributed. General and administrative expenses represented 6.0% of the Company’s total revenues for the year ended December 31, 1999, compared to 5.0% for the same period in 1998.

      Acquisition & Offering Costs. There were no acquisition and offering costs in 1999. A charge of $1.5 million was recorded for the year ended December 31, 1998 for the transaction costs related to the acquisition of Harper and Shuman which included the offering costs to register the shares and warrants for the acquisition of Harper and Shuman and SalesKit Software Corporation. The acquisition of Harper and Shuman was accounted for as a pooling-of-interests. See “— Overview.”

      Purchased In-Process Research and Development. There were no purchased in-process research and development expenses in 1999. A charge of $2.5 million was recorded during the year ended December 31, 1998 for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit. See “— Overview.”

      Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the year ended December 31, 1999 increased by 9.4% to $1.2 million from $1.1 million for the same period in 1998. This increase is due to better returns on marketable securities.

      Income Tax Provision. The Company’s effective tax rate for the year ended December 31, 1999 was 38.7%, as compared to the pro forma effective tax rate of 39.9% for the same period in 1998. The tax rate for the year ended December 31, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      License Fees. License fees for the year ended December 31, 1998 increased by 33.8% to $28.2 million from $21.0 million for the same period in 1997. The increase in license fees was principally attributable to Costpoint license fees, which increased by 41.4% to $16.7 million for the year ended December 31, 1998 from $11.7 million for the same period in 1997, reflecting increases in the number of modules licensed and the average size of new system installations, offset somewhat by discounts granted to System 1 users migrating to Costpoint systems. Advantage license fees increased by 51.1% to $5.5 million for the year ended December 31, 1998 as compared to $3.6 million for the same period in 1997. License fees from System1 products were $2.4 million for the year ended December 31, 1998 compared to $3.5 million for the year ended December 31, 1997, a decrease of 31.3%. The decline in System1 license fees was the result of increased licenses of the Company’s advanced client/ server system, Costpoint, to new customers. License fees for Electronic Timesheet increased by 61.2% to $3.0 million for the year ended December 31, 1998 from $1.8 million for the same period in 1997. License fees comprised 33.9% of the Company’s total revenues for 1998, compared to 36.5% for the comparable prior year period.

      Services. Service revenues for the year ended December 31, 1998 increased by 53.1% to $50.9 million from $33.2 million for the same period in 1997. The increase in service revenues was principally attributable to increased consulting services related to new implementations of Costpoint systems. Consulting service revenues increased by 102.3% to $22.9 million for the year ended December 31, 1998 from $11.3 million for the same period in 1997. Other service revenues increased by 27.7% to $28.0 million for the year ended December 31, 1998 from $21.9 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers and, to a lesser extent, increases in service rates. Service revenues comprised 61.2% of the Company’s total revenues for 1998, compared to 57.6% for the same period in 1997.

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

      Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training and ongoing maintenance and support. Cost of services for the year ended December 31, 1998 increased by 72.3% to $24.8 million from $14.4 million for the same period in 1997. The increase in cost of services was primarily due to increases in services personnel. Cost of services represented 48.7% and 43.3% of service revenues for the year ended December 31, 1998 and 1997, respectively. The increase in cost of services as a percentage of service revenues primarily reflected the increase in consulting revenues as a percentage of service revenues. The Company earns a lower margin on its consulting revenues than on its ongoing support service revenues. To a lesser extent, cost of services as a percentage of service revenues increased due to hiring of additional telephone support personnel to service the Company’s growing customer base. Exclusive of the users conference and reimbursable travel expenses which are billed at cost, cost of services represented 42.3% and 37.3% of related service revenue for the years ended December 31, 1998 and 1997, respectively.

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

      Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company’s existing software product lines and develop new products. Software development costs for the year ended December 31, 1998 increased by 33.9% to $15.0 million from $11.2 million for the same period in 1997. This increase was due primarily to hiring additional personnel. Software development costs represented 18.1% and 19.5% of total revenues for the year ended December 31, 1998 and 1997, respectively.

      Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company’s sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the year ended December 31, 1998 increased by 55.8% to $10.4 million from $6.6 million for the same period in 1997. This increase was due primarily to hiring additional personnel and increased marketing activities. The Company expects sales and marketing expenses to continue to increase for the foreseeable future as the Company pursues its strategy. Sales and marketing expenses represented 12.5% of the Company’s total revenues for the year ended December 31, 1998, compared to 11.5% for the same period in 1997. See “Business — Strategy.”

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company’s management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the year ended December 31, 1998 increased by 17.0% to $4.2 million from $3.6 million for the same period in 1997. This increase was due primarily to the Company’s overall growth. General and administrative expenses represented 5.0% of the Company’s total revenues for the year ended December 31, 1998, compared to 6.2% for the same period in 1997.

      Acquisition & Offering Costs. A charge of $1.5 million was recorded for the year ended December 31, 1998 for the transaction costs related to the acquisition of Harper and Shuman and the offering costs to register the shares and warrants for the acquisition of Harper and Shuman and SalesKit Software Corporation. The acquisition of Harper and Shuman was accounted for as a pooling-of-interests. See “— Overview.”

      Purchased In-Process Research and Development. A charge of $2.5 million was recorded during the year ended December 31, 1998 for the appraised valuation of the purchased in-process research and development costs acquired from SalesKit. See “— Overview.”

      Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the year ended December 31, 1998 increased by 36.5% to $1,066,000 from $781,000 for the same period in 1997. This increase is due to the higher level of cash balances available for investment.

      Income Tax Provision. The Company’s effective tax rate for the year ended December 31, 1998 was 39.9%, as compared to the pro forma effective tax rate of 38.5% for the same period in 1997. The tax rate for the year ended December 31, 1998 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman.

Liquidity and Capital Resources

      The Company has financed its operations almost exclusively from cash flow from its operations. As of December 31, 1999, the Company had cash and cash equivalents of $6.0 million, marketable securities of $23.3 million and working capital of $32.2 million.

      For the year ended December 31, 1999, the Company’s net cash provided by operating activities was $14.9 million. Accounts receivable, net of the allowance for doubtful accounts, were $13.4 million as of December 31, 1999, compared to $11.8 million as of December 31, 1998. Accounts receivable days sales outstanding was 56 days as of December 31, 1999, compared to 60 days as of December 31, 1998.

      Investing activities utilized $6.4 million for the year ended December 31, 1999. This amount included $605,000 in acquired marketable securities, $3.9 million in purchased property and equipment and $3.0 million of capitalized software production costs.

      Financing activities for the year ended December 31, 1999 consisted primarily of $497,000 in proceeds from the exercise of stock options and $689,000 from the issuance of stock under the Company’s employee stock purchase plan. This was offset by $13.3 million of common stock purchased and retired.

      The Company believes that its current liquidity, together with anticipated cash flow from operations, will satisfy the Company’s anticipated working capital and capital expenditure requirements through the foreseeable future. However, depending on its rate of growth, profitability and other factors, some of which are not in the Company’s control, the Company believes additional financing may be required to meet its working capital requirements or capital expenditure needs, including acquisitions, in the future. The Company may consider additional appropriate acquisitions should such opportunities present themselves. There can be no assurance that additional financing will be available when required or, if available, that any such financing will be on terms satisfactory to the Company.

Factors That May Affect Future Results and Market Price of Stock

      We may not be able to overcome loss of growth previously attributable to businesses that purchased software in order make their systems Y2K compliant. Management believes that the growth in demand for the Company’s products over the past several years was due in part to its customers’ needs to update their IT systems in preparation for the year 2000. By the middle of 1999, most project-oriented companies that needed to convert to year 2000 compliant systems (and thus were potential customers for the Company’s products) likely had purchased year 2000 compliant systems. Management believes that the future growth in demand for the Company’s products will depend in part upon the Company’s ability to offset the loss of any growth attributable to its customers’ needs to update their IT systems in preparation for the year 2000. There can be no assurance that the growth in demand for the Company’s products experienced over the past several years can be sustained. If such growth is not sustainable, the Company’s business, operating results and financial condition could be materially adversely impacted. Accordingly, the Company’s business, operating results and financial condition could be materially adversely impacted if the rate of sales for the Company’s products are delayed or substantially reduced.

      We may experience a downturn in sales from several of our core back office software products due to our inability to move their related technologies to a completely web-based architecture. IT directors of many companies now believe that all of their enterprise software applications should be deployable over the web. Other than Project Workplace, ET Enterprise, and the Business Intelligence reporting tools components of Costpoint, many of our software applications can not be operated over the Internet without the use of remote control software technology. It may take several years to rebuild many of these application products in technologies that will fully support a web-based, thin client architecture.

      We may experience fluctuations in quarterly operating results that may adversely impact the price of our stock. Our future results may vary from quarter to quarter depending upon a number of factors including the following:

•	the discretionary nature of our customers’ purchase and budget cycles;
•	demand for our products;
•	the size and timing of specific sales;
•	the delay or deferral of customer implementations;
•	the level of product and price competition that we encounter;
•	the length of our sales cycles;
•	our ability to attract and retain personnel;
•	the timing of new hires;
•	the timing of our new product introductions and product enhancements and of our competitors;
•	the mix of products and services we sell;
•	the activities of and acquisitions by our competitors;
•	the timing of our national user conference;
•	general economic conditions;
•	our ability to develop and market new software products and enhancements;
•	our ability to control costs; and
•	our ability to collect receivables.

      Our operating results, particularly our quarterly results could be significantly affected by the loss or delay of individual orders. Our revenues from license fees are difficult to predict because of the length and variability of our sales cycles (typically three to 18 months). Our operating expenses, on the other hand, are based on anticipated revenue trends. A high percentage of our operating expenses are relatively fixed. A delay in operating results from quarter to quarter. To the extent we incur expenses before obtaining anticipated revenues, our operating results could be materially adversely affected.

      For most of our software products, we typically grant customers a right of return for a full or partial refund of the license fee during the refund period. This is in part done to provide additional comfort to the Company’s prospective customers as well as to demonstrate the Company’s growing confidence in the reliability and stability of its core products. Refund periods generally range from 60 to 90 days from the date of the initial software delivery, but may be longer depending upon the monetary value and complexity of the transaction.

      Our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance. We also believe that many of our potential customers will continue to defer additional software expenditures beyond the final quarter of 1999 and we cannot predict when customer resources will again be available for the improvement of internal business systems. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors. In that event, the price of our common stock would likely be materially adversely affected.

      Future revenue growth is dependent in part on our successful introduction of Project Workplace. During 1999, we continued development on and released beta versions of Project Workplace, a front-office, customer relationship management (CRM) software application designed for project-oriented businesses, in August 1999. The general release was on March 10, 2000. Our future revenue growth from software sales is dependent, in part, on our ability to successfully launch this and additional new products. CRM applications are, by their nature, difficult to develop, implement and market and may require substantial customization at customer sites.

      Internet-enabled products present unique risks. Our newest product, Project Workplace, released in March 2000, is an internet-enabled software product. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products. We may not be able to effectively compete in the Internet-related products and services market. In addition, critical issues concerning the commercial use of the Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, operating results and financial condition could be materially and adversely affected.

      We compete with a number of companies, many of which have significantly greater financial, technical, marketing and other resources than the Company. As our larger competitors, such as Oracle, Peoplesoft and SAP, begin to experience a deceleration in their core business and refocus their marketing and sales efforts to the middle market in which we actively markets its products, we expect such competitors to implement increasingly aggressive pricing programs. In addition, certain competitors such as Oracle, Peoplesoft, SAP and Siebel, have well-established relationships with our current and prospective customers and with major accounting and consulting firms that may have an incentive to recommend such competitors over us. We also face indirect competition from the internal MIS departments of our potential customers. In the front-office systems market we face competition from customer’s internal information technology departments, systems integrators, as well as from other application software providers such as Siebel and Goldmine, that offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop front office systems in-house, either alone or with the help of systems integrators. We may not be able to compete successfully in this market.

      There can be no assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing or new competitors. In addition, increased competition may result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. See “Business — Competition.”

      Our future success is dependent upon our ability to hire and retain employees. Our success is dependent upon our ability to attract and retain highly skilled managerial, research and development, consulting, customer service, sales and marketing personnel. Although we currently are investing, and plan to continue to invest, significant resources to expand our direct sales force and our technical and customer support staff, we have at times experienced difficulties in recruiting and retaining qualified personnel. We could be adversely affected if we are unable to recruit qualified personnel or if senior managers or other such personnel were to leave our employ and qualified replacements were not available. Competition for skilled personnel in the software industry is intense, particularly in the Washington DC metro area. There can be no assurance that we will continue to be able to attract and retain the personnel we require to develop and market new and enhanced products or to market and service its existing products and conduct our operations successfully. Any inability to do so could have a material adverse effect on our business, operating results and financial condition. In addition, we may incur increased compensation costs in order to attract and retain skilled employees.

      Our success will also depend in part on the continued services of our key employees, particularly our senior management personnel. We do not have employment agreements with any of our key employees and do not maintain any key-person life insurance. The resignation or loss of Kenneth E. deLaski, the Company’s President and Chief Executive Officer, could have a material adverse effect on our business, operating results and financial condition.

      Our success will depend on our ability to shift revenue composition from our back-office products to our front-office products. For the years ended December 31, 1998 and 1999, 78.6% and 77.9%, respectively, of our software revenues were derived from licenses of our Costpoint and Advantage software products. In addition, we generate service revenues related to its Costpoint and Advantage products. However, it is the Company’s belief that our customers and prospects will have a significant interest in the new front-office applications.

      We face risks associated with new product development, rapid technology change, risks associated with new product development, and potential liability. The business application software market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future success will depend, to a substantial degree, upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. There can be no assurance that we will be successful in completing the development of new products and enhancements or that any new product or enhancement it may introduce will achieve market acceptance.

      The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from or integration with older products in order to minimize disruption in sales of existing products. There can be no assurance that our development efforts will progress satisfactorily or keep pace with industry developments. We allocate resources for research and development projects based on planned product introductions and enhancements; however, actual expenditures may significantly differ from amounts allocated. We have experienced, and may experience in the future, delays in the introduction of our products, due to factors internal and external to us. Additionally, because our software products are complex, there can be no assurance that, despite testing, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance. The sale and support of our software products entails the risk of product liability claims. In addition, the failure to perform services to a customer’s expectations may result in our not being paid for services rendered, may damage our reputation and may result in a claim being brought against us. We maintain errors and omissions insurance; however, a successful claim for product or service liability brought against us could have a material adverse effect upon our business, operating results and financial condition. See “Business — Products” and “— Product Development.”

      We may be subject to risks from acquisition activities. As part of our growth strategy, we have acquired or invested in, and from time to time may acquire or invest in, complementary businesses, technologies and product lines. In order to successfully integrate acquired products into our sales and marketing channels, we must train our sales force on acquired products and integrate employees of the acquired companies with respect to sales commission, territories, product positioning and training. In addition, certain of such acquired assets, licenses or technology may require significant additional development, such as the completion of product functionality, before the commercial release of products. Additional risks from acquisitions include disruption of our ongoing business; diversion of management from day-to-day operations; amortization of acquired intangible assets; impairment of relationships with customers, employees and strategic partners; loss of personnel; difficulty of maintaining uniform standards, controls, procedures and policies; and potential liabilities arising from any acquisition. Our inability to address such risks or fulfill expectations regarding revenues from acquired businesses, products and technologies could have a material adverse effect on our business, operating results and financial condition.

      Our continued success depends upon our ability to manage growth. We are currently experiencing growth and expansion, internally and through acquisitions, which have placed, and will continue to place, a strain on our administrative, operational and financial resources and demands on our systems and controls. This growth has resulted in an increasing level of responsibility for our management personnel. Our ability to manage our growth successfully will also require us to continue to expand and improve our operational, management and financial systems and controls on a timely basis. If our management is unable to manage growth effectively, our business, operating results and financial condition could be materially adversely affected.

      We face the uncertainty of expansion into new markets. We believe that our future success is dependent, in part, on our ability to successfully penetrate new project-oriented markets and , to adapt our product-development and marketing strategies to meet the developing needs of our marketplace, and to expand internationally. Although we have an ongoing program to further customize and add functionality to our products in order to address the specific needs of customers in new markets, our limited resources may restrict our ability to track developments in these markets, to develop appropriate products, and to effectively pursue product-development and marketing activities and strategies in multiple markets simultaneously. There can be no assurance that our products will be accepted in new markets. Our inability to successfully expand the markets for our products or develop marketing strategies could have a material adverse effect on our business, operating results and financial condition.

      We are partially dependent upon organizations with federal government contracts. A significant portion of our total revenues is derived from customers that provide products and services under federal government contracts. We believe that, at least in the near term, such organizations will continue to represent a large percentage of our customers and account for a significant percentage of our total revenues. While such organizations are subject to the same general economic conditions as other businesses, demand for their products and services is also dependent upon applicable procurement policies and the availability of appropriated funds. Any significant downsizing, consolidation or liquidation of such organizations as a result of changes in procurement policies, budget reductions or reallocations or other causes could adversely affect our business, operating results and financial condition.

      We continue to rely on third-party software development tools. We license from third parties certain software development tools that we utilize in the development of our products. Accordingly, we are dependent upon such third parties’ abilities to deliver quality products, correct errors, ensure year 2000 functionality, support their current products, develop new and enhanced products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. Should these third-party development tools become unavailable, or should their developers fail to adequately support or enhance them, we would be required to establish relationships with alternative third-party providers and to rewrite our products using different development tools. Although we believe that other development tools with comparable functionality are currently available from other third parties, there can be no assurance that, if needed, replacement products could be obtained on reasonable terms. In addition, there can be no assurance that we could successfully rewrite our products using different development tools or that it would not encounter substantial delays in doing so. Our inability to rewrite our products using different development tools on a timely and cost-effective basis could have a material adverse effect on our business, operating results and financial condition. See “Business — Products” and “— Product Development.”

      We may be unable to adequately protect our proprietary rights and be subject to risks of infringement. Our success and ability to compete is dependent in part upon its our proprietary software. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to establish and protect our rights in our software. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, design around or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Furthermore, we have no patents, and existing copyright law affords only limited protection. In addition, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position.

      There are currently no claims pending against us relating to the infringement of any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources from day-to-day operations or cause delays in the delivery or implementation of our products. In addition, such claims could require us to discontinue the use of certain software codes or processes, cease the manufacture, use and sale of infringing products, and develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance we would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to us. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

      Our principal shareholders have the ability to exercise control. Our principal shareholders, Kenneth E. deLaski, our President and Chief Executive Officer, and Donald deLaski, our Chairman, together with their affiliates, in the aggregate own approximately 50.4% of the outstanding shares of the Common Stock as of March 24, 2000. As a result, these shareholders, acting together, are able to effectively control substantially all matters requiring approval by our shareholders including the election of the Board of Directors and significant corporate transactions. Such influence by such shareholders could delay or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

      A substantial number of our shares are eligible for resale, which could adversely affect the market price. Substantially all of our restricted securities are available for resale pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) including the shares owned by the principal shareholders. In October 1998, pursuant to contractual obligations to do so, we registered an aggregate of 516,751 shares of Common Stock and 130,000 shares of Common Stock issuable pursuant to outstanding warrants under the Securities Act. Sales of substantial amounts of such restricted or registered securities could adversely affect prevailing market prices for the Common Stock.

      The market price of our common stock is volatile which could materially impact your investment. The market price of our Common Stock has historically been volatile. We believe factors such as quarterly fluctuations in results of operations, announcements of new products and acquisitions by us or by our competitors, changes in earnings estimates by analysts, changes in accounting treatments or principles and other factors may cause the market price of the Common Stock to fluctuate, perhaps substantially. The market price of our Common Stock also may be affected by our ability to meet market analysts’ expectations, and any failure to meet such expectations could have a material adverse effect on the market price of our Common Stock. In addition, securities prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our Common Stock in the future. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources from day-to-day operations, which could have a material adverse effect on our business, operating results and financial condition. See “Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

      The information required by this item is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

3. Exhibits: The exhibits listed in the following Exhibit Index are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Asset Purchase Agreement dated February 12, 1998 between SalesKit Software Corporation, Arch Acquisition Corp. and the Company.
2.2(2)	Agreement and Plan of Reorganization among Deltek Systems, Inc., Turtledove Acquisition Corp., Chester A. Shuman, the Harper and Shuman, Inc. Employee Stock Ownership Plan and Trust and the other shareholders of Harper and Shuman, Inc.
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.
3.2(3)	Amended and Restated Bylaws of the Registrant.
4.1(4)	Specimen Common Stock certificate of the Registrant.
4.2(1)	Form of Warrant issued to SalesKit Software Corporation
10.1(3)	1987 Employee Stock Option Plan.
10.2(3)	Employee Time Accelerated Stock Option Plan (revised).
10.3(3)	1996 Stock Option Plan.
10.4(3)	1996 Employee Stock Purchase Plan.
*10.5(5)	OEM Software License Agreement by and between the Company and Centura Software Corporation dated as of March 1, 1993, as amended.
*10.6(5)	Cognos Desktop OEM Agreement by and between the Company and Cognos Corporation dated as of February 28, 1994, as amended.
*10.7(5)	Micro Focus OSX Application Vendor License Agreement by and between the Company and Micro Focus Incorporated dated as of June 10, 1993, as amended.
10.8(3)	Agreement of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of November 12, 1991, as amended.
10.9(3)	Agreement of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of November 12, 1992, as amended.
10.10(4)	Form of Indemnity Agreement for officers and directors.
10.11(4)	Form of Tax Indemnification Agreement.
10.12(4)	Seventh Amendment to Agreements of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of December 17, 1997.
21(6)	Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
27.1	Financial Data Schedule.

*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 1998 (File No. 000-22001).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 1998 (File No. 000-22001).

(3)	Incorporated by reference to the Company’s Form S-1 filed on December 19, 1996 (File No. 333-18247).

(4)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed on January 28, 1997 (File No. 333-18247).

(5)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 filed on February 24, 1997 (File No. 333-18247).

      (b)  Reports on Form 8-K

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-22001).

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTEK SYSTEMS, INC.
(Registrant)

March 29, 2000

By:	/s/ KENNETH E. DELASKI _______________________________________ Kenneth E. deLaski, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2000	/s/ KENNETH E. DELASKI ---------------------------------------------- Kenneth E. deLaski, President, Chief Executive Officer, and Director

March 29, 2000	/s/ DONALD DELASKI ---------------------------------------------- Donald deLaski, Chairman of the Board

March 29, 2000	/s/ DAVID L. SPILMAN ---------------------------------------------- David L. Spilman, Chief Financial Officer (Principal Accounting Officer)

March 29, 2000	/s/ DARRELL J. OYER ---------------------------------------------- Darrell J. Oyer, Director

March 29, 2000	/s/ CHARLES W. STEIN ---------------------------------------------- Charles W. Stein, Director

March 29, 2000	/s/ ROBERT E. GREGG ---------------------------------------------- Robert E. Gregg, Director

DELTEK SYSTEMS, INC.

FINANCIAL STATEMENTS

As of December 31, 1998 and 1999
Together With Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Deltek Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Deltek Systems, Inc. (a Virginia corporation) and subsidiaries, as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deltek Systems, Inc. and subsidiaries, as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Vienna, Virginia

February 2, 2000

DELTEK SYSTEMS, INC.

DELTEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 1998 and 1999
(In Thousands, Except Share Data)

	1998	1999

Assets

Current assets:

Cash and cash equivalents	$9,515	$5,989

Marketable securities	23,861	23,256

Accounts receivable, net of allowance for doubtful accounts of $689 and $1,404, respectively	11,754	13,427

Deferred income taxes	1,678	842

Prepaid expenses and other current assets	2,159	3,853

Total current assets	48,967	47,367

Furniture, equipment, and leasehold improvements, at cost, net of accumulated depreciation and amortization of $6,556 and $8,289, respectively	4,312	6,516

Computer software development costs, at cost, net of accumulated amortization of $2,239 and $3,166, respectively	3,025	5,129

Purchased intangibles, net	4,349	3,298

Other assets	58	125

Total assets	$60,711	$62,435

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$7,711	$6,567

Deferred revenue	11,594	8,626

Total current liabilities	19,305	15,193

Commitments and contingencies (Note 8)

Shareholders’ equity:

Preferred stock, $0.001 par value per share; 2,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $0.001 par value; 45,000,000 shares authorized; 17,854,151 and 16,636,197 shares issued and outstanding at December 31, 1998 and 1999, respectively	18	17

Paid-in capital	21,568	10,023

Retained earnings	19,990	37,202

Less — Unearned compensation	(170)	—

Total shareholders’ equity	41,406	47,242

Total liabilities and shareholders’ equity	$60,711	$62,435

The accompanying notes are an integral part of these consolidated balance sheets.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1997, 1998, and 1999
(In Thousands, Except Per Share Data)

	1997	1998	1999

Revenues:

License fees	$21,043	$28,162	$29,836

Services	33,216	50,867	65,321

Third-party equipment and software	3,387	4,040	3,087

Total revenues	57,646	83,069	98,244

Operating expenses:

Cost of software	2,053	2,491	2,583

Cost of services	14,375	24,763	30,849

Cost of third-party equipment and software	2,631	3,146	2,640

Software development	11,214	15,014	16,663

Sales and marketing	6,643	10,353	11,592

General and administrative	3,558	4,163	5,939

Amortization of purchased intangibles	26	687	1,051

Acquisition and offering costs	320	1,475	—

Purchased in-process research and development	—	2,500	—

Total operating expenses	40,820	64,592	71,317

Income from operations	16,826	18,477	26,927

Interest income	781	1,066	1,166

Income before income taxes	17,607	19,543	28,093

Provision for income taxes	5,898	7,788	10,881

Net income	$11,709	$11,755	$17,212

Basic net income per share	$0.67	$0.66	$1.00

Diluted net income per share	$0.65	$0.64	$0.97

Weighted-average shares outstanding	17,398	17,814	17,284

Weighted-average shares outstanding, including dilutive effect of stock options	17,882	18,235	17,732

Pro forma statement of operations data (unaudited):

Income before provision for income taxes, as reported	$17,607

Income tax provision	6,780

Net income	$10,827

Pro forma basic net income per share	$0.62

Pro forma diluted net income per share	$0.61

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 1997, 1998, and 1999
(In Thousands, Except Share Data)

						Total
	Common	Par	Paid-In	Retained	Unearned	Shareholders’
	Stock Shares	Value	Capital	Earnings	Compensation	Equity

Balance, December 31, 1996	15,877,167	$16	$2,351	$10,586	$(720)	$12,233

Cash dividends	—	—	—	(13,614)	—	(13,614)

Accrued dividends payable	—	—	—	(400)	—	(400)

Net proceeds from initial public offering	1,700,000	2	16,386	—	—	16,388

Exercise of stock options	202,717	—	250	—	–	250

Issuance of shares for Employee Stock Purchase Plan	29,195	—	273	—	—	273

Purchase and retirement of common stock from ESOP	(24,146)	—	(5)	(77)	—	(82)

Purchase and retirement of common Stock	(80,000)	—	(1,211)	—	—	(1,211)

Amortization of unearned compensation	—	—	—	—	268	268

Net income	—	—	—	11,709	—	11,709

Balance, December 31, 1997	17,704,933	18	18,044	8,204	(452)	25,814

Reversed dividend accrual	—	—	—	31	—	31

Exercise of stock options	160,261	—	431	—	—	431

Issuance of shares for Employee Stock Purchase Plan	38,957	—	620	—	—	620

Purchase and retirement of common stock	(50,000)	—	(806)	—	—	(806)

Tax benefit of options exercised	—	—	2,097	—	—	2,097

Issuance of stock warrants for acquisition of SalesKit Software Corporation	—	—	932	—	—	932

Shareholder contribution	—	—	250	—	—	250

Amortization of unearned compensation	—	—	—	—	282	282

Net income	—	—	—	11,755	—	11,755

Balance, December 31, 1998	17,854,151	$18	21,568	19,990	(170)	41,406

Exercise of stock options	134,680	—	497	—	—	497

Issuance of shares for Employee Stock Purchase Plan	49,866	—	689	—	—	689

Purchase and retirement of common stock	(1,402,500)	(1)	(13,247)	—	—	(13,248)

Tax benefit of options exercised	—		516	—	—	516

Amortization of unearned compensation	—	—	—	—	170	170

Net income	—	—	—	17,212	—	17,212

Balance, December 31, 1999	16,636,197	$17	$10,023	$37,202	$—	$47,242

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 1997, 1998, and 1999
(In Thousands)

	1997	1998	1999

Cash flows from operating activities:

Net income	$11,709	$11,755	$17,212
Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation and amortization	1,548	2,787	3,711

Other noncash charges	268	1,575	170

Purchased research and development	—	2,500	—

Accreted interest on marketable securities	(186)	(34)	—

Change in accounts receivable, net	(1,233)	(5,295)	(1,673)

Change in prepaid expenses and other current assets	83	(523)	(1,245)

Change in accounts payable and accrued expenses	2,305	2,258	(1,144)

Change in income taxes payable	543	(543)	—

Change in deferred income taxes, net	159	(961)	836

Change in deferred revenue	1,400	3,988	(2,968)

Net cash provided by operating activities	16,596	17,507	14,899

Cash flows from investing activities:

(Purchase) sale of marketable securities	(14,763)	(8,878)	605

Purchase of property and equipment	(1,656)	(2,543)	(3,937)

Acquisition of SalesKit Software Corporation	—	(6,054)	—

Capitalization of computer software development costs	(679)	(1,276)	(3,031)

Net cash used in investing activities	(17,098)	(18,751)	(6,363)

Cash flows from financing activities:

Cash proceeds from initial public offering, net of offering costs	16,388	—	—

Cash dividends paid to stockholders	(13,614)	(369)	—

Cash proceeds from exercise of stock options	250	431	497

Cash proceeds from issuance of stock for employee Purchase plan	273	620	689

Common stock purchased and retired	(1,293)	(806)	(13,248)

Net cash provided by (used in) financing activities	2,004	(124)	(12,062)

Net increase (decrease) in cash and cash equivalents	1,502	(1,368)	(3,526)

Cash and cash equivalents, beginning of year	9,381	10,883	9,515

Cash and cash equivalents, end of year	$10,883	$9,515	$5,989

Cash paid during the year for income taxes	$5,157	$8,307	$11,231

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1998 and 1999

1.  Organization and Summary of Significant Accounting Policies:

      Deltek is incorporated under the laws of the Commonwealth of Virginia. The Company designs, develops, sells and supports a family of integrated software that provide project-oriented businesses with tools to more effectively manage, operate and grow their operations. The Company’s software products have been specifically designed to fulfill the needs of project-oriented companies and include both enterprise-wide systems as well as application software products that can be used either as a stand alone application or as an integrated part of the Company’s enterprise-wide systems. Deltek’s enterprise-wide products consist of Costpoint, an advanced client/ server business software system designed for all types of project-oriented organizations; Advantage, an integrated, project-focused accounting system designed for professional service firms; GCS Premier, a windows based solution for small to mid-sized businesses earning revenue from government contracts; System1, a character-based accounting system designed primarily for organizations providing products or services under contracts with the federal government; and CFMS, a family of older-generation project-based accounting systems used primarily by architecture and engineering firms. Deltek’s stand-alone application software product, ET Enterprise, an advanced employee timekeeping system, can be integrated with the Company’s enterprise-wide systems.

Consolidation Policy

      The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

      The calculation of basic net income per share is based on the weighted-average number of Company shares outstanding in each period. Diluted net income per share is based on the combined weighted-average number of shares and share equivalents outstanding, assuming dilution as calculated under the treasury stock method. No reconciling items exist between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share relates to outstanding stock options.

      Pro forma net income is based on the assumption that the Company’s S Corporation status was terminated at the beginning of 1997.

Management’s Use of Estimates

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

      The Company’s estimates of anticipated gross revenues, working capital, and the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures.

Revenue Recognition

      The Company recognizes software revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition,” and Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company grants perpetual licenses under a standard license agreement. For certain of its software products, the Company typically grants its customers a right of return for a full or partial refund of the license fee during a refund period which is generally 60 to 90 days from the date of the initial software delivery, although the Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Costpoint installations. The Company generally recognizes license fees from its System1, ET Enterprise and Advantage products upon delivery, whereas Costpoint license fees are recognized upon the expiration of the applicable refund period and are recorded as deferred revenue until recognized (Note 6). For contracts that involve significant installment payments, the Company also evaluates whether fees are fixed and determinable. If the fees are not fixed and determinable, the Company defers the recognition of revenue until the payments become due. Implementation and other consulting services are provided on a time and materials basis billed monthly and recognized as the services are performed. Telephone support and periodic enhancements and updates are provided for maintenance fees that are payable quarterly and initially represent between 15 percent and 20 percent of the related software license fee on an annual basis. Revenue from quarterly maintenance and support service is recognized over the term of the support agreement. Revenue from third-party equipment and software is derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company’s systems and is generally recognized upon delivery.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

      The Company accounts for its debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At acquisition, debt and equity securities are classified into three categories: held-to-maturity, available-for-sale, or trading. At each reporting date, the appropriateness of the classifications is reassessed.

      Included in the balance sheet at December 31, 1998 and 1999 are marketable securities of $23,861,000 and $23,256,000, respectively, that consist of investments in municipal bonds, money market accounts and floating rate bonds and are classified as available-for-sale and recorded at fair value. No material unrealized gains or losses were incurred in the years presented.

Furniture, Equipment and Leasehold Improvements

      Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Capitalized Computer Software Development Costs

      Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated lives of the products, which are generally five years. Amortization expense of approximately $698,000, $876,000, and $927,000 was recorded related to these costs during 1997, 1998, and 1999, respectively, and is included in cost of software.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. Marketable securities consist primarily of investments in municipal bonds, money market accounts and floating rate bonds with original maturities at date of purchase beyond three months. The credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management’s expectations.

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

Income Taxes

      Prior to February 1997, the majority of the Company’s operations had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, income or loss was prorated among the stockholders and reported on their individual income tax returns. Upon Deltek’s initial public offering, the entire Company became a C Corporation for federal and state income tax purposes.

      Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Purchased Intangibles

      The value of intangible assets acquired primarily relates to purchased technology that has reached technological feasibility. Purchased intangibles are being amortized over three to five years.

Impairment of Long-Lived Assets

      The Company complies with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ”. The Company reviews its long-lived assets, including software development costs; property, plant, and equipment; identifiable intangibles; and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

Accounting Pronouncements Not Yet Effective

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company must adopt this statement no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset or liability measured at its fair value. The Company does not expect SFAS No. 133 to materially impact its financial condition or results of operations.

Reclassifications

      Certain amounts in prior years’ financial statements have been reclassified to conform to the 1999 presentation.

2.  Harper and Shuman and SalesKit Business Combinations:

Harper and Shuman Business Combination

      In May 1998, Deltek Systems, Inc. completed its business combination with Harper and Shuman, Inc. (“H&S”) by exchanging 686,000 shares of its common stock for all of the common stock of H&S. Each share of H&S was exchanged for 5.64 shares of Deltek Systems, Inc. common stock. In addition, outstanding H&S stock options were converted at the same exchange factor into options to purchase approximately 4,000 shares of Deltek Systems, Inc. common stock.

      The acquisition constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as though H&S had always been a part of Deltek Systems, Inc. (hereafter H&S and Deltek Systems, Inc. are collectively referred to as the “Company” or “Deltek”).

SalesKit Acquisition

      In April 1998, the Company acquired substantially all of the assets of SalesKit Software Corporation (“SalesKit”), and assumed certain related liabilities. The purchase price consisted of cash of $6,054,000 and warrants with an estimated fair value of $932,000. The warrants allow the holder to purchase 130,000 shares of Deltek common stock at an exercise price of $22 per share, exercisable over a three-year period.

      The Company assigned $4,310,000 of the purchase price to intangible assets and existing technology and is amortizing this amount over five years. Based on the “stage of completion” valuation method, the Company assigned $2,500,000 to in-process research and development and expensed this amount in 1998. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. At closing, the Company recorded approximately $468,000 in assumed liabilities of SalesKit, primarily related to accrued liabilities and deferred revenue.

3.  Accounts Receivable:

      The Company periodically licenses its software to certain customers under monthly installment plans. Installment plans extending longer than four months are generally interest bearing.

4.  Accounts Payable and Accrued Expenses:

      Accounts payable and accrued expenses consist of the following (in thousands):

	December 31

	1998	1999

Accrued wages and other employee benefits	$4,291	$3,462

Deferred rent credits	315	125

Accounts payable and other accrued expenses	3,105	2,980

	$7,711	$6,567

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Income Taxes:

      In conjunction with Deltek’s initial public offering in February 1997, the Company (prior to the combination of H&S) changed from an S Corporation to a C Corporation for federal and state income tax purposes. H&S reported as a C Corporation for all years presented. The provision for income taxes is summarized as follows (in thousands):

	1997	1998	1999

Current:

Federal	$4,919	$7,958	$8,334

State	821	1,573	1,711

	5,740	9,531	10,045

Deferred:

Federal	136	(1,525)	694

State	22	(218)	142

	158	(1,743)	836

Tax provision	$5,898	$7,788	$10,881

      The income tax provision for continuing operations differs from that computed using the statutory federal income tax rate of 35 percent in 1998 and 1997 for the following reasons:

	1997	1998	1999

Computed Statutory Amount	$6,162	$6,840	$9,833

Tax Exempt Income	(187)	(327)	(340)

State Income Taxes, net of federal tax benefit	534	880	1,278

Non-taxable income during S Corporation Status	(644)	—	—

Non-deductible acquisition costs	—	388	—

Other	33	7	110

	$5,898	$7,788	$10,881

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is a summary of the significant components of the Company’s deferred tax assets and liabilities for 1998 and 1999.

	December 31

	1998	1999

Deferred tax assets:

Cash to accrual change in tax accounting method	$132	$65

Employee compensation & benefits	456	579

Reserves and other liabilities	914	634

Non–cash compensation	282	346

Purchased Intangibles	1,148	1,331

Other	121	308

Total deferred tax assets	3,053	3,263

Deferred tax liabilities:

Depreciation	(259)	(363)

Computer software development costs	(1,100)	(2,030)

Other	(16)	(28)

Total deferred tax liabilities	(1,375)	(2,421)

Valuation reserve	—	—

Net deferred tax asset (liability)	$1,678	$842

6. Deferred Revenue:

      The Company had deferred revenue of approximately $3,747,000 and $2,003,000 as of December 31, 1998 and 1999, respectively, attributable to the sales of licenses of Costpoint, and Electronic Timesheet software. The revenues related to Costpoint will be recognized upon the expiration of the refund period and right of return, generally 60 to 90 days from the date of delivery, and the fulfillment of any significant vendor obligations. Also included in deferred revenue are ongoing software support and consulting and training services.

7.  Commitments and Contingencies:

Office Space Lease

      The Company leases office space under noncancellable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $2,389,000 and $2,909,000 for the years ended December 31, 1998 and 1999, respectively. The Company’s primary lease expires in March 2002.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 1999, the future minimum operating lease payments are as follows:

Year Ending
December 31	Amount

(In Thousands)

2000	$3,411

2001	3,376

2002	1,803

2003	1,068

Thereafter	—

$9,658

Profit-Sharing Plan

      The Company has a 401(k) profit-sharing plan covering all eligible employees. Employees are eligible to participate in the plan after they have completed six months of service. Once the eligibility requirement is satisfied, employees may become participants on the earlier of the first day of the plan year or the first day of the seventh month of the plan year coinciding with the employees’ eligibility. Company contributions vest ratably over five years. The Board of Directors approved a contribution of 4 percent of eligible compensation for both 1998 and 1999. The Company’s accrued contribution for 1998 and 1999 was approximately $936,000 and $1,210,785, respectively.

Other Matters

      The Company’s continuing operations are involved in various claims incidental to its business. The Company is contesting these matters and in the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on the financial condition or the future operating results of the Company.

8.  Preferred Stock:

      The Company’s Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult.

9.  Employee Stock Option Plans:

1987 Employee Stock Option Plan

      Prior to April 1, 1996, the Company’s sole stock option plan was the 1987 Employee Stock Option Plan (the “1987 Plan”), a nonqualified plan. No further options can be issued under the 1987 Plan. Options are exercisable over ten years, subject to a five-year vesting period. Options granted pursuant to the 1987 Value Plan are generally nontransferable.

      At December 31, 1999, 111,950 options were outstanding and 111,050 options were exercisable under the 1987 Plan at exercise prices ranging from $.249 to $.517 per share.

Employee Time Accelerated Stock Option Plan

      On April 1, 1996, the Company created the Employee Time Accelerated Stock Option Plan (the “Accelerated Plan”), under which 1,500,000 shares of common stock were reserved for issuance, and granted

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options thereunder to purchase 679,500 shares at an exercise price of $4.00 per share, the appraised value of the common stock on the date of grant. Originally these options vested 100 percent on January 1, 2004. However, upon the initial public offering of the Company’s common stock, these options began vesting ratably over a five-year period from the date of grant. In December 1996, the Board of Directors reduced the number of shares of common stock reserved for issuance under the Accelerated Plan to equal the number of shares issuable upon the exercise of options outstanding at December 10, 1996. At December 31, 1999, 330,950 options were outstanding and 151,550 options were exercisable under the Accelerated Plan.

1996 Stock Option Plan

      The Company’s Board of Directors and the shareholders of the Company adopted a new 1996 Stock Option Plan (the “1996 Option Plan”) in December 1996. A total of 2,100,000 shares of common stock have been reserved for issuance under the 1996 Option Plan. No options were granted under the 1996 Option Plan during the 1996 fiscal year. At December 31, 1999, 997,001 options were outstanding and 200,060 options were exercisable at exercise prices ranging from $8.00 to $18.687 per share. The 1996 Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and for grants of nonstatutory options to employees, nonemployee directors and consultants.

      The exercise price of incentive stock options granted under the 1996 Option Plan must not be less than the fair market value of the common stock on the date of the grant, and the exercise price of nonstatutory options must not be less than 85 percent of the fair market value of the common stock on the date of the grant. With respect to any optionee who owns stock representing more than 10 percent of the voting power of all classes of the Company’s outstanding common stock, the exercise price of any incentive stock option must be equal to at least 110 percent of the fair market value of the common stock on the date of the grant, and the term of the option must not exceed five years. The terms of all other options may not exceed 10 years.

1996 Employee Stock Purchase Plan

      The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and approved by the shareholders of the Company in December 1996. A total of 400,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the lower of fair market value of the common stock on the first day of the offering period or the last day of the offering period. Since the Purchase Plan’s inception in 1997, 118,018 shares of common stock have been issued.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Activity

      The following table summarizes the activity of all the Company’s stock option plans:

	Number of
	Shares	Price Per Share

Shares under option, December 31, 1996	1,063,000	$0.249 – 4.000

Options granted	347,000	8.00 – 22.500

Options canceled	(74,800)	0.392 – 11.000

Options exercised	(202,716)	0.304 – 4.000

Shares under option, December 31, 1997	1,132,484	0.249 – 22.500

Options granted	623,108	3.191 – 24.500

Options canceled	(116,501)	0.517 – 24.500

Options exercised	(160,261)	0.304 – 18.750

Shares under option, December 31, 1998	1,478,830	0.249 – 18.687

Options granted	283,610	8.750 – 18.000

Options canceled	(187,859)	8.500 – 18.750

Options exercised	(134,680)	0.304 – 11.000

Shares under option, December 31, 1999	1,439,901	0.249 – 18.687

      On December 11, 1998, the Company repriced 383,050 options, which had exercise prices between $18.75 and $24.50 per share to the then current market price of $18.687 per share. This was Company’s first repricing of options and did not benefit executive officers, affiliates, or major shareholders.

      The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective for the Company’s December 31, 1996 financial statements. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e. the difference between the exercise price and the fair value of the Company’s stock).

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	1997	1998	1999

	(In Thousands, except per share data)

Net income before taxes, as reported	$17,607	$19,543	$28,093

Pro forma income tax provision	6,777	8,585	9,873

Pro forma compensation expense	896	1,317	2,589

Pro forma net income	$9,934	$9,641	$15,631

Diluted earnings per share, as reported	$0.61	$0.64	$0.97

Diluted earnings per share, pro forma	$0.56	$0.53	$0.88

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1998, and 1999, respectively; no dividend yield, expected volatility of 70, 60, and 70 percent, risk-free interest rates of approximately 5.9, 4.6, and 6.5 percent, respectively, and expected lives of seven years. The volatility was based on the volatility percentage of Deltek and comparable publicly traded companies since the Company does not have a sufficient history of stock transactions. Income taxes represent the assumed effective rate which the Company would pay if it had

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated its election as an S Corporation as of January 1, 1997, net of any tax benefit for the incremental increase in pro forma compensation expense.

10.  Segment Reporting

      The Company operates in one industry segment; the design, development, marketing and support of project accounting enterprise resource planning applications software products. The majority of the Company’s revenues are derived in the United States.

11.  Quarterly Financial Data (unaudited):

      The following unaudited quarterly data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share data).

	March 31,	June 30,	September 30,	December 31,
	1998	1998	1998	1998

Net sales	$17,753	$19,949	$21,604	$23,763

Gross profit	11,487	12,696	13,609	14,877

Net income	3,106	776 (1)	3,716	4,157

Basic net income per common share	$0.18	$0.04	$0.21	$0.23

Fully diluted net income per common share	$0.17	$0.04	$0.20	$0.23

	March 31,	June 30,	September 30,	December 31,
	1999	1999	1999	1999

Net sales	$23,507	$23,836	$25,139	$25,762

Gross profit	14,838	15,588	15,484	16,262

Net income	4,041	4,367	4,304	4,500

Basic net income per common share	$0.23	$0.25	$0.25	$0.27

Diluted net income per common share	$0.22	$0.25	$0.25	$0.26

(1)	Reflects pretax non-recurring expenses of $2,500 for purchased in-process research and development and $1,096 for acquisition costs associated with a pooling-of-interests.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Deltek Systems, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States the financial statements of Deltek Systems, Inc. included in this Form 10-K and have issued our report thereon dated February 2, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I, Valuation and Qualifying Accounts, is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Vienna, Virginia

February 2, 2000

Schedule II

DELTEK SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1997, 1998, and 1999

	Beginning	Amounts	Charged	Ending
	Balance	Written-Off	to Expense	Balance

December 31, 1997:

Bad-debt reserves	$466	$(174)	$281	$573

December 31, 1998:

Bad-debt reserves	573	(69)	185	689

December 31, 1999:

Bad-debt reserves	689	(2,900)	3,615	1,404