Form 10-Q
period 2000-03-31
DELTEK SYSTEMS INC
filed 2000-05-15
CIK 1029299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the transition period from        to       .
                                                             ------    ------

                         Commission File Number: 000-22001

                              DELTEK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                    Virginia                                               54-1252625
         (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
         incorporation or organization)

        8280 Greensboro Drive, McLean, Virginia                                 22102
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

                                            Yes  X            No
                                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class                                       Outstanding at May 12, 2000

Common Stock, $.001 par value                        16,721,840

                              DELTEK SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999                                                          3

Consolidated Statements of Income for the Three Months                                  4
         Ended March 31, 2000 and March 31, 1999

Consolidated Statements of Cash Flows for the Three Months                              5
         Ended March 31, 2000 and March 31, 1999

Notes to Unaudited Consolidated Financial Statements                                    6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                    14

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                            14
ITEM 2 -  Changes in Securities and Use of Proceeds                                    14
ITEM 3 -  Defaults upon Senior Securities                                              14
ITEM 4 -  Submission of Matters to a Vote of Security Holders                          14
ITEM 5 -  Other Information                                                            14
ITEM 6 -  Exhibits and Reports on Form 8-K                                             15


SIGNATURES                                                                             16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                              DELTEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              MARCH 31,           DECEMBER 31,
                                                                              ---------           ------------
                                                                                2000                  1999
                                                                                ----                  ----
                                                                             (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 9,806            $   5,989
   Marketable securities                                                           21,649               23,256
   Accounts receivable, net of allowance for doubtful
       accounts of $945 and $1,404, respectively                                   14,197               13,427
   Prepaid expenses, deferred income taxes and other
   current assets                                                                   2,503                4,695
                                                                                    -----                -----
      Total current assets                                                         48,155               47,367
                                                                                   ------               ------
FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, AT
   COST, NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION
   OF $8,813 AND $8,289 RESPECTIVELY                                                6,964                6,516
COMPUTER SOFTWARE DEVELOPMENT COSTS, AT COST, NET OF
   ACCUMULATED AMORTIZATION OF $3,408 AND $3,166,
   RESPECTIVELY                                                                     5,858                5,129
PURCHASED INTANGIBLES, NET OF ACCUMULATED
  AMORTIZATION OF $2,034 AND $1,786, RESPECTIVELY                                   3,050                3,298
OTHER ASSETS                                                                          173                  125
                                                                                ---------            ---------
      Total assets                                                              $  64,200            $  62,435
                                                                                =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $   5,817            $   6,567
   Deferred revenue                                                                 6,576                8,626
                                                                                ---------            ---------
      Total current liabilities                                                    12,393               15,193
                                                                                ---------            ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value per share, 2,000,000
    shares authorized, none issued or outstanding                                     ---                  ---
   Common stock, $0.001 par value per share, 45,000,000
    shares authorized, 16,718,440 and 16,636,197 shares
    issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively                                                    17                   17
   Paid in capital                                                                 10,481               10,023
   Retained earnings                                                               41,385               37,202
   Accumulated Other Comprehensive Income                                            (76)                  ---
                                                                                ---------            ---------
    Total shareholders' equity                                                     51,807               47,242
                                                                                ---------            ---------
      Total liabilities and shareholders' equity                                $  64,200            $  62,435
                                                                                =========            =========

The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             2000                 1999
                                                                             ----                 ----
                                                                         (UNAUDITED)          (UNAUDITED)
                                                                         -----------          -----------
REVENUES:
   License fees                                                            $   7,049            $   6,661
   Services                                                                   17,689               15,858
   Third-party equipment and software                                            555                  988
                                                                           ---------            ---------
Total revenues                                                                25,293               23,507
OPERATING EXPENSES:
   Cost of software                                                              820                  743
   Cost of services                                                            8,802                7,129
   Cost of third-party equipment
      and software                                                               531                  797
   Software development                                                        4,154                4,091
   Sales and marketing                                                         2,724                2,671
   General and administrative                                                  1,456                1,517
   Amortization of purchased intangibles                                         248                  278
                                                                           ---------            ---------
Total operating expenses                                                      18,735               17,226
INCOME FROM OPERATIONS                                                         6,558                6,281
INTEREST INCOME                                                                  268                  326
                                                                           ---------            ---------
INCOME BEFORE INCOME TAXES                                                     6,826                6,607
PROVISION FOR INCOME TAXES                                                     2,643                2,566
                                                                           ---------            ---------
NET INCOME                                                                 $   4,183            $   4,041
                                                                           =========            =========

BASIC NET INCOME PER SHARE                                                 $    0.25            $    0.23
DILUTED NET INCOME PER SHARE                                               $    0.25            $    0.22

WEIGHTED AVERAGE SHARES OUTSTANDING                                           16,678               17,880
WEIGHTED AVERAGE SHARES OUTSTANDING, INCLUDING DILUTIVE EFFECT OF
STOCK OPTIONS                                                                 16,964               18,185

The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                  2000                1999
                                                                                  ----                ----
                                                                               (UNAUDITED)         (UNAUDITED)
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  4,183            $  4,041
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                 1,014                 894
       Other noncash (credits) charges                                                (83)                  55
       Accreted interest on marketable securities                                      ---                (37)
       Change in accounts receivable, net                                            (770)             (1,012)
       Change in prepaid expenses and other assets                                   2,144                 457
       Change in accounts payable and accrued expenses                               (750)               (743)
       Change in income taxes payable                                                  ---                 706
       Change in deferred revenue                                                  (2,050)             (2,477)
                                                                                   -------             -------
Net cash provided by operating activities                                            3,688               1,884
                                                                                   -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net sales (purchases) of marketable securities                                1,607             (1,120)
       Purchase of property and equipment                                            (972)               (916)
       Capitalization of software development costs                                  (971)               (620)
                                                                                   -------             -------
Net cash used in investing activities                                                (336)             (2,656)
                                                                                   -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash proceeds from issuance of stock for employee
          purchase plan and option plans                                               465                 465
                                                                                   -------             -------
Net cash provided by financing activities                                              465                 465
                                                                                   -------             -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      3,817               (307)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       5,989               9,515
                                                                                   -------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 9,806             $ 9,208
                                                                                   =======             =======

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                       $   529             $12,845
                                                                                   =======             =======

The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Deltek Systems, Inc. ("Deltek" or the "Company") is a leading provider of enterprise software products that enable project-oriented professional service firms to more effectively manage, operate and grow their operations. Our software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, human resources management and administration, materials management and project reporting. We also provide a full range of services, including implementation and consulting, training and ongoing support.

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

2.    NET INCOME PER COMMON SHARE

Net income per common share for the quarter ended March 31, 2000 and 1999 were calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share related to outstanding stock options.

3.    COMMON STOCK PURCHASED AND RETIRED

On January 27, 1999, Deltek announced the purchase of up to 1,000,000 shares of its common stock through open market and private purchases. As of June 30, 1999, Deltek had acquired 1,000,000 shares and retired them in accordance with state law. Purchases were made out of the Company's general corporate funds. On November 4, 1999, the Company announced a repurchase plan for up to 500,000 shares of its common stock through open market and private purchases. As of December 31, 1999, the Company had acquired 402,500 shares and retired them in accordance with state law. There was no activity for the first quarter of 2000, and as of March 31, 2000, 97,500 shares were available for repurchase under the November 4, 1999 plan.

4.    ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company must adopt this statement no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not expect SFAS No. 133 to materially impact its financial condition or future results of operations.

5.    COMMITMENTS AND CONTINGENCIES

The Company's continuing operations entail various claims incidental to its business. The Company is contesting these matters, and in the opinion of management, the ultimate resolution of any legal proceedings will not have a material adverse effect on the financial condition or the future operating results of the Company.

6.  SUBSEQUENT ACQUISITION

Deltek acquired substantially all assets of A/E Management Services, Inc. on April 14, 2000, including its complete suite of RFP Proposal automation and tracking software, for the cash purchase price of $3.5 million. A/E Management's RFP automation solution is designed to help the "A/E/C" (Architecture, Engineering and Construction) profession and other professional services organizations win more contracts by automating the process of collecting, updating, researching and retrieving data critical to achieving marketing and proposal automation success.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 as contained in the Company's Annual Report on Form 10-K

         In addition to historical information, this Quarterly Report includes certain "forward-looking statements." The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Readers are cautioned not to place undue reliance on these forward-looking statements as these forward-looking statements reflect the current view of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company's actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks, uncertainties and contingencies include, but are not limited to, the factors discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results" and elsewhere in this Quarterly Report. Deltek undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited)


                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                              2000           1999
                                              ----           ----
Revenues:
   License fees                               27.9  %        28.3  %
   Services                                   69.9           67.5
   Third-party equipment and
      software                                 2.2            4.2
                                           -------        -------
Total revenues                               100.0  %       100.0  %
                                           -------        -------
Operating expenses:
   Cost of software                            3.2  %         3.2  %
   Cost of services                           34.8           30.3
   Cost of third-party equipment
       and software                            2.1            3.4
   Software development                       16.4           17.4
   Sales and marketing                        10.8           11.3
   General and administrative                  5.8            6.5
   Amortization of intangibles                 1.0            1.2
                                           -------        -------
Total operating expenses                      74.1           73.3
                                           -------        -------
Income from operations                        25.9           26.7
Interest income, net                           1.1            1.4
                                           -------        -------
Income before income taxes                    27.0           28.1
Provision for income taxes                    10.4           10.9
                                           -------        -------
Net income                                    16.6  %        17.2  %
                                           =======        =======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         License Fees. License fees for the quarter ended March 31, 2000 increased by 4% to $7.0 million from $6.7 million for the same period in 1999. License fees from System1/GCS Premier products were $2.7 million for the quarter ended March 31, 2000 compared to $829 thousand for the quarter ended March 31, 1999, an increase of 226%. This increase was due to GCS Premier, the new windows based replacement for System1 placed into general release during the first quarter of 2000. Project Workplace license fees were $376 thousand for the quarter ended March 31, 2000. Project Workplace also went into general release during the first quarter of 2000. License fees for ET Enterprise were $581 thousand for the quarter ended March 31, 2000, compared to $818 thousand in the same period in 1999, a decrease of 29%. Costpoint license fees were $2.4 million for the first quarter ended March 31, 2000 compared with $3.5 million for the first quarter of 1999. License fees comprised 28% of the Company's total revenues in each of the comparable quarters.

         Services. Service revenues for the quarter ended March 31, 2000 increased by 11% to $17.7 million from $15.9 million for the same period in 1999. The increase was principally attributed to increased consulting services related to implementations of Costpoint, specifically the Business Intelligence consulting and Materials Management consulting. Consulting service revenues increased by 12% to $8.6 million for the quarter ended March 31, 2000 from $7.7 million for the same period in 1999. Other service revenues, which includes maintenance support, training, travel reimbursements and custom programming, decreased by 2% to $8.0 million for the quarter ended March 31, 2000 from $8.2 million for the same period in the prior year. This decrease was due to a drop in training and custom programming services but was offset by a lesser increase in levels of ongoing support plan ("OSP") maintenance services. OSP service revenues for quarter ended March 31, 2000 increased $1.3 million from $6.1 million in the comparable period last year, a 21% increase. Service revenues comprised 70% of the Company's total revenues for the quarter ended March 31, 2000, compared to 68% for the same period in 1999.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the quarter ended March 31, 2000 decreased by 44% to $555 thousand from $988 thousand for the quarter ended March 31, 1999. These revenues comprised 2% and 4% of total revenues for the quarter ended March 31, 2000 and 1999, respectively.

         Cost of Software. Cost of software is composed primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the quarter ended March 31, 2000 and March 31, 1999 was $820 thousand and $743 thousand, respectively. This slight increase was related to shipping and supplies expenses. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fee as a percentage of license fee revenues to increase in future periods.

         Cost of Services. Cost of services is composed primarily of personnel costs for consulting, education, and support. Cost of services for the quarter ended March 31, 2000 increased by 24% to $8.8 million from $7.1 million for the same period in 1999. Proportionally, cost of services increased as service revenues increased. At the same time, increased phone support accounted for a fraction of the difference in this area. Cost of services represented 50% and 45% of service revenues for the quarter ended March 31, 2000 and 1999, respectively. Excluding reimbursed travel, cost of services represented 43% and 40% of service revenues for the quarter ended March 31, 2000 and 1999, respectively. The Company anticipates cost of service will increase in dollar amount, and may increase as a percentage of service revenues and total revenues in future periods.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Such costs for the quarter ended March 31, 2000 decreased to $531 thousand from $797 thousand in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 96% and 81% of revenue for the quarter ended March 31, 2000 and 1999, respectively. The increase in these percentages was the result of more competitive market prices for third-party equipment and software.

         Software Development. Software development costs consist primarily of the personnel costs for analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the quarter ended March 31, 2000 were $4.2 million, an increase of 2% from the same period in 1999 due primarily to the labor costs, including subcontractors, associated with Deltek's expanding development projects. Software development costs represented 16% and 17% of total revenues for the quarter ended March 31, 2000 and 1999, respectively. The Company believes that software development expenditures are essential to maintaining its competitive position and expects these cost to continue to constitute a significant percentage of revenues.

         Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel, advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the quarter ended March 31, 2000 remained relatively constant at $2.72 million compared with $2.67 million for the same period in 1999. The Company expects sales and marketing expenses to increase related to its current growth strategy. Sales and marketing expenses represented 11% of the Company's total revenues in each of the comparable quarters.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative staff, finance staff, and include insurance expenses, bad debt provisions, professional fees, and other operating costs. General and administrative expenses for the quarter ended March 31, 2000 decreased by 4% to $1.46 million from $1.52 million for the same period in 1999. General and administrative expenses represented 6% of the Company's total revenue for the quarter ended March 31, 2000, compared to 7% for the same period in 1999.

         Amortization of Intangibles. Amortization expense of $248 thousand and $278 thousand for the quarter ended March 31, 2000 and March 31, 1999, respectively, relates solely to the amortization of goodwill and purchased intangibles of the SalesKit Software Corporation, which was purchased in April 1998.

         Interest Income. Interest income is earned principally on short-term investments in tax-exempt securities and amounted to $268 thousand for the quarter ended March 31, 2000, a decrease of 18% from $326 thousand for the same period in 1999.

         Income Tax Provision. The Company's effective tax rate for the quarter ended March 31, 2000 was 38.7% and for the quarter ended March 31, 1999 was 38.8%. The provision for income taxes for the quarter ended March 31, 2000 is based upon the Company's estimate of the effective tax rate for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of funding is cash flow from operating activities. At March 31, 2000, the Company had cash and cash equivalents of $9.8 million, marketable securities of $21.6 million and working capital of $35.8 million.

         For the quarter ended March 31, 2000, the Company's net cash provided by operating activities was $3.7 million. Accounts receivable, net of the allowance for doubtful accounts, were $14.2 million at March 31, 2000, compared to $13.4 million at December 31, 1999. Accounts receivable days sales outstanding was 56 days at March 31, 2000 and December 31, 1999. While the Company believes that its allowance for doubtful accounts at March 31, 2000, was adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

         Net cash used for investing activities amounted to $336 thousand for the quarter ended March 31, 2000, and included $972 thousand to purchase property and equipment, $971 thousand in capitalized software production costs with $1.6 million provided by sales of marketable securities.

         Cash received from financing activity for the quarter ended March 31, 2000 consisted of $203 thousand in proceeds from the exercise of stock options and $262 thousand from the issuance of stock under the Company's employee stock purchase plan.

         On April 17, 2000, Deltek acquired substantially all assets of A/E Management Services including its complete suite of RFP Proposal automation and tracking software for the purchase price of $3.5 million from working capital.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         We may experience fluctuations in quarterly operating results. Our future results may vary from quarter to quarter depending upon a number of factors including the following:

             - the discretionary nature of our customers' purchase and budget cycles;

             -  demand for our products;

             -  the size and timing of specific sales;

             -  the delay or deferral of customer implementations;

             -  the level of product and price competition we encounter;

             -  the length of our sales cycles;

             -  our ability to attract and retain personnel;

             -  the timing of new hires;

             - the timing of our new product introductions and product enhancements;

             -  the mix of products and services we sell;

             -  the activities of, and acquisitions by, our competitors;

             -  the timing of our national user conference;

             -  general economic conditions;

             - our ability to develop and market new software products and enhancements;

             -  our ability to control costs; and

             -  our ability to collect receivables.

         Our operating results, particularly our quarterly results, could be significantly affected by the loss or delay of individual orders. Our revenues from license fees are difficult to predict because of the length and variability of our sales cycles (typically three to 18 months). Our operating expenses, on the other hand, are based on anticipated revenue trends. A high percentage of our operating expenses are relatively fixed. A delay in the recognition of revenue from a limited number of sales could cause significant variations in operating results from quarter to quarter. To the extent we incur expenses before realizing anticipated revenues, our operating results could be materially adversely affected.

         For most of our software products, we typically grant customers a right of return for a full or partial refund of the license fee during the refund period. This is in part done to provide additional comfort to the Company's prospective customers as well as to demonstrate the Company's growing confidence in the reliability and stability of its core products. Refund periods generally range from 60 to 90 days from the date of shipment, but may be longer depending upon the monetary value and complexity of the transaction.

         Our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance. We also believe that many of our potential customers will continue to defer additional software expenditures beyond the final quarter of 1999, and we cannot predict when customer resources will again be available for the improvement of internal business systems. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors.

         Future revenue growth is dependent in part on our successful introduction of new products. During the quarter ended March 31, 2000, we continued development work on several products. Our future revenue growth from software sales is dependent, in part, on our ability to launch new products successfully.

         Internet-enabled products present unique risks. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products. We may not be able to effectively compete in the Internet-related products and services market. In addition, critical issues concerning the commercial use of the

Internet, including security, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, operating results and financial condition could be materially adversely affected.

Other Factors. For a discussion of additional factors that may affect future results, see "Factors That May Affect Future Results and Market Price of Stock" in the Company's Annual Report on Form 10-K which discussion is incorporated herein by reference.

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

         None

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

Date:    May 12, 2000

                                       DELTEK SYSTEMS, INC.

                                       By:  /s/ David L. Spilman
                                       -------------------------
                                             David L. Spilman
                                          Chief Financial Officer
                                       (Principal Accounting Officer)

                                    DELTEK SYSTEMS, INC.

                                    INDEX OF EXHIBITS

EXHIBIT #                  EXHIBIT TITLE

    27                     Financial Data Schedule