Form 10-Q
period 2000-06-30
DELTEK SYSTEMS INC
filed 2000-08-14
CIK 1029299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

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

                               Yes  X            No
                                   ---              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at June 30, 2000

Common Stock, $.001 par value                        16,670,840

                              DELTEK SYSTEMS, INC.
                                TABLE OF CONTENTS




                                                                                 PAGE NO.
                                                                                 --------

PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999                                                         3

Consolidated Statements of Income for the Three and Six Months                          4
         Ended June 30, 2000 and June 30, 1999

Consolidated Statements of Cash Flows for the Six Months                                5
         Ended June 30, 2000 and June 30, 1999

Notes to Unaudited Consolidated Financial Statements                                    6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                     16

PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                             16
ITEM 2 -  Changes in Securities and Use of Proceeds                                     16
ITEM 3 -  Defaults upon Senior Securities                                               16
ITEM 4 -  Submission of Matters to a Vote of Security Holders                           16
ITEM 5 -  Other Information                                                             17
ITEM 6 -  Exhibits and Reports on Form 8-K                                              17


SIGNATURES                                                                              18


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              DELTEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30, 2000            DECEMBER 31, 1999
                                                                         -------------            -----------------
                                                                          (UNAUDITED)

                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 10,441                    $  5,989
   Marketable securities                                                            19,738                      23,256
   Accounts receivable, net of allowance for doubtful
       accounts of $1,177 and $1,404, respectively                                  12,976                      13,427
   Prepaid expenses, deferred income taxes and other

   current assets                                                                    4,511                       4,695
                                                                                  --------                    --------
        Total current assets                                                        47,666                      47,367
                                                                                  --------                    --------
FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET OF
ACCUMULATED DEPRECIATION AND
   AMORTIZATION OF $9,349 AND $8,289 RESPECTIVELY                                    6,790                       6,516
COMPUTER SOFTWARE DEVELOPMENT COSTS, NET OF
   ACCUMULATED AMORTIZATION OF $3,755 AND $3,166,
   RESPECTIVELY                                                                      5,965                       5,129
PURCHASED INTANGIBLES, NET OF  ACCUMULATED AMORTIZATION OF $2,400
  AND $1,786, RESPECTIVELY                                                           6,233                       3,298
OTHER ASSETS                                                                           205                         125
                                                                                  --------                    --------
        Total assets                                                              $ 66,859                    $ 62,435
                                                                                  ========                    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $  6,270                    $  6,567
   Deferred revenue                                                                  8,443                       8,626
                                                                                  --------                    --------
        Total current liabilities                                                   14,713                      15,193
                                                                                  --------                    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value per share, 2,000,000
      shares authorized, none issued or outstanding                                    ---                         ---
   Common stock, $0.001 par value per share, 45,000,000
      shares authorized, 16,670,840 and 16,636,197 shares
      issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                                                   17                          17
   Paid - in capital                                                                10,054                      10,023
   Retained earnings                                                                42,203                      37,202
   Accumulated Other Comprehensive Income                                            (128)                         ---
                                                                                  --------                    --------
        Total shareholders' equity                                                  52,146                      47,242
                                                                                  --------                    --------
        Total liabilities and shareholders' equity                                $ 66,859                    $ 62,435
                                                                                  ========                    ========

 The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                       2000             1999            2000              1999
                                                       ----             ----            ----              ----
                                                   (UNAUDITED)      (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                                                   -----------      -----------      -----------       -----------
REVENUES:
   Software license fees                                $   5,038       $   7,539        $  12,087          $  14,200
   Services                                                16,292          15,722           33,981             31,580
   Third-party equipment and software                         779             575            1,334              1,563
                                                        ---------       ---------        ---------          ---------
Total revenues                                             22,109          23,836           47,402             47,343
OPERATING EXPENSES:
   Cost of software license fees                              826             590            1,646              1,333
   Cost of services                                         9,320           7,136           18,122             14,265
   Cost of third-party equipment
      and software                                            673             522            1,204              1,319
   Software development                                     4,532           3,923            8,686              8,014
   Sales and marketing                                      3,389           2,999            6,113              5,670
   General and administrative                               1,938           1,479            3,394              2,996
   Amortization of purchased intangibles                      353             277              601                555
                                                        ---------       ---------        ---------          ---------
Total operating expenses                                   21,031          16,926           39,766             34,152
                                                        ---------       ---------        ---------          ---------
INCOME FROM OPERATIONS                                      1,078           6,910            7,636             13,191
INTEREST INCOME                                               239             282              507                608
                                                        ---------       ---------        ---------          ---------
INCOME BEFORE INCOME TAXES                                  1,317           7,192            8,143             13,799
PROVISION FOR INCOME TAXES                                    499           2,825            3,142              5,391
                                                        ---------       ---------        ---------          ---------
NET INCOME                                              $     818       $   4,367        $   5,001          $   8,408
                                                        =========       =========        =========          =========

BASIC NET INCOME PER SHARE                              $    0.05       $    0.25        $    0.30          $    0.48
DILUTED NET INCOME PER SHARE                                 0.05            0.25             0.30               0.47
WEIGHTED AVERAGE SHARES OUTSTANDING                        16,711          17,387           16,694             17,635
WEIGHTED AVERAGE SHARES OUTSTANDING, INCLUDING
DILUTIVE EFFECT OF STOCK OPTIONS                           16,905          17,612           16,937             17,901



 The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                  2000                1999
                                                                                  ----                ----
                                                                              (UNAUDITED)         (UNAUDITED)
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 5,001            $ 8,408
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                   2,263              1,757
       Other noncash (credits) charges                                                     2                170
       Change in accounts receivable, net                                                451            (1,194)
       Change in prepaid expenses and other assets                                       104            (1,463)
       Change in accounts payable and accrued expenses                                 (297)              (557)
       Change in income taxes payable                                                    ---                ---
       Change in deferred income taxes, net                                              ---              (127)
       Change in deferred revenue                                                      (183)            (2,510)
                                                                                     -------            -------
Net cash provided by operating activities                                              7,341              4,484
                                                                                     -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net sales of marketable securities                                              3,517                 45
       Purchase of property and equipment                                            (1,334)            (1,692)
       Acquisition of A/E Management, Inc.                                           (3,549)                ---
       Capitalization of software development costs                                  (1,425)            (1,354)
                                                                                     -------            -------
Net cash used in investing activities                                                (2,791)            (3,001)
                                                                                     -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash proceeds from issuance of stock for employee
          purchase plan and option plans                                                 475                492
      Common stock purchased and retired                                               (437)            (8,889)
                                                                                     -------            -------
Net cash provided by financing activities                                                 38           ( 8,397)
                                                                                     -------            -------

Impact of foreign exchange                                                             (136)                ---
                                                                                     -------            -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        4,452            (6,914)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         5,989              9,515
                                                                                     -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $10,441            $ 2,601
                                                                                     =======            =======

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                         $ 3,089            $ 6,905
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

2.       NET INCOME PER COMMON SHARE

Net income per common share was calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share was related to outstanding stock options.

3.       COMMON STOCK PURCHASED AND RETIRED

On January 27, 1999, Deltek announced the purchase of up to 1,000,000 shares of its common stock through open market and private purchases. As of June 30, 1999, Deltek had acquired 1,000,000 shares and retired them in accordance with state law. Purchases were made out of the Company's general corporate funds. On November 4, 1999, the Company announced a repurchase plan for up to 500,000 shares of its common stock through open market and private purchases. As of December 31, 1999, the Company had acquired 402,500 shares and retired them in accordance with state law. On June 16, 2000, the Company acquired an additional 50,000 shares under the November 4, 1999 plan, for a total of 452,500 shares acquired. On June

28, 2000, the Company announced a repurchase plan for up to 1,600,000 shares of its common stock through open market and private purchases. Under this repurchase plan, there was no activity for quarter ended June 30, 2000.

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

In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes certain of the SEC Staff views in applying U.S. GAAP to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter ended December 31, 2000, and is not expected to have a material impact on the financial statements of the Company.


5.       COMMITMENTS AND CONTINGENCIES

The Company's continuing operations entail various claims incidental to its business. The Company is contesting these matters, and in the opinion of management, the ultimate resolution of any legal proceedings will not have a material adverse effect on the financial condition or the future operating results of the Company.

6.       ACQUISITIONS

Deltek acquired substantially all assets of A/E Management Services, Inc. on April 14, 2000, including its complete suite of RFP Proposal automation and tracking software, for the cash purchase price of $3.5 million. Net assets acquired were nominal and the entire purchase price was allocated to purchased intangibles on a preliminary basis. These intangibles will be amortized over five years. A/E Management's RFP front-office automation solution is designed to help the "A/E/C" (Architecture, Engineering and Construction) profession and other professional services organizations win more contracts by automating the process of collecting, updating, researching and retrieving data critical to achieving marketing and proposal automation success.

On August 9, 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of $10 million in cash from working capital. Semaphore, Inc. provides advanced financial and project management software and services for A/E/C and other professional services firms.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 as contained in the Company's Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited)

                                                                 Three months ended           Six months ended
                                                                 ------------------           ----------------
                                                                 6/30/00        6/30/99     6/30/00       6/30/99
Revenues:
   Software license fees                                           22.8  %       31.6  %      25.5  %       30.0  %
   Services                                                        73.7          66.0         71.7          66.7

   Third party equipment and Software                               3.5           2.4          2.8           3.3
                                                                  -----         -----        -----         -----
            Total Revenues                                        100.0         100.0        100.0         100.0
Operating expenses:
   Cost of software license fees                                    3.7           2.5          3.5           2.8
   Cost of services                                                42.2          29.9         38.2          30.1
   Cost of third-party equipment and software                       3.0           2.2          2.5           2.8
   Software development                                            20.5          16.5         18.3          16.9
   Sales and marketing                                             15.3          12.6         12.9          12.0
   General and administrative                                       8.8           6.2          7.2           6.3
   Amortization of purchased intangibles                            1.6           1.1          1.3           1.2
                                                                  -----         -----        -----         -----
             Total operating expenses                              95.1          71.0         83.9          72.1
Income from operations                                              4.9          29.0         16.1          27.9
Interest income                                                     1.1           1.2          1.1           1.2
                                                                  -----         -----        -----         -----
Income before income taxes                                          6.0          30.2         17.2          29.1
Provision for income taxes                                          2.3          11.9          6.6          11.4
                                                                  -----         -----        -----         -----
Net income                                                          3.7  %       18.3  %      10.6   %      17.7  %
                                                                  =====         =====        =====         =====



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Software License Fees. License fees for the quarter ended June 30, 2000 decreased by 33.3% to $5.0 million from $7.5 million for the same period in 1999. License fees for ET Enterprise were $1.0 million for the quarter ended June 30, 2000, compared to $812 thousand for same period in 1999, an increase of 25.0%. New front-office product license fees from sales of RFP GenTrak 2000 were $177 thousand for the quarter ended June 30, 2000. Costpoint license fees were $2.2 million for the quarter ended June 30, 2000, a decrease of 31.3% from the same period in 1999. License fees from System1/GCS Premier products were $333 thousand for the quarter ended June 30, 2000 compared to $661 thousand for the quarter ended June 30, 1999, a decrease of 49.6%.

         Services. Services revenue for the quarter ended June 30, 2000 increased by 3.8% to $16.3 million from $15.7 million for the same period in 1999. The increase was principally attributed to increased Ongoing Support Plan (OSP) services revenue for all product lines. OSP increased by 15.2% to $7.6 million for the quarter ended June 30, 2000 as compared to $6.6 million for the same quarter in 1999. Consulting services revenue remained constant at $7.4 million for the quarter ended June 30, 2000 as compared to the same period in 1999. A slight decrease in consulting services revenue was related to the decrease in software sales. Services revenue comprised 73.7% of the Company's total revenues for the quarter ended June 30, 2000, compared to 66.0% for the same period in 1999.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the quarter ended June 30, 2000 increased by 35.5% to $779 thousand from $575 thousand for the quarter ended June 30, 1999. These revenues comprised 3.5% and 2.4% of total revenues for the quarter ended June 30, 2000 and 1999, respectively.

         Cost of Software license fees. Cost of software license fees is composed primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the quarter ended June 30, 2000 and June 30, 1999 was $826 thousand and $590 thousand, respectively. The increase was due to additional amortization expenses related to the general release of GCS Premier and Project Workplace late in the first quarter of 2000. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees, as a percentage of software license fees revenue, to increase in future periods.

         Cost of Services. Cost of services is composed primarily of personnel costs for consulting, customer training, and support. Cost of services for the quarter ended June 30, 2000 increased by 31.0% to $9.3 million from $7.1 million for the same period in 1999. The cost of services gross margin decrease was due to a decline in consultant utilization rates in concert with declines in software license sales and consulting services revenue. Indirect travel also contributed to the increase in Cost of services expense. Cost of services represented 57.2% and 45.4% of services revenue for the quarter ended June 30, 2000 and 1999, respectively. Excluding reimbursable travel, cost of services represented 54.4% and 40.5% of services revenue for the quarter ended June 30, 2000 and 1999, respectively.

         Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment, license fees and royalties for third-party software. Such costs for the quarter ended June 30, 2000 increased to $673 thousand from $522 thousand in the comparable year period. This increase was due to a significant increase in the cost of hardware, which in turn was associated with a 3.5% increase in related revenue. As a percentage of related revenue, cost of third-party equipment and software products represented 86.4% and 90.8% of related revenue for the quarter ended June 30, 2000 and 1999, respectively.

         Software Development. Software development costs consist primarily of the personnel costs for analysts and programmers who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Software development costs for the quarter ended June 30, 2000 were $4.5 million, an increase of 15.5% from the same period in 1999. The increase was due primarily to labor costs for subcontractors and a lower amount of capitalizable software development cost. Software development costs represented 20.5% and 16.5% of total revenue for the quarter ended June 30, 2000 and 1999, respectively.

         Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel, advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the quarter ended June 30, 2000 increased to $3.4 million compared with $3.0 million for the same period in 1999. The increase was related to the Company's current growth strategy and new sales and marketing initiatives. Sales and marketing expenses represented 15.3% and 12.6% of the Company's total revenue for the comparable quarters of 2000 and 1999, respectively.

         General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company's management, administrative and finance staff, and include insurance expense, bad debt provisions, professional fees, and other operating costs. General and administrative expenses for the quarter ended June 30, 2000 increased by 26.7% to $1.9 million from $1.5 million for the same period in 1999. This increase was due to additional professional fees and increased labor costs related to planned growth. Bad debt expense reflected a $196 thousand provision for possible losses related to a single, large account. The Company deems this provision to be nonrecurring in nature. General and administrative expenses represented 8.8% of the Company's total revenue for the quarter ended June 30, 2000, compared to 6.2% for the same period in 1999.

         Amortization of Intangibles. Amortization expense of $353 thousand and $277 thousand for the quarter ended June 30, 2000 and June 30, 1999, respectively, was related to the amortization of goodwill and purchased intangibles for both SalesKit Software Corporation and A/E Management, Inc., which were purchased in April 1998 and April 2000, respectively.

         Interest Income. Interest income is earned principally on short-term investments in tax-exempt securities and amounted to $239 thousand for the quarter ended June 30, 2000, a decrease of 15.2% from $282 thousand for the same period in 1999.

         Income Tax Provision. The Company's effective tax rate for the quarter ended June 30, 2000 was 38.7% and for the quarter ended June 30, 1999 was 39.3%. The provision for income taxes for the quarter ended June 30, 2000 was based upon the Company's estimate of the effective tax rate for fiscal 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE, 1999

         Software License Fees. License fees for the six months ended June 30, 2000 decreased by 14.8% to $12.1 million from $14.2 million for the same period in 1999. License fees from System1/GCS Premier products were $3.0 million for the six months ended June 30, 2000 compared to $1.5 million for the six months ended June 30, 1999, an increase of 100.0%. License fees for ET Enterprise were $1.61 million for the six months ended June 30, 2000, compared to $1.63 million in the same period in 1999, a decrease of 1.2%. Costpoint license fees were $4.2 million for the six months ended June 30, 2000, a decrease of 33.3% for the same period in 1999. Software license fees from sales of RFP GenTrack 2000, the Company's newly acquired front-office product, were $553 thousand for the six months ended June 30, 2000.

         Services. Services revenue for the six months ended June 30, 2000 increased by 7.6% to $34.0 million from $31.6 million for the same period in 1999. The increase was principally attributed to increased Ongoing Support Plan
(OSP) services revenue for all product lines. OSP increased by 17.2% to $15.0 million for the six months ended June 30, 2000 as compared to $12.8 million for the same six months in 1999. Consulting services revenue increased by 1.0% to $16.0 million for the six months ended June 30, 2000 from $15.9 million for the same period in 1999. Services revenue comprised 71.7% of the Company's total revenue for the six months ended June 30, 2000, compared to 66.7% for the same period in 1999.

         Third-Party Equipment and Software. Revenue from third-party equipment and software for the six months ended June 30, 2000 decreased by 18.9% to $1.3 million from $1.6 million for the six months ended June 30, 1999. These revenues comprised 2.8% and 3.3% of total revenues for the six months ended June 30, 2000 and 1999, respectively.

         Cost of Software License Fees. Cost of software license fees for the quarter ended June 30, 2000 and June 30, 1999 were $1.6 million and $1.3 million, respectively. This increase was due to amortization expense related to the general release of GCS Premier and Project Workplace late in the first quarter of 2000. In addition, the cost associated with printing, shipping and software supplies increased. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees as a percentage of software license fees revenue to increase in future periods.

         Cost of Services. Cost of services for the six months ended June 30, 2000 increased by 27.1% to $18.1 million from $14.3 million for the same period in 1999. The cost of services gross margin decrease was due to a decrease in consultant utilization rates, proportionate to the decline in software license fees. Labor related expenses contributed to the increase in Cost of services expense. Cost of services represented 53.3% and 45.2% of service revenues for the six months ended June 30, 2000 and 1999, respectively. Excluding reimbursable travel, cost of services represented 50.0% and 40.2% of services revenue for the six months ended June 30, 2000 and 1999, respectively.

         Cost of Third-Party Equipment and Software. Costs for the six months ended June 30, 2000 decreased to $1.2 million from $1.3 million in the comparable 1999 period. As a percentage of related revenues, cost of third-party equipment and software products represented 90.3% and 84.4% of revenue for the six months ended June 30, 2000 and 1999, respectively.

         Software Development. Software development costs for the six months ended June 30, 2000 were $8.7 million, an increase of 8.8% from the same period in 1999 due primarily to the labor costs associated with subcontractors and also due to a reduction in capitalizable software development costs. Software development costs represented 18.3% and 16.9% of total revenues for the six months ended June 30, 2000 and 1999, respectively.

         Sales and Marketing. Sales and marketing expenses for the six months ended June 30, increased to $6.1 million compared with $5.7 million for the same period in 1999. This increase was due to increases in labor and advertising expenses related to its current growth strategy and new sales and marketing initiatives. Sales and marketing expenses represented 12.9% and 12.0% of the Company's total revenues for the comparable six months of 2000 and 1999, respectively.

         General and Administrative. General and administrative expenses for the six months ended June 30, 2000 increased by 13.3% to $3.4 million from $3.0 million for the same period in 1999. This increase was due to additional professional fees, increased labor costs related to planned growth and also included a special bad debt provision discussed in the quarterly results. General and administrative expenses represented 7.2% of the Company's total revenue for the six months ended June 30, 2000, compared to 6.3% for the same period in 1999.

         Amortization of Intangibles. Amortization expense of $601 thousand and $555 thousand for the six months ended June 30, 2000 and June 30, 1999, respectively, related to the amortization of goodwill and purchased intangibles for SalesKit Software Corporation and A/E Management, Inc., which were purchased in April 1998 and April 2000, respectively.

         Interest Income. Interest income is earned principally on short-term investments in tax-exempt securities and amounted to $507 thousand for the six months ended June 30, 2000, a decrease of 16.6% from $608 thousand for the same period in 1999.

         Income Tax Provision. The Company's effective tax rate for the six months ended June 30, 2000 was 38.7% and for the six months ended June 30, 1999 was 39.0%. The provision for income taxes for the six months ended June 30, 2000 was based upon the Company's estimate of the effective tax rate for fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of funding is cash flow from operating activities. At June 30, 2000, the Company had cash and cash equivalents of $10.4 million, marketable securities of $19.7 million and total working capital of $33.0 million.

         For the quarter ended June 30, 2000, the Company's net cash provided by operating activities was $7.3 million. Accounts receivable, net of the allowance for doubtful accounts, were $13.0 million at June 30, 2000, compared to $13.4 million at December 31, 1999. Accounts receivable days sales outstanding was 54 days at June 30, 2000 and 56 days at December 31, 1999. While the Company believes that its allowance for doubtful accounts at June 30, 2000, was adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

         Net cash used for investing activities amounted to $2.8 million for the quarter ended June 30, 2000, and included $1.3 million to purchase property and equipment, $1.4 million in capitalized software production costs with $3.5 million provided by sales of marketable securities.

         Cash received from financing activity for the quarter ended June 30, 2000 consisted of $213 thousand in proceeds from the exercise of stock options and $262 thousand from the issuance of stock under the Company's employee stock purchase plan.

         On April 17, 2000, Deltek acquired substantially all assets of A/E Management Services including its complete suite of RFP Proposal automation and tracking software for the purchase price of $3.5 million from working capital.

         On August 9, 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of $10 million in cash from working capital. See Item 5.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         We may experience fluctuations in quarterly operating results. Our future results may vary from quarter to quarter depending upon a number of factors including the following:

-        the discretionary nature of our customers' purchase and budget cycles;
-        demand for our products;
-        the size and timing of specific sales;
-        the delay or deferral of customer implementations;
- our ability to integrate and market products and software acquired by acquisition;

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

         Our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance. We also believe that many of our potential customers will continue to defer additional software expenditures beyond the final quarter of 2000, and we cannot predict when customer resources will again be available for the improvement of internal business systems. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors.

         Future revenue growth is dependent in part on our successful introduction of new products. During the quarter ended June 30, 2000, we continued development work on several products. Our future revenue growth from software sales is dependent, in part, on our ability to launch new products successfully.

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

         (a)-(b)-(c)-(d)   Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 19, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken.

(a) Two Class II Directors, Kenneth E. deLaski and Robert E. Gregg, were elected to serve for three years or until their successors have been duly elected and shall qualify. The votes cast and withheld for each director were as follows:

         Kenneth E. deLaski      FOR 15,338,373             WITHHELD 289,636

         Robert E. Gregg         FOR 15,444,809            WITHHELD 183,200

(b) The appointment of Arthur Andersen LLP as the company's independent auditors for its current fiscal year was ratified with the following vote:

         FOR 15,604,866          AGAINST 6,296             ABSTAIN 9,447



ITEM 5 - OTHER INFORMATION

         On June 28, 2000, the Company announced a repurchase plan for up to 1,600,000 shares of its common stock through open market and private purchases. No shares have been purchased under the plan through the date hereof.

         Effective July 1, 2000, the Board appointed Kenneth deLaski to the additional position of Chairman of the Board. Donald deLaski, co-founder and chairman since the Company's inception in 1983, will continue to serve as a member of the Board of Directors.

         On August 9, 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. pursuant to an Agreement and Plan of Merger, a copy of which is attached hereto and incorporated herein by reference. The purchase price for the acquisition was $10 million in cash and provided by working capital. There was no affiliation or relationship between the Company, its affiliates, officers or directors or associates of such persons and the Company or any of its officers, directors or stockholders prior to the execution of the Agreement. A copy of the press release is attached hereto and incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  2.3 Agreement and Plan of Merger dated as of August 9, 2000 by and among Deltek Systems, Inc., Yankee Clipper Merger Sub Corporation and Semaphore, Inc., Raymond King, Paul Chu and Novax Group, Inc.

                  27        Financial Data Schedule

                  99.2      Press release dated August 10, 2000

                  3.2       Amended and Restated Bylaws


(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 2000

                                         DELTEK SYSTEMS, INC.



                                         By:  /s/ David L. Spilman
                                         ------------------------------
                                               David L. Spilman
                                            Chief Financial Officer
                                         (Principal Accounting Officer)

                              DELTEK SYSTEMS, INC.

                                INDEX OF EXHIBITS

EXHIBIT #                  EXHIBIT TITLE

    27                     Financial Data Schedule