Form 10-Q
period 2000-09-30
DELTEK SYSTEMS INC
filed 2000-11-14
CIK 1029299

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ===============

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECUIRITES
-----  EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECUIRITES ----- EXCHANGE ACT OF 1934

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

                                Yes X    No
                                   ---     ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                        OUTSTANDING AT SEPTEMBER 30, 2000
                  -----                        ---------------------------------

       Common Stock, $.001 par value                    15,794,003


================================================================================

                              DELTEK SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION

ITEM 1 -   Financial Statements (unaudited)
           Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999............................................................3
           Consolidated Statements of Income for the Three and
           Nine Months Ended September 30, 2000 and September 30, 1999......................4
           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and September 30, 1999..................................5
           Notes to Unaudited Consolidated Financial Statements.............................6

ITEM 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................8

ITEM 3 -   Quantitative and Qualitative Disclosures about Market Risk......................14

PART II  OTHER INFORMATION

ITEM 1 -   Legal Proceedings...............................................................15

ITEM 2 -   Changes in Securities and Use of Proceeds.......................................15

ITEM 3 -   Defaults upon Senior Securities ................................................15

ITEM 4 -   Submission of Matters to a Vote of Security Holders.............................15

ITEM 5 -   Other Information...............................................................15

ITEM 6 -   Exhibits and Reports on Form 8-K................................................15

SIGNATURES.................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              DELTEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                  ------------------  -----------------
                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $  5,079           $  5,989
   Marketable securities                                                       9,440             23,256
   Accounts receivable, net of allowance for doubtful
       accounts of $1,037 and $1,404, respectively                            17,381             13,427
   Prepaid expenses, deferred income taxes and other current
        assets                                                                 4,112              4,695
                                                                            --------           --------
            Total current assets                                              36,012             47,367
                                                                            --------           --------
FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
   OF ACCUMULATED DEPRECIATION AND AMORTIZATION OF
   $10,986 AND $8,289 RESPECTIVELY                                             7,228              6,516
COMPUTER SOFTWARE DEVELOPMENT COSTS, NET OF
   ACCUMULATED AMORTIZATION OF $4,085 AND $3,166,
    RESPECTIVELY                                                               6,011              5,129
PURCHASED INTANGIBLES, NET OF ACCUMULATED AMORTIZATION
    OF $3,123 AND $1,786, RESPECTIVELY                                        17,992              3,298
OTHER ASSETS                                                                     263                125
                                                                            --------           --------
            Total assets                                                    $ 67,506           $ 62,435
                                                                            ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $  9,212           $  6,567
   Deferred revenue                                                           10,419              8,626
                                                                            --------           --------
            Total current liabilities                                         19,631             15,193
                                                                            --------           --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value per share, 2,000,000
     shares authorized, none issued or outstanding                               ---                ---
   Common stock, $0.001 par value per share, 45,000,000
      shares authorized, 15,794,003 and 16,636,197 shares
       issued and outstanding at September 30, 2000 and
       December 31, 1999, respectively                                            16                 17
   Paid - in capital                                                           3,870             10,023
   Retained earnings                                                          44,023             37,202
   Accumulated other comprehensive income                                        (34)               ---
                                                                            --------           --------
            Total shareholders' equity                                        47,875             47,242
                                                                            --------           --------
            Total liabilities and shareholders' equity                      $ 67,506           $ 62,435
                                                                            ========           ========

 The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                            -------------------------------    ------------------------------
                                                      2000             1999             2000             1999
                                                      ----             ----             ----             ----
REVENUES:
   Software license fees                           $ 7,491          $ 7,638          $19,578          $21,838
   Services                                         17,039           16,700           51,020           48,280
   Third-party equipment and software                  818              801            2,152            2,364
                                                   -------          -------          -------          -------
       Total revenues                               25,348           25,139           72,750           72,482
OPERATING EXPENSES:
   Cost of software license fees                       978              632            2,624            1,965
   Cost of services                                  9,288            8,303           27,410           22,568
   Cost of third-party equipment
      and software                                     823              720            2,027            2,039
   Software development                              4,373            4,208           13,059           12,222
   Sales and marketing                               4,110            2,789           10,223            8,459
   General and administrative                        1,758            1,353            5,152            4,349
   Restructuring charge                                410                -              410                -
   Amortization of goodwill                            840              248            1,441              803
                                                   -------          -------          -------          -------
        Total operating expenses                    22,580           18,253           62,346           52,405
INCOME FROM OPERATIONS                               2,768            6,886           10,404           20,077
INTEREST INCOME                                        218              285              725              894
                                                   -------          -------          -------          -------
INCOME BEFORE INCOME TAXES                           2,986            7,171           11,129           20,971
PROVISION FOR INCOME TAXES                           1,167            2,867            4,309            8,258
                                                   -------          -------          -------          -------
NET INCOME                                         $ 1,819          $ 4,304          $ 6,820          $12,713
                                                   =======          =======          =======          =======

NET INCOME PER SHARE:
   Basic                                           $  0.11          $  0.25          $  0.41          $  0.73
   Diluted                                         $  0.11          $  0.25          $  0.41          $  0.71
SHARES USED TO COMPUTE PER SHARE AMOUNTS:
   Basic                                            16,438           16,949           16,608           17,404
   Diluted                                          16,554           17,430           16,806           17,856

 The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2000            1999
                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  6,820          $ 12,713
   Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
       Depreciation and amortization                                      4,953             2,938
       Other noncash credits                                                  -              (128)
       Change in accounts receivable, net                                (3,954)           (1,326)
       Change in prepaid expenses and other assets                          446                76
       Change in prepaid income taxes                                         -             (1353)
       Change in accounts payable and accrued expenses                    2,645              (656)
       Change in deferred income taxes, net                                   -              (127)
       Change in deferred revenue                                         1,793            (3,712)
                                                                       --------          --------
Net cash provided by operating activities                                12,703             8,425
                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net sales of marketable securities                                13,816             2,079
       Purchases of property and equipment                               (3,409)           (2,452)
       Acquisition of Semaphore, Inc. and A/E Management, Inc.          (16,031)                -
       Capitalization of software development costs                      (1,801)           (2,129)
                                                                       --------          --------
Net cash used in investing activities                                    (7,425)           (2,502)
                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash proceeds from issuance of stock for employee
          purchase plan and option plans                                  1,138               940
      Common stock purchased and retired                                 (7,284)           (8,889)
                                                                       --------          --------
Net cash used by financing activities                                    (6,146)           (7,949)
                                                                       --------          --------

Impact of foreign exchange                                                  (42)                -
                                                                       --------          --------

NET DECREASE IN CASH AND EQUIVALENTS                                       (910)           (2,026)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5,989             9,515
                                                                       --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  5,079          $  7,489
                                                                       ========          ========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                           $  7,647          $  9,378
                                                                       ========          ========

The accompanying notes are an integral part of these consolidated statements.

                              DELTEK SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Deltek Systems, Inc. ("Deltek" or the "Company") is a leading provider of business software, solutions and consulting to over 7,500 professional services firms and project-based companies worldwide. Deltek's solutions encompass project and financial accounting, customer relationship management, time collection and employee expense, proposal automation, project and resource management, human resources and payroll, business intelligence and e-Business. The Company provides integrated services including customer support and software maintenance, implementation and practice management consulting and classroom training.

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

3. COMMON STOCK PURCHASED AND RETIRED

On June 28, 2000, the Company announced the purchase of up to 1,600,000 shares of its common stock through open market and private purchases, of which 1,014,600 were acquired and retired as of September 30, 2000, with an additional 253,000 acquired and retired as of October 31, 2000.

On November 4, 1999, the Company announced the purchase of up to 500,000 shares of its common stock through open market and private purchases, 402,500 of which were acquired and retired as of December 31, 1999, and 97,500 of which were acquired and retired as of August 15, 2000.

On January 27, 1999, Deltek announced the purchase of up to 1,000,000 shares of its common stock through open market and private purchases, all of which were acquired and retired in accordance with state law as of June 30, 1999.

Purchases were made out of the Company's general corporate funds.

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

6. ACQUISITIONS

On August 9, 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of $10 million (subject to certain working capital adjustments) in cash. Net assets acquired were nominal and the majority of the purchase price was allocated to purchased intangibles on a preliminary basis. These intangibles are being amortized over five years. Semaphore, Inc. provides advanced financial and project management software and services for A/E/C (Architecture, Engineering and Construction) and other professional services firms.

On April 14, 2000, Deltek acquired substantially all assets of A/E Management Services, Inc., including its complete suite of RFP Proposal automation and tracking software, for the cash purchase price of $3.5 million. Net assets acquired were nominal and the entire purchase price was allocated to purchased intangibles on a preliminary basis. These intangibles are being amortized over five years. A/E Management's RFP front-office automation solution is designed to help the A/E/C profession and other professional services organizations win more contracts by automating the process of collecting, updating, researching and retrieving data critical to achieving marketing and proposal automation success.

7. RESTRUCTURING CHARGE

Related to a reduction in force, the Company recorded $410,000 in severance expense in the quarter ended September 30, 2000.

8. REVENUE RECOGNITION

The Company recognizes software revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition," and Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

The Company grants perpetual licenses under a standard license agreement. For certain of its software products (primarily Costpoint), the Company historically granted, at the customer's discretion, a right of return for a full or partial refund of the license fee during a refund period, which generally spanned 60 to 90 days from the date of the initial software delivery. Costpoint license fees were therefore deferred until the expiration of the applicable refund period. Beginning in the quarter ended September 30, 2000, license agreements were amended to permit returns in the event of material defects only, as defined in the license agreement. Accordingly, the Company is no longer required to defer software license fee revenue as related to the refund period.

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

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited)

                                                       Three months ended            Nine months ended
                                                       ------------------            -----------------
                                                     9/30/00        9/30/99        9/30/00        9/30/99
                                                     -------        -------        -------        -------
Revenues:
   Software license fees                               29.6 %         30.4 %         26.9 %         30.0 %
   Services                                            67.2           66.4           70.1           66.7
   Third-party equipment and software                   3.2            3.2            3.0            3.3
                                                     ------         ------         ------         ------
            Total revenues                            100.0          100.0          100.0          100.0
Operating expenses:
   Cost of software license fees                        3.9            2.5            3.6            2.7
   Cost of services                                    36.6           33.0           37.7           31.1
   Cost of third-party equipment and software           3.2            2.9            2.8            2.8
   Software development                                17.3           16.7           17.9           16.9
   Sales and marketing                                 16.2           11.1           14.1           11.7
   General and administrative                           7.0            5.4            7.0            6.0
   Restructuring charge                                 1.6                             -             .6
   Amortization of goodwill                             3.3            1.0            2.0            1.1
                                                     ------         ------         ------         ------
             Total operating expenses                  89.1           72.6           85.7           72.3
Income from operations                                 10.9           27.4           14.3           27.7
Interest income                                         .86            1.1            1.0            1.2
                                                     ------         ------         ------         ------
Income before income taxes                             11.8           28.5           15.3           28.9
Provision for income taxes                              4.6           11.4            5.9           11.4
                                                     ------         ------         ------         ------
Net income                                              7.2 %         17.1 %          9.4 %         17.5 %
                                                     ======         ======         ======         ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

       Summary. Net income for the three months ended September 30, 2000 amounted to $1.8 million, or $0.11 per diluted share, compared with $4.3 million, or $0.25 per diluted share for the third quarter of 1999. Excluding a restructuring charge and amortization of goodwill, net income, as adjusted, amounted to $2.7 million, or $0.16 per diluted share for the current quarter compared with $4.5 million, or $0.26 per diluted share for the corresponding period in 1999. Total revenue for the quarter ended September 30, 2000 increased by 0.8% from the third quarter of 1999 attributed principally to an increase in services revenue, as software revenue was 1.9% short of the corresponding 1999 total. Operating expenses increased 18.5% before the restructuring charge and amortization of goodwill over the corresponding 1999 levels and accounted for much of the contraction in the operating margin, which was 15.9% for the current quarter compared with 28.4% for the third quarter of 1999.

       Software License Fees. License fees for the quarter ended September 30, 2000 decreased by 1.3% to $7.5 million from $7.6 million for the same period in 1999, and represented 29.6% of total revenue in the current quarter compared with 30.4% for the year earlier quarter. The most significant changes in software revenue were related to: a decrease in Costpoint(R) sales to $3.4 million for the current quarter compared with $4.5 million for the corresponding period last year; a decrease in Advantage sales to $1.1 million for the current period compared with $1.4 million for the prior period; and a decrease in ET Enterprise sales to $1.0 for the current quarter compared with $1.2 million for the prior period. Lower software sales were related principally to the passing of the Y2K rush to install compliant software by December 31, 1999 and, more recently, to the growing competition for Web-based products. However, growth in software revenue was achieved in sales of GCS Premier, to $1.4 million for the current quarter, from $0.5 million for the corresponding quarter last year, related to product upgrades and conversions from System1, the predecessor
product.   As disclosed in Note 8, Revenue Recognition, the Company changed the refund provisions in its license agreements, which had the effect of accelerating $853 thousand of software license revenue into the quarter ended September 30, 2000.

       At September 30, 2000, deferred revenue included $865 thousand related to software shipped in the first week of October 2000.

       Services. Services revenue for the quarter ended September 30, 2000 increased by 1.8% to $17.0 million from $16.7 million for the corresponding period in 1999, and represented 67.2% of total revenue for the current period compared with 66.4% for the prior-year period. The increase was principally attributed to improved Ongoing Support Plan (OSP) revenue for all product lines and to increased training revenues. OSP revenue increased by 20.9% to $8.1 million for the current quarter compared with $6.7 million for the same quarter last year. OSP revenue is subject to annual contractual increases and tends to lag the trends in software sales. Training revenue increased by 108.0% to $703 thousand compared with $338 thousand for the third quarter of 1999, including revenue attributed to the Semaphore acquisition completed in August 2000. Consulting services revenue decreased by 7.8% to $7.1 million for the current quarter compared with $7.7 million for the third quarter of 1999. Consulting revenue responds quickly to decreases and increases in software sales.

       Third-Party Equipment and Software. Revenue from third-party equipment and software for the quarter ended September 30, 2000 increased by 2.1% to $818 thousand from $801 thousand for the year-earlier quarter and comprised 3.2% of total revenues for each of the comparable periods.

       Cost of Software License Fees. Cost of software license fees is composed primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and related user manuals. Cost of software for the current and corresponding quarters was $978 thousand and $632 thousand, respectively. The increase was due to additional amortization expenses related to the general release of GCS Premier and to the general release of PWP, the predecessor to Deltek CRM and Deltek Proposals, late in the first quarter of 2000. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees, as a percentage of software license fees revenue, to increase in future periods.

       Cost of Services. Cost of services is composed primarily of personnel costs for consulting, customer training, and support. Cost of services for the quarter ended September 30, 2000 increased by 12.0% to $9.3 million compared with $8.3 million for the same period in 1999. The cost of services gross margin decreased to 45.5% for the third quarter of 2000 from 50.3% a year earlier as a result of a decline in consultant utilization rates in concert with declines in software license sales and consulting services revenue. Higher indirect travel costs also contributed to the margin decline. Cost of services as a percentage of services revenue increased to 54.5% for the most recent quarter compared with 49.7% for the third quarter of 1999.

       Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment, license fees and royalties for third-party software and increased to $823 thousand for the recent quarter from $720 thousand in the third quarter of 1999. The increase was due to a significant increase in the cost of hardware.

       Software Development. Software development costs are composed of personnel expenses for analysts and programmers who research, develop, maintain and enhance the Company's existing software products and who develop new products. Amounting to $4.4 million for the current quarter compared with $4.2 million last year, the increase was due primarily to labor costs for subcontractors and a lower amount of capitalized costs for software development. Software development costs represented 17.3% and 16.7% of total revenue for the quarters ended September 30, 2000 and 1999, respectively.

       Sales and Marketing. Sales and marketing expenses are composed of personnel costs, advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the quarter ended September 30, 2000 increased to $4.1 million from $2.8 million for the corresponding period in 1999 was related to increased staff and current branding, sales and marketing initiatives. Sales and marketing expenses represented 16.2% and 11.1% of the Company's total revenue for the comparable quarters of 2000 and 1999, respectively.

       General and Administrative. General and administrative expenses consist primarily of the costs for management and administrative personnel, and include insurance expense, bad debt provisions, professional fees, and other operating costs. General and administrative expenses for the quarter ended September 30, 2000 increased by 28.6% to $1.8 million, from $1.4 million for the same period in 1999, and represented 7.0% of total revenue for the quarter ended September 30, 2000, compared with 5.4% for the same period in 1999.

       Restructuring Charge. During the quarter ended September 30, 2000, the Company incurred a restructuring charge of $410 thousand related to a reduction in staff.

       Amortization of Goodwill. Amortization expense of $840 thousand and $248 thousand for the quarters ended September 30, 2000 and September 30, 1999, respectively, was related to SalesKit Software Corporation, A/E Management, Inc. and Semaphore, Inc., acquired in April 1998, April 2000 and August 2000, respectively.

       Interest Income. Interest income is earned principally on short-term investments in tax-exempt securities and amounted to $218 thousand for the quarter ended September 30, 2000, a decrease of 23.5% from $285 thousand for the same period in 1999 attributed to a decline in average invested funds used for acquisitions and share repurchases.

       Income Tax Provision. The Company's effective tax rate for the quarter ended September 30, 2000 was 39.1% compared with 40.0% for the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER,
1999

       Summary. Net income for the nine months ended September 30, 2000 amounted to $6.8 million, or $0.41 per diluted share, compared with $12.7 million, or $0.71 per diluted share for the nine months of 1999. Excluding a restructuring charge and amortization of goodwill, net income, as adjusted, amounted to $8.1 million, or $0.48 per diluted share for the current period compared with $13.2 million, or $0.74 per diluted share for the corresponding period in 1999. Total revenue for the three quarters ended September 30, 2000 increased by 0.4% from the first nine months of 1999 attributed principally to a 5.7% increase in services revenue, as software revenue was 10.3% short of the corresponding 1999 total. Operating expenses increased 17.2% before the restructuring charge and amortization of goodwill over the corresponding 1999 levels and accounted for much of the contraction in the operating margin, which was 16.8% for the current nine-month period compared with 28.8% for the corresponding period in 1999.

       Software License Fees. License fees for the nine months ended September 30, 2000 decreased by 10.1% to $19.6 million from $21.8 million for the same period in 1999. License fees from sales of GCS Premier increased 120% to $4.4 million for the nine months ended September 30, 2000 compared with $2.0 million for the comparable 1999 period. The increase was attributed to product upgrades and conversions from System1, the predecessor product. Sales of new front office products, Deltek CRM and Deltek Proposals, produced $708 thousand in software revenue for the nine months ended September 30, 2000, with no comparable revenue for 1999. Sales of ET Enterprise produced $2.6 million in fees for the nine months ended September 30, 2000 compared with $2.9 million for the corresponding period last year, a decrease of 10.3%. Costpoint license fees were $7.6 million for the nine months ended September 30, 2000, a decrease of 32.9% for the same period in 1999. As disclosed in Note 8, Revenue Recognition, the Company changed the refund provisions in its license agreements, which had the effect of accelerating $853 thousand of software license revenue into the nine months ended September 30, 2000. Factors discussed in the preceding three-month analysis are applicable to the nine-month periods as well.

       At September 30, 2000, deferred revenue included $865 thousand related to software shipped in the first week of October 2000.

       Services. Services revenue for the current nine-month period increased by 5.6% to $51.0 million from $48.3 million for the same period in 1999 attributed principally to increased Ongoing Support Plan (OSP) services revenue for all product lines. OSP increased by 19.1% to $23.1 million for the nine months ended September 30, 2000 compared with $19.4 million for the same period last year. Consulting services revenue decreased slightly by 2.1% to $23.1 million for the current period from $23.6 million for the nine months of 1999. Services revenue comprised 70.1% of the Company's total revenue for the nine months ended September 30, 2000, compared to 66.7% for the same period in 1999. Factors discussed in the preceding three-month analysis are applicable to the nine-month periods as well.

       Third-Party Equipment and Software. Revenue from third-party equipment and software for the nine months ended September 30, 2000 decreased by 8.3% to $2.2 million from $2.4 million for the nine months ended September 30, 1999. These revenues comprised 3.0% and 3.3% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

       Cost of Software License Fees. Cost of software license fees for the comparable nine-month periods ended September 30 were $2.6 million, or 13.4% of related software revenue, and $2.0 million, or 9.0% of related revenue, respectively. The increase was due to amortization expense related to the general release of GCS Premier and of PWP, the predecessor to Deltek's new front-office products, late in the first quarter of 2000. In addition, the costs associated with printing, shipping and software supplies increased. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees as a percentage of software license fees revenue to increase in future periods.

       Cost of Services. Cost of services for the current nine-month period increased by 21.2% to $27.4 million, from $22.6 million for the same period in 1999. The cost of services gross margin of 46.3% for the current period declined from 53.3% for the prior nine-month period due to a decrease in consultant utilization rates related to the decline in software license fees. Indirect travel and labor related expenses also contributed to the increase in cost of services.

       Cost of Third-Party Equipment and Software. Costs for third-party equipment and software were at $2.0 million for each of the comparable nine-month periods ended September 30, 2000 and 1999. Costs increased as a percentage of lower related revenue to 94.2% and 86.3% for the nine months ended September 30, 2000 and 1999, respectively.

       Software Development. Software development costs for the nine months ended September 30, 2000 were $13.1 million, an increase of 7.4% from the same period in 1999 due primarily to labor costs associated with subcontractors and to a reduction in capitalized costs for software development. Software development costs represented 17.9% and 16.9% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

       Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, increased to $10.2 million compared with $8.5 million for the same period in 1999. Sales and marketing expenses represented 14.1% and 11.7% of the Company's total revenues for the comparable nine months of 2000 and 1999, respectively. Factors discussed in the preceding three-month analysis are applicable to the nine-month periods as well.

       General and Administrative. General and administrative expenses for the nine months ended September 30, 2000 increased by 20.9% to $5.2 million from $4.3 million for the same period in 1999. This increase was due to additional professional fees and labor costs. General and administrative expenses represented 7.0% of the Company's total revenue for the nine months ended September 30, 2000, compared to 6.0 for the same period in 1999.

       Restructuring Charge. During the quarter ended September 30, 2000, the Company incurred a restructuring charge of $410 thousand related to a reduction in staff.

       Amortization of Goodwill. Amortization expense of $1.4 million and $803 thousand for the comparable nine-month periods, respectively, was related to SalesKit Software Corporation, A/E Management, Inc. and Semaphore, Inc., acquired in April 1998, April 2000 and August 2000, respectively.

       Interest Income. Interest income declined to $725 thousand for the nine months ended September 30, 2000, a decrease of 18.9% from $894 thousand for the same period in 1999 attributed to a decline in average invested funds used for acquisitions and share repurchases. .

       Income Tax Provision. The Company's effective tax rate for the nine months ended September 30, 2000 was 38.7% compared with 39.4% for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal source of funding is cash flow from operating activities. At September 30, 2000, the Company had cash and cash equivalents of $5.1 million, marketable securities of $9.4 million, and total working capital of $16.4 million.

       For the quarter ended September 30, 2000, the Company's net cash provided by operating activities was $12.7 million compared with $8.4 million for the comparable 1999 period. Accounts receivable, net of the allowance for doubtful accounts, were $17.4 million at September 30, 2000, compared to $13.4 million at December 31, 1999. Accounts receivable days sales outstanding (DSO) was 61 at September 30, 2000 compared with 56 at December 31, 1999. While the Company believes that its allowance for doubtful accounts at September 30, 2000, was adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

       Net cash used for investing activities amounted to $7.4 million for the nine months ended September 30, 2000 compared with $2.5 million for the comparable 1999 period. Cash used for acquisitions amounted to $16.0 million, while $3.4 million was used to purchase property and equipment, and $1.8 million was used for capitalized software production costs. Cash provided by sales of marketable securities amounted to $13.8 million for the nine months of 2000 compared with $2.1 million for the nine-month period in 1999.

       Cash received from financing activities for the nine months ended September 30, 2000 consisted of $1.1 million in proceeds from the exercise of stock options and the issuance of stock under the Company's employee stock purchase plan compared with $0.9 million for the nine months of 1999. Cash used to purchase and retire Deltek Common Stock amounted to $7.3 million in the first nine months of 2000 compared with $8.9 million for the comparable 1999 period.

       On August 9, 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of $10 million in cash from working capital.

       Deltek believes that its current liquidity, together with anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital expenditure requirements through the foreseeable future. However, depending on its rate of growth, profitability and other factors, some of which are not in the Company's control, the Company believes additional financing may be required to meet its working capital requirements or capital expenditure needs, including acquisitions, in the future. Deltek may consider additional appropriate acquisitions should such opportunities present themselves. There can be no assurance that additional financing will be available when required or, if available, that any such financing will be on terms satisfactory to the Company.

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

       Generally, for a period of 60 days following delivery, customers have a right of return for a full or partial refund of the software license fee in the event of a major product defect as defined in the related agreement. In the unlikely event that such a defect were to exist, and/or be widespread, one or more customers could exercise their right of return, which would require the Company to reverse all, or a portion of, previously recognized software license fee revenue.

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

       Future revenue growth is dependent in part on our successful introduction of new products. During the quarter ended September 30, 2000, we continued development work on several products. Our future revenue growth from software sales is dependent, in part, on our ability to launch new products successfully.

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

Date:   November 14, 2000

                                           DELTEK SYSTEMS, INC.



                                           By:  /s/ David L. Spilman
                                           --------------------------
                                                    David L. Spilman
                                               Chief Financial Officer
                                           (Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 13, 2000

                                           DELTEK SYSTEMS, INC.



                                           By:  /s/ David L. Spilman
                                           --------------------------
                                                    David L. Spilman
                                               Chief Financial Officer
                                           (Principal Accounting Officer)

                              DELTEK SYSTEMS, INC.

                                INDEX OF EXHIBITS

EXHIBIT #            EXHIBIT TITLE

   27                Financial Data Schedule