Form 10-K
period 2000-12-31
DELTEK SYSTEMS INC
filed 2001-04-02
CIK 1029299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE IF, SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE IF, SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001, was $30,607,717 based on a total of 7,533,280 shares held by non-affiliates on that date and computed by reference to the closing price reported on the Nasdaq National Market on that date, which was $4.063 per share.

      The Company had 15,199,349 shares of Common Stock, $.001 par value, outstanding as of March 26, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information to be contained in the registrant’s proxy statement for the 2001 annual meeting of the registrant’s shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated into Part III of this report by reference to such proxy statement.

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

PART I

ITEM 1.  BUSINESS

      Deltek Systems, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise software products that enable professional services organizations and project-oriented businesses to more effectively manage, operate and grow their operations. Our software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, employee time and expense, human resources management and administration, materials management, project reporting, customer relationship management, sales force automation and proposal generation. We also provide a full range of services, including implementation and consulting, training and ongoing support. In the year ended December 31, 2000, 28.1% of our total revenues were derived from software license fees and 68.8% of our total revenues were generated from services. We currently serve, and have active relationships with, over 7,500 project-oriented customers across a spectrum of industries, including IT services and consulting, architecture and engineering, environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many of these project-oriented businesses provide products and services under federal government contracts.

      From 1996 through 2000, total revenues increased from $41.7 million to $98.3 million, representing compound annual growth of 25.1%. For the year ended December 31, 2000, total revenue increased slightly to $98.3 million from $98.2 million in the previous year.

Industry Background

      Increasing competition has created pressure for organizations to better utilize information technologies to manage their businesses, improve efficiency, reduce costs and provide employees and management with more timely and pertinent information. Information technology is now viewed as a strategic and tactical tool, as well as a means of facilitating information processing and reducing costs. As a result, many organizations are implementing enterprise-wide business systems to automate their operations, including finance, accounting, manufacturing, human resources, budgeting and reporting functions. In addition, organizations are recognizing the need to deploy front-office professional service automation (PSA) solutions as a means of better managing customer relationships in the face of increasing competition. In its PSA 2000 research report, the Aberdeen Group values the worldwide market potential for PSA solutions at approximately $4.8 billion, and forecasts actual sales of $309 million in 2001 with an annual growth rate of over 75 percent through 2004.

      Most enterprise-wide business systems are general purpose in design and, without significant customization, do not address many of the unique requirements of businesses engaged primarily in providing products and services under project-specific contracts and engagements. Project-oriented organizations have many project-specific requirements. Such requirements include the need to track costs and profitability on a project-by-project basis, provide timely project information to managers and customers and submit accurate and detailed bills, often in compliance with complex industry-specific and regulatory requirements. Many project-oriented organizations provide products and services under government contracts. Project accounting for these organizations often requires the use of sophisticated methodologies for allocating and computing project costs and revenues.

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

      As the number and type of project-oriented and professional service organizations increase, such businesses are demanding increasingly sophisticated tools to address their core information and accounting needs, including project accounting, employee time collection, project budgeting, project reporting, customer management, sales force automation and proposal generation. At the same time, these organizations are recognizing that, because most aspects of their businesses revolve around their project orientation, they can achieve efficiencies in a number of other accounting and business functions, such as general ledger, accounts payable, accounts receivable, materials management and human resources, through the use of software applications designed to address the special needs of project-oriented organizations. Like other businesses, project-oriented and professional services organizations are also demanding solutions that allow them to combine their business software applications into a single integrated, enterprise-wide system.

The Deltek Solution

      Deltek is a leading provider of enterprise software and professional service automation products that enable project-oriented and professional service firms to more effectively manage, operate and grow their operations. Our software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, employee time and expense, human resources management and administration, materials management and project reporting, customer relationship management, sales force automation and proposals generation. We also provide a full range of services, including implementation and consulting, training and ongoing support.

      Since our inception, we have focused exclusively on developing and providing products and services designed to meet the needs of project-oriented organizations. We believe that this focus is a competitive advantage in serving project-oriented markets relative to companies that offer more general-purpose enterprise software. We believe that our solutions generally are better suited, require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. The primary software product suites that we currently market consist of Deltek CRMTM and Deltek ProposalsTM, a front-office customer relationship management solution for professional service environments; Deltek Costpoint®, an advanced client/ server-based business software accounting system designed for all types of complex project-oriented organizations; Deltek AdvantageTM, an integrated, project-focused accounting system designed for professional services firms; Deltek GCS Premier™, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; and Deltek Time CollectionTM (formerly ET Enterprise™), an advanced employee timekeeping system.

      We also provide implementation, consulting, training and ongoing support services. We have a staff of over 110 experienced system consultants who may be engaged to directly assist our customers with system implementation. Beyond implementation, we provide training either on site or at one of our four training centers. We also provide ongoing product maintenance and technical support to our customers, which is a significant source of recurring revenues.

Strategy

      Our objective is to strengthen our position as a leading provider of enterprise software products to project-oriented organizations and to become a recognized leading provider of professional services automation solutions by pursuing a strategy that includes the following elements:

      Maintain Focus on Project-Oriented Markets. Since our inception, we have focused on addressing the unique business needs of project-oriented organizations. We believe that our exclusive focus on developing applications for project-oriented organizations is a competitive advantage in serving these markets relative to companies that offer more general-purpose enterprise software. We believe that our solutions generally are better suited for project-oriented organizations, require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. We intend to capitalize on the expertise that we have developed by continuing to market to project-oriented organizations, including those performing federal government contracts, architecture and engineering firms and other professional and technical organizations.

      Deliver End-to-End Professional Services Automation. In recent months, industry analysts have focused on the strengths and merits of applications called professional services automation (PSA). PSA applications include our current front-office solutions in Deltek CRM, Deltek Proposals, Deltek Time Collection, Deltek Employee ExpenseTM, Deltek Corporate PlannerTM and Deltek Project PlannerTM. Given that we already have many of the components of PSA in place, and given our current large customer base of professional service organizations, we intend to position ourselves as a leading provider of PSA solutions. To comprehensively address the needs of professional service organizations, Deltek is currently developing an integrated “end-to-end” 100% pure Web technology based PSA solution. Within one integrated, browser-based application suite, this new PSA solution is intended to automate accounting, billing, employee time and expense, CRM, proposals, resource planning and scheduling, human resources, knowledge management and project e-business. Beta delivery is planned for the latter part of 2001.

      Expand Comprehensive, Technologically Advanced Product Line. We have developed a family of complementary products with broad-based functionality, usable in a variety of technology environments, which we offer to project-oriented organizations. We intend to continue to expand the breadth of our product offerings and to enhance the features and functionality of each of our currently marketed applications. Our primary development initiatives include the upcoming introduction of Deltek Costpoint 4i. This version will provide a number of mission-critical applications on a browser-based, n-tier architecture being developed for the Web using Java® and Enterprise JavaBeans® technology. This new, web-based version will be released in stages over the next few years.

      Leverage Large Installed Customer Base. Our large installed customer base enables us to generate revenues from ongoing services and product enhancements provided to these customers. Our strategy is to (i) maintain and strengthen relationships with our existing customers by providing ongoing support services; (ii) derive additional revenues by migrating clients to more advanced products within our product line, licensing add-on application software products and offering our customers additional consulting and training services; and (iii) target existing customers to purchase front office solutions such as Deltek CRM, Deltek Proposals, Deltek Time Collection, Deltek Employee Expense, Deltek Project Planner and Deltek Corporate Planner.

Products

      Deltek Front OfficeTM. Deltek Front Office contains core software applications that provide knowledge-enhancing functionality for managing customers, projects, opportunities, proposals, employees and customer e-Business. These components will be sold, and can be used in conjunction with, Deltek Back Office project and financial accounting systems. The Deltek Front Office products include:

•	Deltek CRM and Deltek Proposals: Provide a powerful solution for all front office communications, business development and marketing challenges. Designed to enhance customer relationships and increase productivity, these tools provide sales force automation, opportunity management, customer relationship management and proposal generation tools. They provide the tools that sales, marketing and business development need to create award-winning proposals and feature embedded reports, activity tracking, forecasting, calendaring, and MS Outlook® and e-mail integration. These products interface with Deltek Costpoint, Deltek GCS Premier and Deltek Advantage.

•	Deltek Time Collection (formerly ET Enterprise) and Deltek Employee Expense: Provide increased management visibility and control of projects and operations. Tracks daily labor activity and historical data, giving supervisors, project managers and executives access to pertinent information in a timely manner, preventing costly project overruns and reducing billing time in addition to enabling federal contractors to comply with government auditing regulations. These products interface with all Deltek products as well as enterprise applications from PeopleSoft®, SAPTM, Oracle®, JD EdwardsTM ADPTM, PayAmericaTM and SolomonTM.

•	Deltek Corporate Planner: Handles corporate-wide financial planning, budgeting and forecasting needs. Allows the creation of multidimensional planning scenarios and linking of information to permit flowing from one model to another. Interfaces with other Deltek project accounting solutions: Deltek Costpoint, Deltek Advantage and Deltek GCS Premier.

•	Deltek Project Planner: Automates the process for evaluating, budgeting and balancing project and task-specific resource allocations. Offers an easy-to-use environment for project managers to set initial budgets for projects and then to automatically create rolling forecasts updated with actual project hours and costs. Forecasted revenues, costs and projects are calculated automatically to the project, resource and task levels.

•	Deltek Business Intelligence: Designed to leverage Internet technology making information easily accessible to everyone in the organization as well as customers. Functionality includes Managed Web Reporting, Web-based Analysis and Trending, Web Query and Reporting, BI Portal, Ad Hoc Query and Reporting, Analysis and Trending, Visualization, Data Warehousing and Quick-Start Program.

      Deltek Back OfficeTM. Deltek Back Office products interface with the Deltek Front Office products as well as third-party accounting applications and include the following:

•	Deltek Costpoint. Deltek Costpoint is an advanced client/ server-based, enterprise-wide business back office solution for large professional service organizations (PSO’s) that have complex project, accounting or business requirements and operate in a variety of project-oriented, professional services industries. It includes over 30 modular applications from project and financial accounting to human resources and materials management.

Deltek Costpoint also meets the common regulatory and reporting requirements of businesses with federal government contracts. Deltek Costpoint combines these capabilities with applications in other business system areas that are designed for the special needs of project-oriented businesses. Through its open data architecture and the use of drill-down inquiries, on-line analytical processing (“OLAP”) tools and standard reports, Deltek Costpoint provides managers with timely and pertinent information.

Deltek Costpoint utilizes an open, relational database architecture on the server and Microsoft Windows operating systems on the desktop client PC. It can be operated on a variety of network operating systems, including Windows NT®, UNIX® and Novell® Netware and currently supports Oracle® Systems Corporation (“Oracle”), Microsoft® SQLServer, Sybase® Inc. (“Sybase”) and Centura® Corporation (“Centura”) relational databases. Deltek Costpoint employs 32-bit technology and was developed with extensive use of object-oriented programming techniques utilizing a fourth generation language together with C++ and database-specific stored procedures to maximize performance. As a result of this architecture, Deltek Costpoint is scaleable and can be utilized in organizations with 3 to 300 concurrent users.

We began development of Deltek Costpoint in 1992 and commercially released the product in June 1995. Through December 31, 2000, we had licensed approximately 760 Deltek Costpoint systems. License fees for Deltek Costpoint systems vary depending on the number of users and sites and the number and types of modules licensed.

Deltek Costpoint 4i is currently under development. This version will provide a number of mission-critical applications on a browser-based, n-tier architecture being developed for the Web using Java and Enterprise JavaBeans technology. Development of this new, web-based version will occur in stages over the next few years.

The following table lists the principal Deltek Costpoint application areas and modules:

Application areas	Modules
Financial Accounting Suite	General Ledger Accounts Payable Accounts Receivable Consolidations	Travel Fixed Assets Workflow Multicurrency
Project Accounting Suite	Project Setup Project Reporting Project Budgeting	Project Billing Project Cost and Revenue Processing Project Management Interfaces
People Management Suite	Labor/Leave Payroll Human Resources	Benefit Tracking Labor/ Payroll Interfaces Employee Self Service
Materials Management Suite	Product Definition Purchasing; Receiving Procurement Planning Inventory Bills of Material Materials Estimating	Sales Order Entry Production Control Routings Engineering Change Notices Requirements Planning

•	Deltek Advantage. Deltek Advantage, an integrated, project-focused accounting system for professional services firms, was designed and developed by Harper and Shuman, which we acquired in May 1998. The Deltek Advantage product currently includes comprehensive modules for Project Control, Accounting, Billing, Accounts Payable, Payroll, Profit Center Reporting, Timekeeper, Multi-User and Expensekeeper. Deltek Advantage employs 32-bit technology, provides a superior user interface utilizing current Microsoft Windows® platforms, and utilizes either Microsoft SQLServer or Access® database platforms. Deltek Advantage can operate on a stand-alone PC or within a local or wide area network environment.

Deltek Advantage has fewer modules, is generally less complex and easier to implement and results in a lower cost of ownership than Deltek Costpoint. Accordingly, the Company markets Deltek Advantage primarily to small and mid-sized professional services firms with relatively less complex requirements.

We began development of Deltek Advantage in 1995 in response to the technical maturation of the CFMS product line. Deltek Advantage was commercially released in December 1996. Through December 31, 2000, it has been licensed to approximately 2,774 organizations, primarily architecture and engineering firms. License fees for Deltek Advantage systems vary depending on the number of the customer’s employees and sites and the number and types of modules licensed.

•	Deltek GCS Premier™. GCS Premier is Deltek’s Windows-based enterprise accounting solution for small to mid-sized businesses that earn revenue from government contracts.

General release occurred in March 2000. In addition to its Windows-based interface, it features flexible, state-of-the-art component based software construction achieved with MS Visual Basic® 6.0 and ActiveX® controls. GCS Premier was designed specifically to ensure that our System1 customers could easily migrate to GCS without the necessity of data conversion while preserving System1’s critical processing programs, complex reports and other time-tested legacy programs. GCS Premier’s Windows-based front end tightly integrates with its process-oriented design. Its pull-down menus are workflow-like in their functionality and provide an intelligent, intuitive capability that makes it easy for users to learn the application by navigating from process to process.

      Other Legacy Software Products. In addition to the above products currently marketed, we also maintain and support three legacy product lines that we no longer market. These include System1TM, CFMSTM and Deltek Sema4TM Windows.

•	System1 was our original accounting system for government contractors. We estimate that approximately 2,000 companies have licensed System1 since it was commercially released in 1985. As of December 31, 2000, approximately 1,031 licensees were continuing to pay for ongoing support services related to System1. Since our introduction of our more advanced Deltek Costpoint system, the majority of our new customers have licensed Deltek Costpoint systems, and new System1 sales have decreased in number and system size. Our strategy is to migrate as many of these System1 users to our newly introduced GCS Premier product, which delivers similar functionality with modern technology and updated feature sets. We provide significant discounts to customers migrating from System1 to GCS Premier.

•	The CFMS product line includes three older-generation accounting systems designed and developed for architecture and engineering firms by Harper and Shuman, which we acquired in May 1998. In total 2,700 CFMS systems have been licensed of which approximately 40 remain. Over 90% of the CFMS users migrated to Deltek Advantage.

•	Deltek Sema4 is a fully integrated project and financial management software system designed for the small to mid-sized company. Sema4 Windows has 2000 clients ranging from 1 to 900 employees. Most of these clients are architecture/engineering firms with a small percentage of other professional service industries in the mix. Although we are still selling new modules and employee series upgrades to existing Sema4 Windows clients, we are no longer selling this product to new prospects. Our strategy is to migrate users to our new PSA solution as it becomes available or other Deltek Back Office systems.

      We plan to continue to offer maintenance updates and telephone support services to System1 and CFMS/ RD and Sema4 Windows users for the foreseeable future but do not plan to make significant software enhancements to these products.

      Third-Party Products. We incorporate into our software products certain application software licensed from third parties. The Business Intelligence ToolsTM, Impromptu® and Power PlayTM, are both licensed from Cognos® Corporation, and the System1 report-writer, Intelligent Query®, is also licensed from a third party. These Business Intelligence Tools are an enterprise solution for database query and reporting on the desktop and over the web. The tools enable the user to quickly and easily create any query and report, while providing administrators with flexibility, scheduling and distribution capabilities. In order to support Oracle, Sybase and Centura relational databases, Deltek Costpoint contains certain native “router” software licensed from Centura. In addition, our Deltek Costpoint customers must license applicable database software from Oracle, Sybase, Centura, or Microsoft, either directly or through Deltek. Because some customers desire a “turnkey” solution, we occasionally purchase servers, network software and other software and hardware products, which we resell or sublicense to our customers and install with Deltek products to provide a fully operational system. The products known as Project Planner and Corporate Planner are both licensed from Adaytum® Software. Project Planner and Corporate Planner allow the creation of multidimensional planning scenarios and linking of information to permit flowing from one model to another. The interface with Deltek Costpoint has been developed for Project Planner and Corporate Planner and interfaces with other Deltek Back Office systems are in process. Deltek Employee Expense utilizes software from Necho® Systems Corporation. Deltek Costpoint 4i utilizes development and deployment software from BEA® Systems, Inc. to achieve the web enabled component of this most recent version.

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

      Ongoing Support Services. We provide comprehensive telephone support during business hours as well as supplemental emergency support after hours and on weekends. We utilize a sophisticated in-house support tracking system that enables call, problem and resolution tracking. We also maintain an “open phone” policy whereby customers are encouraged to contact any supervisor or senior manager at Deltek for any reason. We normally handle between 315 and 540 support calls per day. We provide periodic updates and enhancements to each of our software products. Typically, we provide several minor updates per year, which include system error corrections, tax table updates and other minor enhancements, and new version releases periodically, which include major enhancements and changes to the database design. Telephone support and periodic product enhancements and updates are provided for maintenance fees that are payable quarterly and initially represent, on an annual basis, between 15% and 20% of the related software license fee.

      Training Services. Our training facilities are located at our McLean, Virginia headquarters and at our offices in Cambridge, Massachusetts and Tigard, Oregon where we provide regularly scheduled training classes on approximately 40 topics related to our products. We maintain system laboratories at our training facilities, which are available for customer testing, benchmarking and troubleshooting. We also offer custom, on-site training classes. Training is billed hourly or on a per class basis.

Customers

      Since inception, we have licensed our products to over 7,500 project-oriented organizations, predominantly in the United States, across a spectrum of industries. Project-oriented industries that we currently serve include IT services and consulting, architectural, engineering, environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many project-oriented businesses within these industries provide products and services under government contracts. No customer accounted for more than 10% of the Company’s total revenues in 1998, 1999 or 2000.

Sales and Marketing

      We sell our products and services primarily through our direct sales force. As of December 31, 2000, we had 56 full-time sales and account management personnel and 20 full-time marketing personnel at our offices in McLean, Virginia, Cambridge, Massachusetts and San Jose, California. We currently employ two full time sales personnel and one administrative person in our sales and marketing office in London, England.

      Our sales cycle begins with the generation of a sales lead or the receipt of a request for proposal. Sales leads are generated by direct mailing to potential customers in selected markets, as well as through advertising, seminars and trade shows. Our sales personnel work closely with prospective customers to understand their reasons for undertaking a system change and to identify their specific business and system requirements. Increasingly, we target project managers in addition to accounting managers. When the prospective customer is ready for a product demonstration, we utilize specially trained and industry-experienced professionals to provide the product presentation. We provide prospective customers with information to explain the capabilities and benefits of our products and to assist in planning for the system implementation. The licensing and implementation of our business software products is often a decision with significant enterprise-wide implications involving a substantial commitment of the customer’s management attention and resources. The period between initial customer contact and the customer’s purchase commit-

ment typically ranges from three to 18 months. Accordingly, our sales process is subject to delays associated with a lengthy evaluation and approval process, including delays over which we have little or no control.

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

Product Development

      Our product development is generally organized into teams of 6 to 12 developers who handle a particular product area, a group of programs or functions, or a new development area. Each development team includes one or more subject matter experts who are instrumental in the design of each new module and capability. Following the completion of high-level design, the development team receives assistance from our database design team, which helps with the important step of designing, or making changes to the relational database architecture. Throughout the development process, and particularly when the initial programming has been completed, quality assurance team members provide testing and analysis to ensure that the application has been developed using standards and functions appropriate to its design and purpose. Our product architecture group supports many of our product development groups and focuses on development, enhancement and maintenance of the object-oriented product development tools used throughout the development process. We utilize a sophisticated in-house system for tracking the development process, program check-in and check-out, version control and system error and bug tracking.

      A significant portion of the development related to the Deltek Costpoint product line is conducted using two fourth-generation client/server development tools, SQLWindowsTM and Team DeveloperTM, which we license from Centura. In order to optimize performance for process-intensive functions in Deltek Costpoint, such as project costing and billing applications, we make extensive use of database-specific stored procedures, which enable specific applications to operate much faster with considerably less network traffic. C and C++ programming is also used throughout Deltek Costpoint in various situations to improve performance and functionality. Using the above development tools, we have developed a number of reusable objects and classes to better facilitate development. We are currently in the process of replacing existing Centura-based code with Enterprise Java Bean (EJB) and Java script for mission critical applications and expect this replacement process to continue for the next few years.

      To continue to provide innovative solutions to our customers and to position ourselves for long-term growth, Deltek is aggressively pursuing two major development initiatives in 2001: 1) Web-based development of the Deltek Costpoint application suite for advanced project-oriented businesses; and 2) development of a new, web-based professional services automation (PSA) product suite for professional services firms encompassing and integrating a complete, “end-to-end” set of business applications. In addition, Deltek plans to develop and introduce several new application modules during 2001 and continue to maintain and enhance its broad array of existing products.

      Deltek Costpoint for the Web. A major milestone in the strategy for targeting Deltek’s high-end, project-oriented market is the upcoming introduction of Deltek Costpoint 4i. This release will provide a number of mission-critical applications on a browser-based, n-tier architecture being developed for the Web using Java and Enterprise JavaBeans technology. The Deltek Costpoint client/server product already encompasses over 25 modular applications in project accounting, finance, human resources and materials management. With Deltek Costpoint 4i, users will be able to perform many back office functions directly over the Internet. The applications will have a ‘zero footprint’ on the client PC, giving IT managers tremendous flexibility in deploying these functions across their enterprise. When the new version is in full release, processing programs and reports will also be available from any Internet connection, along with dozens of input screens relating to key business practices such as project setup, employee setup, vendor and payables processing, cash receipts and journal entries.

      New PSA Application Suite. Deltek’s newest development effort began last summer and is directly targeted at the emerging market for PSA applications. Using 100% pure Web technology based on the Microsoft COM+TM architecture, Deltek is developing a completely new, “end-to-end” suite of business applications that will be targeted to over 50,000 professional services firms around the world. Within one integrated, browser-based application suite, this new PSA system is intended to automate accounting, billing, employee time and expense, CRM, proposals, resource planning and scheduling, human resources, knowledge management, and project e-business. Deltek plans to deliver beta releases of this new application suite later this year.

      In addition to the above development efforts, our product development groups are continually focused on enhancements and customary error corrections to existing versions, and development of future versions of Deltek CRM and Proposals, Deltek Costpoint, Deltek Advantage, Time Collection and GCS Premier.

      Our software development expenses, exclusive of certain development costs which have been capitalized, were $15.0 million, $16.7 million and $17.7 million in 1998, 1999, and 2000, respectively. As of December 31, 2000, we had 244 employees engaged in product development and quality assurance activities, including 22 employees at our development office in Manila, the Philippines.

Competition

      The market for client/ server-based business and web-based application software is highly competitive and rapidly changing. Our products are targeted toward a wide range of project-oriented organizations, and the competition that we encounter varies depending upon the customer’s size, industry and specific system requirements. For larger implementations of our enterprise-wide products, our principal competitors include Oracle, PeopleSoft, Inc., J.D. Edwards, Lawson Software® and SAP AG. For smaller implementations of our enterprise-wide products, our competitors include Great Plains® Software, Inc., Maxwell Business Systems, Inc., Platinum® Software Corporation, Solomon SoftwareTM, State of the Art®, Inc., Timberline® Software Corporation, and some others that offer industry-specific products. Deltek Time Collection competes with electronic timekeeping systems offered by vendors including Executive Partners Software, Automatic Data Processing, Inc. and Oracle. Our front-office applications face competition from well-known companies such as Siebel® Systems, Inc. and Goldmine® Software Corporation. We also face indirect competition from the internal MIS departments of our potential customers.

      We believe that competition in the rapidly evolving markets for business application software is based primarily on product features and functions, product architecture, ease of implementation, vendor and product name recognition and reputation, customer service and support, and price. We believe that we have competed effectively to date by developing products and services that meet the unique needs of project-oriented organizations. We also believe that our reputation for high quality service and support, our ability to work directly with our customers and our ability to provide rapid implementations have constituted competitive advantages.

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

Employees

      As of December 31, 2000, we had 694 full-time employees, including 244 employees primarily engaged in product development and quality assurance, 160 in customer support and training activities, 172 in consulting and account management, 76 in sales and marketing, and 42 in finance and administration. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

      Corporate headquarters, the principal administrative, product development, sales and marketing operations and the principal customer training center are located in 85,000 square feet of office space in a building in McLean, Virginia, which the Company occupies under leases expiring in March 2002. We are in the process of negotiating space for our headquarters in the northern Virginia area. We also lease 4,855 square feet in San Jose, California, under a lease expiring in January 2002. Deltek is in the process of subletting this space and closing this office. Additional space of 4,277 square feet is leased in Diamond Bar, California. The Company leases approximately 20,134 square feet in Cambridge, Massachusetts under leases expiring in 2002, and 5,162 square feet in St. Louis, Missouri under a lease expiring in 2003. This office location is in the process of being downsized and sublet arrangements are being sought. Leased space of 10,000 square feet in New York, New York expires April 30, 2001 and will not be renewed. This is the previous headquarters for Semaphore and all activities have been allocated of other Deltek office sites. Approximately 2,246 square feet are leased in Tigard, Oregon and 2,496 square feet are leased in St. Petersburg, Florida. We believe that our existing facilities and offices are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms. See Notes to Consolidated Financial Statements for information regarding our obligations under facilities leases.

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

      Since February 25, 1997, the Company’s Common Stock has been traded on the Nasdaq National Market under the symbol “DLTK.” The high and low per share sales prices for the Company’s Common Stock for each period indicated, as reported on the Nasdaq National Market, are as follows:

	Price

	High	Low

Year Ended December 31, 1999

First Quarter	$19.13	$8.25

Second Quarter	$11.00	$8.06

Third Quarter	$17.13	$9.13

Fourth Quarter	$17.88	$9.69

Year Ended December 31, 2000

First Quarter	$21.00	$12.38

Second Quarter	$15.38	$5.88

Third Quarter	$8.34	$5.75

Fourth Quarter	$7.72	$3.63

      On March 26, 2001, the closing price for our Common Stock was $4.063 per share and we had approximately 71 shareholders of record. Management believes there are approximately 2,700 beneficial holders of our Common Stock and has been advised that there are 121 individual participants holding approximately 59% of the outstanding Common Stock pursuant to security position listings furnished by Cede & Co., New York, New York, registered clearing agency and depository.

      As a former S Corporation, we made cash distributions to our shareholders, including in connection with the termination of the Company’s S Corporation status in February 1997. In 1998 we paid $369,000 in such cash distributions to the S Corporation shareholders. We have not paid further cash dividends and do not intend to pay cash dividends in the future as we intend to retain all earnings to support planned growth.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein or incorporated herein by reference. The statement of operations data set forth below with respect to the years ended December 31, 1998, 1999, and 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report. All amounts for all periods have been restated to reflect the acquisition of Harper and Shuman in May 1998, which was accounted for using the pooling-of-interests method of accounting. The unaudited pro forma statement of operations data set forth below do not purport to be indicative of the results of operations that would have occurred had the termination of the Company’s S Corporation status occurred at December 31, 1996.

	1996		1997		1998		1999	2000

	(In thousands except per share data)

Statement of Operations Data:
Revenues

License fees	$14,114		$21,043		$28,162		$29,836	$27,603

Services	24,343		33,216		50,867		65,321	67,642

Third-party equipment and software	3,254		3,387		4,040		3,087	3,013

Total revenues	41,711		57,646		83,069		98,244	98,258
Operating expenses

Cost of software	1,577		2,053		2,491		2,583	3,134

Cost of services	9,844		14,375		24,763		30,849	37,295

Cost of third-party equipment and software	2,516		2,631		3,146		2,640	2,711

Software development	8,380		11,214		15,014		16,663	17,671

Sales and marketing	5,000		6,643		10,353		11,592	14,174

General and administrative	3,018		3,558		4,163		5,939	8,287

Amortization of purchased intangibles	—		26		687		1,051	2,505

Stock option compensation	867	(1)	—		—		—	—

Acquisition and offering costs	—		320	(2)	1,475	(3)	—	—

Purchased in-process research and development	394	(1)	—		2,500	(3)	—	—

Total operating expenses	31,596		40,820		64,592		71,317	85,777

Income from operations	10,115		16,826		18,477		26,927	12,481

Interest income	392		781		1,066		1,166	878

Income before income taxes	10,507		17,607		19,543		28,093	13,359

Provision for income taxes	54		5,898		7,788		10,881	5,660

Net income	$10,453		$11,709		$11,755		$17,212	$7,699

Diluted net income per share					$0.64		$0.97	$0.47

Weighted average shares, diluted					18,235		17,732	16,505

Pro Forma Statement of Operations Data (Unaudited)(4):

Provision for income taxes	$4,092		$6,780

Net income	6,415		10,827

Diluted net income per share	0.39		0.61

Weighted average shares, diluted	16,282		17,882

	December 31,

	1996	1997	1998	1999	2000

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$9,381	$25,832	$33,376	$29,245	$14,156

Working capital	7,309	20,132	29,662	32,174	15,966

Total assets	21,129	40,571	60,711	62,435	64,161

Total shareholders’ equity	12,233	25,814	41,406	47,242	45,231

(1)	In 1996, the Company incurred non-recurring, non-cash charges of $867,000 for stock option compensation and $394,000 for purchased in-process research and development. Exclusive of these charges, income from operations, net income, pro forma net income and pro forma diluted net income per share for 1996 would have been $11.4 million, $11.7 million, $7.2 million and $0.44, respectively.

(2)	In 1997, the Company incurred a non-recurring, non-cash charge of $320,000 for acquisition costs. Exclusive of this charge, income from operations, net income, pro forma net income and pro forma diluted net income per share for 1997 would have been $17.1 million, $12.0 million, $11.1 million and $0.62, respectively.

(3)	In 1998, the Company incurred non-recurring, non-cash charges of $1.5 million for acquisition costs and $2.5 million for purchased in-process research and development. Exclusive of these charges, income from operations and net income for 1998 would have been $22.5 million and $15.7 million, respectively.

(4)	Prior to February 25, 1997, Deltek (excluding Harper and Shuman) elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if Deltek had not elected S Corporation status for the periods indicated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

      Deltek is a leading provider of enterprise software products that enable project-oriented organizations and professional service firms to more effectively manage, operate and grow their operations. From 1985 through 1994, without considering revenues from the Company’s 1998 acquisition of Harper and Shuman, substantially all of the Company’s revenues were derived from licenses of its System1 business software, designed primarily for organizations providing products or services under contracts with the federal government, and services related to System1. In 1992, the Company began development of Deltek Costpoint, an advanced client/ server-based, enterprise-wide business software system, which was commercially released in June 1995 and which represented approximately 37.1% of the Company’s license fees for the year ended December 31, 2000. The primary software product suites that we currently market consist of Deltek CRM and Deltek Proposals, a front-office customer relationship management solution for professional service environments; Deltek Costpoint, an advanced client/ server-based business software system designed for all types of complex project-oriented organizations; Deltek Advantage, an integrated, project-focused accounting system designed for professional services firms; Deltek GCS Premier, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; and Deltek Time Collection (formerly ET Enterprise), an advanced employee timekeeping system.

      The Company’s revenues consist of fees derived from the licensing of its software products, service revenues from consulting and other services, and revenues from the resale of third-party equipment and the sublicensing of third-party software. The Company generally recognizes license fees from its products upon delivery. For certain of its software products, the Company had typically granted its customers a right of return for any reason for a full or partial refund of the license fee during a refund period, which is generally 60 to 90 days from the date of the initial software delivery. Beginning with the third quarter of 2000, the Company modified the refund provision for new contracts to be for a material defect only within the 60 to 90 day timeframe. This had the effect of allowing the Company to immediately recognize revenue since it believes it has no material defects in its generally released products. Prior to this change, revenue had been deferred for the stated refund period of the contract. Due to the decline in Deltek Costpoint sales, the impact on revenue was not significant for 2000. The Company occasionally has provided, and may in the future provide, longer refund periods for larger, more complex Deltek Costpoint installations. Implementation and other consulting services are provided on a time and materials basis, billed monthly and recognized as the services are performed. Ongoing support services are provided for fees that are payable in quarterly or annual installments and initially represent between 15% and 20% of the related software license fee on an annual basis. Revenues from ongoing support services are recognized over the quarter or annual period in which the services are provided. Training is billed by the hour or per class and recognized as the services are provided. Revenues from third-party equipment and software are derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company’s systems and are generally recognized on delivery. The Company derives substantially greater profit margins from license fees than from service revenues or third-party equipment and software revenues. The mix of revenues can fluctuate from quarter to quarter, and such fluctuations can have a material effect on margins. Over the past five years, the percentage of the Company’s total revenues represented by service revenues has increased, and the Company anticipates that it will continue to do so.

      In April 2000, Deltek acquired substantially all assets of A/ E Management Services, Inc., including its complete suite of RFP Proposal automation and tracking software, for the cash purchase price of $3.5 million. Net assets acquired were nominal and the entire purchase price was allocated to purchased intangibles and goodwill on a preliminary basis. These intangibles are being amortized over five years. A/ E Management’s RFP front-office automation solution is designed to help the architecture, engineering, construction, and other professional services organizations win more contracts by automating the process of collecting, updating, researching and retrieving data critical to achieving marketing and proposal automation success.

      In August 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of approximately $11.1 million in cash (subject to certain working capital adjustments) and $0.8 million of non-cash considerations. Semaphore, Inc. provides advanced financial and project management software and services for architecture, engineering, construction, and other professional services firms. Approximately $10.5 million of the purchase price was allocated to purchased intangibles and goodwill on a preliminary basis. These intangibles and goodwill are being amortized over five years. See Notes to Consolidated Financial Statements regarding pro forma information that might have been achieved if these transactions had been in effect since the beginning of 1999.

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

	Percentage of Total Revenues
	Year Ended December 31,

	1998		1999	2000

Statement of Operations Data

Revenues:

License fees	33.9%		30.4%	28.1%

Services	61.2		66.5	68.8

Third-party equipment and software	4.9		3.1	3.1

Total revenues	100.0		100.0	100.0

Operating expenses:

Cost of software	3.0		2.6	3.2

Cost of services	29.8		31.4	38.0

Cost of third-party equipment and software	3.8		2.7	2.8

Software development	18.1		17.0	18.0

Sales and marketing	12.5		11.8	14.4

General and administrative	5.0		6.0	8.4

Amortization of purchased intangibles	0.8		1.1	2.5

Acquisition and offering costs	1.8	(1)	—	—

Purchased in-process research and development	3.0	(1)	—	—

Total operating expenses	77.8		72.6	87.3

Income from operations	22.2		27.4	12.7

Interest income	1.3		1.2	0.9

Income before income taxes	23.5		28.6	13.6

Provision for income taxes	9.4		11.1	5.8

Net income	14.1%		17.5%	7.8%

(1)	In 1998, the Company incurred non-recurring, non-cash charges for acquisition costs and purchased in-process research and development. Exclusive of these charges, income from operations and net income for 1998 would have been 27.0% and 17.4%, respectively, of total revenues.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      License Fees. License fees for the year ended December 31, 2000 decreased by 7.4% to $27.6 million from $29.8 million for the same period in 1999. The decrease in license fees was attributable to Deltek Costpoint and Deltek Advantage license fees, which decreased by 28.8% and 34.0% to $10.2 and $4.4 million, respectively, for the year ended December 31, 2000. License fees from GCS/ System1 products were $5.6 million for the year ended December 31, 2000 compared to $2.5 million for the year ended December 31, 1999, an increase of 124.0%. Deltek CRM and Proposals, Enterprise Planner and Semaphore licenses were new products for the year ended December 31, 2000 and license fees were $1.1 million, $220,000 and $482,000 respectively. We believe that the decline of Deltek Costpoint license fees was due to the saturation of the back office market in the industries served by the Company as compared to 1999. The lack of a true web based architecture for our back office systems also hindered our sales in markets where such technology is in high demand. License fees comprised 28.1% of the Company’s total revenues for 2000, compared to 30.4% for 1999.

      Services. Service revenues for the year ended December 31, 2000 increased by 3.5% to $67.6 million from $65.3 million for the same period in 1999. Maintenance service revenues increased by 11.4% to

$37.2 million for the year ended December 31, 2000 from $33.4 million for the same period in the prior year. The increase in maintenance service revenues was principally attributable to increased maintenance services related to the acquisition of A/ E Management, Inc. and Semaphore Inc. as well as normal contractual maintenance escalations for other products. Consulting service revenues decreased by 4.9% to $30.4 million for the year ended December 31, 2000 from $31.9 million for the same period in 1999. Service revenues comprised 68.8% of the Company’s total revenues for 2000, compared to 66.5% for the same period in 1999.

      Third-Party Equipment and Software. Revenues from third-party equipment and software for the year ended December 31, 2000 decreased by 3.2% to $3.0 million from $3.1 million for the comparable period in 1999. These revenues comprised 3.1% of total revenues for 2000 and 1999.

      Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the year ended December 31, 2000 was $3.1 million, an increase of 19.2% from $2.6 million for the same period in 1999. This change was due to an increase in labor, the purchase of additional software development tools and an increase in royalty fees paid.

      Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training, user conferences and ongoing maintenance and support. Cost of services for the year ended December 31, 2000 increased by 20.7% to $37.3 million from $30.9 million for the same period in 1999. The increase in cost of services was primarily due to increases in services personnel salary expense and related fringe benefit costs. Cost of services represented 55.1% and 47.2% of service revenues for the year ended December 31, 2000 and 1999, respectively. The increase in cost of services as a percentage of service revenues was due to a decrease in consulting revenues and an increase in base salary labor expense as well as increase in indirect, non-billable travel expenses. Exclusive of the users conference and reimbursable travel expenses, which are billed at cost, cost of services represented 48.0% and 37.2% of related service revenue for the years ended December 31, 2000 and 1999, respectively.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the costs of computer and peripheral equipment and license fees and royalties for third-party software. Cost of third-party equipment and software for the year ended December 31, 2000 increased to $2.7 million from $2.6 million for the same period in the prior year. As a percentage of related revenues, cost of third-party equipment and software products represented 90.0% and 85.5% for the year ended December 31, 2000 and 1999, respectively. The increase in these costs as a percentage of related revenues was the result of reduced mark-ups on third party equipment sales.

      Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company’s existing software product lines and develop new products. Software development costs for the year ended December 31, 2000 increased by 6.0% to $17.7 million from $16.7 million for the same period in 1999. This increase was due primarily to increases in subcontractor costs for the development of Deltek CRM and Proposals and the increased base salary expense to maintain or acquire development personnel. Software development costs represented 18.0% and 17.0% of total revenues for the year ended December 31, 2000 and 1999, respectively.

      Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company’s sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the year ended December 31, 2000 increased by 22.4% to $14.2 million from $11.6 million for the same period in 1999. Primary reasons for the increase are higher base salary and compensation plans effective in 2000 to maintain and hire qualified staff. Sales and marketing expenses represented 14.4% of the Company’s total revenues for the year ended December 31, 2000, compared to 11.8% for the same period in 1999.

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company’s management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the year ended December 31, 2000 increased by 40.7% to $8.3 million from $5.9 million for the same period in 1999. This was due to an increase in personnel as well as increases in insurance expenses and professional services. Severance pay for work force reductions and increased bad debt expenses were also contributors to this year’s increase. General and administrative expenses represented 8.4% of the Company’s total revenues for the year ended December 31, 2000, compared to 6.0% for the same period in 1999.

      Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the year ended December 31, 2000 decreased by 26.8% to $878,000 from $1.2 million for the same period in 1999. This decrease is due to outlays of cash related to the acquisition of A/ E Management, Inc. for $3.5 million, the acquisition of Semaphore for $11.1 million and the fulfillment of the Company’s stock repurchase program of 1.6 million shares costing $11.4 million.

      Income Tax Provision. The Company’s effective tax rate for the year ended December 31, 2000 was 42.4% as compared to the effective tax rate of 38.7% for the same period in 1999. The increase in effective rate is due to the amortization of goodwill associated with the Semaphore acquisition, which is not deductible for tax purposes.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      License Fees. License fees for the year ended December 31, 1999 increased by 5.9% to $29.8 million from $28.1 million for the same period in 1998. The increase in license fees was attributable to ET Enterprise and Deltek Advantage license fees, which increased by 26.2% and 22.3% to $3.8 and $6.7 million, respectively, for the year ended December 31, 1999. License fees from System1 products were $2.5 million for the year ended December 31, 1999 compared to $2.4 million for the year ended December 31, 1998, an increase of 2.0%. Deltek Costpoint license fees decreased by .6% to $16.6 million for the year ended December 31, 1999 as compared to $16.7 million for the same period in 1998. We believe that the decline of Deltek Costpoint license fees was due to the saturation of the Y2K upgrade market as compared to 1998. License fees comprised 30.4% of the Company’s total revenues for 1999, compared to 33.9% for the comparable prior year period.

      Services. Service revenues for the year ended December 31, 1999 increased by 28.4% to $65.3 million from $50.9 million for the same period in 1998. The increase in service revenues was principally attributable to increased consulting services related to the demand to have systems such as Deltek Advantage and Deltek Costpoint implemented before January 1, 2000. Consulting service revenues increased by 39.0% to $31.9 million for the year ended December 31, 1999 from $22.9 million for the same period in 1998. Other service revenues increased by 19.0% to $33.4 million for the year ended December 31, 1999 from $28.0 million for the same period in the prior year, principally as a result of the addition of new customers and the license of additional software products to existing customers. Service revenues comprised 66.5% of the Company’s total revenues for 1999, compared to 61.2% for the same period in 1998.

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

      Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training, the International User Conference and ongoing maintenance and support. Cost of services for the year ended December 31, 1999 increased by 24.6% to $30.9 million from $24.8 million for the same period in 1998. The increase in cost of services was primarily due to increases in services personnel and the related costs associated with additional personnel, such as training and payroll overhead. Cost of services represented 47.2% and 48.7% of service revenues for the year ended December 31, 1999 and 1998, respectively. The decrease in cost of services as a percentage of service revenues was due to increased personnel utilization. Improved training and tenure of consultants, decreased cost and time per engagement. Exclusive of the users conference and reimbursable travel expenses, which are billed at cost, cost of services represented 37.2% and 42.3% of related service revenue for the years ended December 31, 1999 and 1998, respectively.

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

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company’s management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the year ended December 31, 1999 increased by 42.7% to $5.9 million from $4.2 million for the same period in 1998. This increase was due first and foremost to the Company’s overall growth and an increase in general and administrative personnel. To a lesser extent, an increase in bad debt expense for 1999 contributed. General and administrative expenses represented 6.0% of the Company’s total revenues for the year ended December 31, 1999, compared to 5.0% for the same period in 1998.

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

      Income Tax Provision. The Company’s effective tax rate for the year ended December 31, 1999 was 38.7%, as compared to the pro forma effective tax rate of 39.9% for the same period in 1998. The tax rate for the year ended December 31, 1999 was affected by the nondeductible nature of a majority of the transaction costs for the acquisition of Harper and Shuman.

Liquidity and Capital Resources

      The Company has financed its operations almost exclusively from cash flow from its operations. As of December 31, 2000, the Company had cash and cash equivalents of $8.9 million, marketable securities of $5.2 million and working capital of $16.0 million.

      For the year ended December 31, 2000, the Company’s net cash provided by operating activities was $15.4 million. Accounts receivable, net of the allowance for doubtful accounts, were $15.2 million as of December 31, 2000, compared to $13.4 million as of December 31, 1999. Accounts receivable days sales outstanding were 58 days as of December 31, 2000, compared to 56 days as of December 31, 1999.

      Investing activities utilized $1.8 million for the year ended December 31, 2000. This amount included $18.0 million in sold marketable securities, $2.8 million in purchased property and equipment and $2.2 million of capitalized software production costs. Acquisitions for the year utilized an additional $14.8 million.

      Financing activities for the year ended December 31, 2000 consisted primarily of $311,000 in proceeds from the exercise of stock options and $518,000 from the issuance of stock under the Company’s employee stock purchase plan. This was offset by $11.4 million of common stock purchased and retired.

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

Factors That May Affect Future Results and Market Price of Stock

      We may continue to experience a downturn in sales from several of our core back office software products due to our inability to move their related technologies to a completely web-based architecture. To maintain our competitive position, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. IT directors of many companies now believe that all of their enterprise software applications should be deployable over the web. Other than Employee Time Collection and the Business Intelligence reporting tools components of Deltek Costpoint, many of our software applications cannot be operated over the Internet without the use of remote control software technology. It may take several years to rebuild many of these application products in technologies that will fully support web-based, thin client architecture. The Company’s inability to port to or run on new or increasingly popular operating systems, or the Company’s failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, could have a material adverse effect on the Company’s business, results of operations or financial position.

      Future revenue growth is dependent in part on our successful introduction of our new PSA application suite. The Company’s new PSA Application Suite development effort began during third quarter of year 2000 and is directly targeted at the emerging market for PSA applications. Our new PSA system is intended to automate accounting, billing, employee time and expense, CRM, proposals, resource planning and scheduling, human resources, knowledge management, and project e-business. Deltek plans to deliver early releases of this new application suite later this year. Growth from software sales is dependent, in part, on our ability to successfully launch this and additional new products and our ability to retain and hire sales personnel. See “Business-Products.”

      Adverse economic conditions may result in decreased revenues or lower revenue growth. The revenue growth and profitability of the Company’s business depends on the overall demand for computer software and services, particularly in the product segments in which we compete. Because our sales are primarily to major corporate and government customers, our business also depends on general economic and business conditions.

A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to the PSA area of its applications business. There can be no assurance that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

      We may not be able to overcome loss of growth previously attributable to businesses that purchased software in order make their systems Y2K compliant. Management believes that the growth in demand for our products in prior years was due in part to our customers’ needs to update their IT systems in preparation for the year 2000. Our business, operating results and financial condition could be materially adversely impacted if we are unable to overcome such loss of growth through development and sale of our new products.

      Several factors may require the Company to defer recognition of license revenue for a significant period of time after entering into a license agreement. These factors include:

•	whether the license agreement relates partially or entirely to then unavailable software products;

•	whether enterprise transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

•	whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

•	whether the transaction involves payment terms or fees that depend upon contingencies.

      Because of the factors listed above and other specific requirements under GAAP for software revenue recognition, the Company must have very precise terms in its license agreements in order to recognize revenue when it initially delivers software or performs services. Although the Company has a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, it negotiates and revises these terms and conditions in some transactions. Negotiation of mutual acceptance terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or event as work on the project is completed.

      Recent accounting pronouncements could adversely impact our profitability by delaying some revenue recognition into future periods. Over the past several years, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position or SOP 97-2, “Software Revenue Recognition” SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions.” These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOPs 97-2, 98-4 and SOP 98-9. The Company adopted SOP 98-9 on January 1, 2000 and has changed certain business policies to meet the requirements of this SOP.

      In December 1999, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. In addition, in October 2000, the SEC staff issued a Frequently Asked Questions and Answers (“FAQ”) document, which further elaborates on the SEC staff’s views regarding issues addressed in SAB 101. The Company was required to and adopted the provisions of SAB 101 in its fourth quarter of 2000 and believes that adopting SAB 101 will not have a material impact on its financial position or results of operations.

      The accounting profession continues to discuss certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of implementation guidelines and interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenues. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues. These changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect the Company.

      We may experience fluctuations in quarterly operating results that may adversely impact the price of our stock. Our operating results for any quarter are subject to significant variation depending upon a number of factors including the following:

•	the discretionary nature of our customers’ purchase and budget cycles;

•	demand for our products;

•	the size and timing of specific sales;

•	the delay or deferral of customer implementations;

•	the level of product and price competition that we encounter;

•	the length of our sales cycles;

•	our ability to attract and retain personnel;

•	the timing of new hires;

•	the timing of our new product introductions and product enhancements and of our competitors;

•	the mix of products and services we sell;

•	the activities of and acquisitions by our competitors;

•	the timing of our international user conference;

•	general economic conditions;

•	our ability to develop and market new software products and enhancements;

•	our ability to control costs; and

•	our ability to collect receivables.

Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors. In that event, the price of our common stock would likely be materially adversely affected.

      Our operating results, particularly our quarterly results, could be significantly affected by the loss or delay of individual orders as well as changes in revenue recognition rules. Our revenues from license fees are difficult to predict because of the length and variability of our sales cycles (typically three to 18 months). Our operating expenses, on the other hand, are based on anticipated revenue trends. A high percentage of our operating expenses are relatively fixed. To the extent we incur expenses before obtaining anticipated revenues, our operating results could be materially adversely affected.

      We may be unable to accurately forecast timing of sales, which may adversely affect our business. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. Management aggregates these estimates periodically in order to generate a sales pipeline. Management compares the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide some guidance to management in business planning and budgeting, these pipeline estimates are necessarily speculative and may not correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business or results of operations.

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

      We compete with a number of companies, many of which have significantly greater financial, technical, marketing and other resources than the Company. As our larger competitors, such as Oracle, Peoplesoft and SAP, begin to experience a deceleration in their core business and refocus their marketing and sales efforts to the middle market in which we actively markets our products, we expect such competitors to implement increasingly aggressive pricing programs. In addition, certain competitors such as Oracle, Peoplesoft, SAP and Siebel, have well-established relationships with our current and prospective customers and with major accounting and consulting firms that may have an incentive to recommend such competitors over us. We also face indirect competition from the internal MIS departments of our potential customers. In the front-office systems market we face competition from customer’s internal information technology departments, systems integrators, as well as from other application software providers such as Siebel and Goldmine, which offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop front office systems in-house, either alone or with the help of systems integrators. We may not be able to compete successfully in this market. There can be no assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing or new competitors. In addition, increased competition may result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. See “Business — Competition.”

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

      We face risks associated with new product development, rapid technology change, and potential liability. The business application software market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future success will depend, to a substantial degree, upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. There can be no assurance that we will be successful in completing the development of new products and enhancements or that any new product or enhancement it may introduce will achieve market acceptance.

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

      Our continued success depends upon our ability to manage growth. We are currently experiencing growth through acquisitions, which have placed, and will continue to place, a strain on our administrative, operational and financial resources and demands on our systems and controls. This growth has resulted in an increasing level of responsibility for our management personnel. Our ability to manage our growth successfully will also require us to continue to expand and improve our operational, management and financial systems and controls on a timely basis. If our management is unable to manage growth effectively, our business, operating results and financial condition could be materially adversely affected.

      We face the uncertainty of expansion into new markets. We believe that our future success is dependent, in part, on our ability to successfully penetrate the professional service automation market, to adapt our product-development and marketing strategies to meet the developing needs of our marketplace, and to expand internationally. Although we have an ongoing program to further customize and add functionality to our products in order to address the specific needs of customers in new markets, our limited resources may restrict our ability to track developments in these markets, to develop appropriate products, and to effectively pursue product-development and marketing activities and strategies in multiple markets simultaneously. There can be no assurance that our products will be accepted in new markets. Our inability to successfully expand the markets for our products or develop marketing strategies could have a material adverse effect on our business, operating results and financial condition.

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

      We continue to rely on third-party software development tools. We license from third parties certain software development tools that we utilize in the development of our products. Accordingly, we are dependent upon such third parties’ abilities to deliver quality products, correct errors, support their current products, develop new and enhanced products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. Should these third-party development tools become unavailable, or should their developers fail to adequately support or enhance them, we would be required to establish relationships with alternative third-party providers and to rewrite our products using different development tools. Although we believe that other development tools with comparable functionality are currently available from other third parties, there can be no assurance that, if needed, replacement products could be obtained on reasonable terms. In addition, there can be no assurance that we could successfully rewrite our products using different development tools or that it would not encounter substantial delays in doing so. Our inability to rewrite our products using different development tools on a timely and cost-effective basis could have a material adverse effect on our business, operating results and financial condition. See “Business — Products” and “— Product Development.”

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

      Our principal shareholders have the ability to exercise control. Our principal shareholders, Kenneth E. deLaski, our Chairman, President, and Chief Executive Officer, and Donald deLaski, Director, together with their affiliates, in the aggregate own approximately 50.4% of the outstanding shares of the Common Stock as of March 26, 2001. As a result, these shareholders, acting together, are able to effectively control substantially all matters requiring approval by our shareholders including the election of the Board of Directors and significant corporate transactions. Such influence by such shareholders could delay or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

      The market price of our common stock is volatile which could materially impact your investment. The market price of our common stock has historically been volatile. We believe factors such as quarterly fluctuations in results of operations, announcements of new products and acquisitions by us or by our competitors, changes in earnings estimates by analysts, changes in accounting treatments or principles and other factors may cause the market price of the common stock to fluctuate, perhaps substantially. The market price of our common stock also may be affected by our ability to estimate our pipeline, or to meet market analysts’ expectations, and any failure to meet such expectations could have a material adverse effect on the market price of our common stock. In addition, securities prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our common stock in the future. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources from day-to-day operations, which could have a material adverse effect on our business, operating results and financial condition. See “Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

3. Exhibits: The exhibits listed in the following Exhibit Index are filed herewith or incorporated herein by reference.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2001	/s/ KENNETH E. DELASKI ----------------------------------------------- Kenneth E. deLaski, Chairman of the Board of Directors, President, Chief Executive Officer, and Director

March 30, 2001	/s/ LORI BECKER ----------------------------------------------- Lori Becker, Chief Financial Officer Principal Financial and Accounting Officer

March 30, 2001	/s/ DONALD DELASKI ----------------------------------------------- Donald deLaski, Director

March 30, 2001	/s/ DARRELL J. OYER ----------------------------------------------- Darrell J. Oyer, Director

March 30, 2001	/s/ CHARLES W. STEIN ----------------------------------------------- Charles W. Stein, Director

March 30, 2001	/s/ ROBERT E. GREGG ----------------------------------------------- Robert E. Gregg, Director

March 30, 2001	/s/ JAMES F. PETERSON ----------------------------------------------- James F. Peterson, Director

DELTEK SYSTEMS, INC.

FINANCIAL STATEMENTS

As of December 31, 1999 and 2000
Together With Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Deltek Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Deltek Systems, Inc. (a Virginia corporation) and subsidiaries, as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deltek Systems, Inc. and subsidiaries, as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen, LLP

Vienna, Virginia

January 31, 2001

DELTEK SYSTEMS, INC.

DELTEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 1999 and 2000
(In Thousands, Except Per Share Data)

	1999	2000

Assets

Current assets:

Cash and cash equivalents	$5,989	$8,939

Marketable securities	23,256	5,217

Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,652, respectively	13,427	15,159

Deferred income taxes, net	842	1,206

Prepaid expenses and other current assets	3,853	4,375

Total current assets	47,367	34,896

Furniture, equipment, and leasehold improvements, at cost, net of accumulated depreciation and amortization of $8,289 and $10,528, respectively	6,516	7,358

Computer software development costs, at cost, net of accumulated amortization of $3,166 and $4,210, respectively	5,129	6,319

Purchased intangibles, net	3,298	15,238

Other assets	125	350

Total assets	$62,435	$64,161

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$6,567	$8,962

Deferred revenue	8,626	9,968

Total current liabilities	15,193	18,930

Commitments and contingencies (Note 7)

Shareholders’ equity:

Preferred stock, $0.001 par value per share; 2,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $0.001 par value per share; 45,000,000 shares authorized; 16,636,197 and 15,125,058 shares issued and outstanding at December 31, 1999 and 2000, respectively	17	15

Paid-in capital	10,023	424

Retained earnings	37,202	44,901

Accumulated other comprehensive income, net of tax	—	(109)

Total shareholders’ equity	47,242	45,231

Total liabilities and shareholders’ equity	$62,435	$64,161

The accompanying notes are an integral part of these consolidated balance sheets.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1998, 1999, and 2000
(In Thousands, Except Per Share Data)

	1998	1999	2000

Revenues:

License fees	$28,162	$29,836	$27,603

Services	50,867	65,321	67,642

Third-party equipment and software	4,040	3,087	3,013

	83,069	98,244	98,258

Operating expenses:

Cost of software	2,491	2,583	3,134

Cost of services	24,763	30,849	37,295

Cost of third-party equipment and software	3,146	2,640	2,711

Software development	15,014	16,663	17,671

Sales and marketing	10,353	11,592	14,174

General and administrative	4,163	5,939	8,287

Amortization of purchased intangibles	687	1,051	2,505

Acquisition and offering costs	1,475	—	—

Purchased in-process research and development	2,500	—	—

Total operating expenses	64,592	71,317	85,777

Income from operations	18,477	26,927	12,481

Interest income	1,066	1,166	878

Income before income taxes	19,543	28,093	13,359

Provision for income taxes	7,788	10,881	5,660

Net income	$11,755	$17,212	$7,699

Basic net income per share	$0.66	$1.00	$0.47

Diluted net income per share	$0.64	$0.97	$0.47

Weighted-average shares outstanding	17,814	17,284	16,309

Weighted-average shares outstanding, including dilutive effect of stock options	18,235	17,732	16,505

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
For the Years Ended December 31, 1998, 1999, and 2000
(In Thousands, Except Share Data)

						Accumulated
		Common				Other
	Comprehensive	Stock	Par	Paid-In	Retained	Comprehensive	Unearned
	Income	Shares	Value	Capital	Earnings	Income	Compensation

Balance, December 31, 1997	—	17,704,933	$18	$18,044	$8,204	$—	$(452)

Reversed dividend accrual	—	—	—	—	31	—	—

Exercise of stock options	—	160,261	—	431	—	—	—

Issuance of shares for Employee Stock Purchase Plan	—	38,957	—	620	—	—	—

Purchase and retirement of common stock	—	(50,000)	—	(806)	—	—	—

Tax benefit of options exercised	—	—	—	2,097	—	—	—

Issuance of stock warrants for acquisition of SalesKit Software Corporation	—	—	—	932	—	—	—

Shareholder contribution	—	—	—	250	—	—	—

Amortization of unearned compensation	—	—	—	—	—	—	282

Net income	11,755	—	—	—	11,755	—	—

Comprehensive income	$11,755

Balance, December 31, 1998	—	17,854,151	18	21,568	19,990	—	(170)

Exercise of stock options	—	134,680	—	497	—	—	—

Issuance of shares for Employee Stock Purchase Plan	—	49,866	—	689	—	—	—

Purchase and retirement of common stock	—	(1,402,500)	(1)	(13,247)	—	—	—

Tax benefit of options exercised	—	—	—	516	—	—	—

Amortization of unearned compensation	—	—	—	—	—	—	170

Net income	17,212	—	—	—	17,212	—	—

Comprehensive income	$17,212

Balance, December 31, 1999	—	16,636,197	17	10,023	37,202	—	—

Exercise of stock options	—	112,945	—	311	—	—	—

Issuance of shares for Employee Stock Purchase Plan	—	73,416	—	518	—	—	—

Purchase and retirement of common stock	—	(1,697,500)	(2)	(11,436)	—	—	—

Tax benefit of options exercised	—	—	—	56	—	—	—

Stock options due to acquisitions and other	—	—	—	952	—	—	—

Unrealized gain/loss on investments	(2)	—	—	—	—	(2)	—

Foreign currency translation adjustments	(107)	—	—	—	—	(107)	—

Net income	7,699	—	—	—	7,699	—	—

Comprehensive income	$7,590

Balance, December 31, 2000		15,125,058	$15	$424	$44,901	$(109)	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Shareholders’
Equity

Balance, December 31, 1997	$25,814

Reversed dividend accrual	31

Exercise of stock options	431

Issuance of shares for Employee Stock Purchase Plan	620

Purchase and retirement of common stock	(806)

Tax benefit of options exercised	2,097

Issuance of stock warrants for acquisition of SalesKit Software Corporation	932

Shareholder contribution	250

Amortization of unearned compensation	282

Net income	11,755

Comprehensive income

Balance, December 31, 1998	41,406

Exercise of stock options	497

Issuance of shares for Employee Stock Purchase Plan	689

Purchase and retirement of common stock	(13,248)

Tax benefit of options exercised	516

Amortization of unearned compensation	170

Net income	17,212

Comprehensive income

Balance, December 31, 1999	47,242

Exercise of stock options	311

Issuance of shares for Employee Stock Purchase Plan	518

Purchase and retirement of common stock	(11,438)

Tax benefit of options exercised	56

Stock options due to acquisitions and other	952

Unrealized gain/loss on investments	(2)

Foreign currency translation adjustments	(107)

Net income	7,699

Comprehensive income

Balance, December 31, 2000	$45,231

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 1998, 1999, and 2000
(In Thousands)

	1998	1999	2000

Cash flows from operating activities:

Net income	$11,755	$17,212	$7,699
Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation and amortization	2,787	3,711	5,788

Non-cash expense for modification of stock options	—	—	171

Other noncash charges	1,575	170	56

Purchased research and development	2,500	—	—

Accreted interest on marketable securities	(34)	—	—

Change in accounts receivable, net	(5,295)	(1,673)	(276)

Change in prepaid expenses and other current assets	(523)	(1,245)	(586)

Change in accounts payable and accrued expenses	2,258	(1,144)	1,187

Change in income taxes payable	(543)	—	—

Change in current deferred income taxes, net	(961)	836	1,325

Change in deferred revenue	3,988	(2,968)	71

Net cash provided by operating activities	17,507	14,899	15,435

Cash flows from investing activities:

(Purchase) sale of marketable securities	(8,878)	605	18,039

Purchase of property and equipment	(2,543)	(3,937)	(2,819)

Acquisitions	(6,054)	—	(14,753)

Capitalization of computer software development costs	(1,276)	(3,031)	(2,234)

Net cash (used in) provided by investing activities	(18,751)	(6,363)	(1,767)

Cash flows from financing activities:

Cash dividends paid to stockholders	(369)	—	—

Cash proceeds from exercise of stock options	431	497	311

Cash proceeds from issuance of stock for employee purchase plan	620	689	518

Common stock purchased and retired	(806)	(13,248)	(11,438)

Net cash (used in) provided by financing activities	(124)	(12,062)	(10,609)

Impact of foreign exchange rates	—	—	(109)

Net increase (decrease) in cash and cash equivalents	(1,368)	(3,526)	2,950

Cash and cash equivalents, beginning of year	10,883	9,515	5,989

Cash and cash equivalents, end of year	$9,515	$5,989	$8,939

Cash paid during the year for income taxes	$8,307	$11,231	$3,791

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999 and 2000

1.  Organization and Summary of Significant Accounting Policies:

      Deltek is incorporated under the laws of the Commonwealth of Virginia. The Company designs, develops, sells and supports a family of integrated software that provide project-oriented businesses and professional service firms with tools to more effectively manage, operate and grow their operations. The Company’s software products have been specifically designed to fulfill the needs of project-based companies and professional service firms and include both enterprise-wide systems as well as application software products that can be used either as a stand alone application or as an integrated part of the Company’s enterprise-wide systems. Deltek’s software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, employee time and expense, human resources management and administration, materials management and project reporting, customer relationship management, sales force automation and proposal generation. The Company also provides a full range of services, including implementation and consulting, training and ongoing support. Since the Company’s inception, it has focused exclusively on developing and providing products and services designed to meet the needs of project-oriented organizations. Deltek believes that this focus is a competitive advantage in serving project-oriented markets relative to companies that offer more general-purpose enterprise software. The Company also believes that their solutions generally are better suited, require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. The primary software product suites that Deltek currently markets consist of Deltek CRM and Deltek Proposals, a front-office customer relationship management solution for professional service environments; Deltek Costpoint®, an advanced client/ server-based business software system designed for all types of complex project-oriented organizations; Deltek Advantage, an integrated, project-focused accounting system designed for professional services firms; Deltek GCS Premier™, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; and Deltek Time Collection (formerly ET Enterprise™), an advanced employee timekeeping system.

Consolidation Policy

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management’s Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s estimates of anticipated gross revenues, working capital, and the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures.

Revenue Recognition

      The Company recognizes software revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition,” and Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

      The Company grants perpetual licenses under a standard license agreement. For certain of its software products, the Company granted its customers a right of return for a full or partial refund of the license fee during a refund period which was generally 60 to 90 days from the date of the initial software delivery. Beginning in the second half of 2000, the Company limited the right of refund to a material defect only for the majority of its Costpoint sales. With this change, the Company generally recognizes revenue of Costpoint sales upon delivery or if a right of return exists, upon the expiration of that right. Due to the decline in Costpoint sales, the impact on revenue was not significant for 2000. The Company generally recognizes license fees from its GCS Premier, System 1, ET Enterprise and Advantage products upon delivery.

      Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the relative fair values of the elements. The fair value of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value based on the price charged when the elements are sold separately. License revenues are recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with these elements. However, the entire fee related to arrangements that require the Company to deliver specified additional upgrades is deferred until delivery of the specified upgrade has occurred, unless the Company has vendor-specific objective evidence of fair value for the upgrade. Also, the entire fee is deferred for arrangements that require the Company to deliver future specified products in which vendor-specific objective evidence of fair value is not yet available. Fees related to contracts that require the company to deliver unspecified additional products are deferred and recognized ratably over the contract term.

      For contracts that involve significant installment payments, the Company also evaluates whether fees are fixed and determinable. If the fees are not fixed and determinable, the Company defers the recognition of revenue until the payments become due.

      Implementation and other consulting services are provided on a time and materials basis billed monthly and recognized as the services are performed. Prepaid consulting is recorded as deferred revenue.

      Telephone support and periodic enhancements and updates are provided for maintenance fees that are payable quarterly and initially represent between 15 percent and 20 percent of the related software license fee on an annual basis. Customers generally prepay for maintenance on a quarterly basis. These prepayments are recorded as deferred revenue until earned. Revenue from quarterly maintenance and support service is recognized over the term of the support agreement.

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

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

      The Company accounts for its debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At acquisition, debt and equity securities are classified into three categories: held-to-maturity, available-for-sale, or trading. At each reporting date, the appropriateness of the classifications is reassessed.

      Included in the balance sheet at December 31, 1999 and 2000 are marketable securities of $23,256,000 and $5,217,000 respectively, that consist of investments in municipal bonds, money market accounts and floating rate bonds and are classified as available-for-sale and recorded at fair value.

Furniture, Equipment and Leasehold Improvements

      Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. The components of fixed assets as of December 31, 2000 and 1999 were as follows (in thousands):

	1999	2000

Furniture & equipment	$2,448	$2,568

Computer equipment	12,001	14,684

Leasehold improvements	356	634

Furniture, equipment and leasehold improvements	14,805	17,886

Less: accumulated depreciation	(8,289)	(10,528)

Net furniture, equipment and leasehold improvements	$6,516	$7,358

Capitalized Computer Software Development Costs

      Computer software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated lives of the products, which are generally five years. Amortization expense of approximately $876,000, $927,000, and $1,044,000 was recorded related to these costs during 1998, 1999, and 2000, respectively, and is included in cost of software.

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

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

      The Company complies with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company reviews its long-lived assets, including software development costs; property, plant, and equipment; identifiable intangibles; and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairment charges were incurred for the year-ended December 31, 2000.

Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company adopted this statement on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s adoption of SFAS No. 133 did not materially impact its financial condition or results of operations.

      In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which summarizes certain of the SEC Staff views in applying U.S. GAAP to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter ended December 31, 2000, and did not have a material impact on the financial statements of the Company.

Reclassifications

      Certain amounts in prior years’ financial statements have been reclassified to conform to the 2000 presentation.

2.  Business Combinations:

Semaphore Acquisition

      On August 9, 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of approximately $11.1 million in cash (subject to certain working capital adjustments) and $0.8 million of non-cash considerations. Semaphore, Inc. provides advanced financial and project management software

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and services for architecture, engineering, construction, and other professional services firms. Approximately $10.5 million of the purchase price was allocated to purchased intangibles and goodwill on a preliminary basis. These intangibles and goodwill are being amortized over five years. The Company also allocated $1.7 million to deferred tax assets, $1.5 million to accounts receivable and $2.1 million to liabilities.

      The following unaudited pro forma statements of operations show the combined results of the Company and Semaphore assuming that the acquisition had occurred on January 1, 1999. The pro forma information is based on the historical financial statements of these companies, giving effect to purchase accounting adjustments as of the beginning of the period. The unaudited pro forma information is not intended to be indicative of the future results of our operations or results that might have been achieved if this transaction had been in effect since the beginning of these periods.

Unaudited Pro Forma Results of Operations (in thousands)

	1999	2000

Revenues	$106,711	$103,482

Net income	14,231	6,083

Basic net income per share	$0.82	$0.37

Diluted net income per share	$0.80	$0.37

A/ E Management Services Acquisition

      On April 14, 2000, Deltek acquired substantially all assets of A/ E Management Services, Inc., including its complete suite of RFP Proposal automation and tracking software, for the cash purchase price of $3.5 million. Net assets acquired were nominal and substantially all of the purchase price was allocated to purchased intangibles and goodwill on a preliminary basis. These intangibles are being amortized over five years. A/ E Management’s RFP front-office automation solution is designed to help the architecture, engineering, construction, and other professional services organizations win more contracts by automating the process of collecting, updating, researching and retrieving data critical to achieving marketing and proposal automation success. Unaudited pro forma results of operations are not provided, as the historical net income of A/ E Management was not significant.

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

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.  Accounts Payable and Accrued Expenses:

      Accounts payable and accrued expenses consist of the following (in thousands):

	December 31

	1999	2000

Accrued wages and other employee benefits	$3,462	$4,186

Accounts payable	786	1,255

Deferred rent credits	125	119

Other accrued expenses	2,194	3,402

	$6,567	8,962

5.  Income Taxes (in thousands):

	1998	1999	2000

Current:

Federal	$7,958	$8,334	$3,600

State	1,573	1,711	1,117

Foreign	—	—	43

	9,531	10,045	4,760

Deferred:

Federal	(1,525)	694	668

State	(218)	142	207

Foreign	—	—	25

	(1,743)	836	900

Tax provision	$7,788	$10,881	$5,660

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision for continuing operations differs from that computed using the statutory federal income tax rate of 35 percent in 1999 and 1998 for the following reasons:

	1998	1999	2000

Computed Statutory Amount	$6,840	$9,833	$4,676

Tax Exempt Income	(327)	(340)	(306)

State Income Taxes, net of federal tax benefit	880	1,278	724

Non-deductible acquisition costs	388	—	407

Other	7	110	159

	$7,788	$10,881	$5,660

      The following table is a summary of the significant components of the Company’s deferred tax assets and liabilities for 1999 and 2000.

	December 31

	1999	2000

Deferred tax assets:

Cash to accrual change in tax accounting method	$65	$—

Employee compensation & benefits	579	854

Reserves and other liabilities	634	841

Non-cash compensation	346	—

Purchased Intangibles	1,331	1,687

Net operating loss	—	1,238

Other	308	166

Total deferred tax asset	3,263	4,786

Deferred tax liabilities:

Depreciation	(363)	(260)

Computer software development costs	(2,030)	(2,551)

Deferred Revenue	—	(526)

Foreign	—	(25)

Other	(28)	(129)

Total deferred tax liabilities	(2,421)	(3,491)

Net deferred tax asset	842	1,295

Less: long-term net deferred tax assets	—	89

Net short-term deferred tax asset	$842	$1,206

6.  Commitments and Contingencies:

Office Space Lease

      The Company leases office space under noncancellable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $2,909,000 and $3,048,000 for the years ended December 31, 1999 and 2000, respectively. The Company’s primary lease expires in March 2002.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2000, the future minimum operating lease payments are as follows (in thousands):

Year Ending
December 31	Amount

2001	$2,608

2002	922

2003	227

2004	142

2005	45

Thereafter	—

$3,944

Profit-Sharing Plan

      The Company has a 401(k) profit-sharing plan covering all eligible employees. Employees are eligible to participate in the plan after they have completed six months of service. Once the eligibility requirement is satisfied, employees may become participants on the earlier of the first day of the plan year or the first day of the seventh month of the plan year coinciding with the employees’ eligibility. Company contributions vest ratably over five years. The Board of Directors approved a contribution of 4 percent of eligible compensation for both 1999 and 2000. The Company’s contribution for 1999 and 2000 was approximately $1,211,000 and $1,488,000 respectively.

Other Matters

      The Company’s continuing operations are involved in various claims incidental to its business. The Company is contesting these matters and in the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on the financial condition or the future operating results of the Company.

7.  Shareholders’ Equity:

Common Stock Repurchases

      During 2000, Deltek repurchased and retired 1,697,500 common shares at an average price of $6.73 per share.

Preferred Stock

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

8.  Employee Stock Option Plans:

1987 Employee Stock Option Plan

      Prior to April 1, 1996, the Company’s sole stock option plan was the 1987 Employee Stock Option Plan (the “1987 Plan”), a nonqualified plan. No further options can be issued under the 1987 Plan. Options are exercisable over ten years, subject to a five-year vesting period. Options granted pursuant to the 1987 Plan are generally nontransferable.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2000, 61,255 options were outstanding and 61,255 options were exercisable under the 1987 Plan at exercise prices ranging from $.304 to $.517 per share.

Employee Time Accelerated Stock Option Plan

      On April 1, 1996, the Company created the Employee Time Accelerated Stock Option Plan (the “Accelerated Plan”) and granted options thereunder to purchase 679,500 common shares. At December 31, 2000, 261,650 options were outstanding and 180,950 options were exercisable under the Accelerated Plan.

1996 Stock Option Plan

      The Company’s Board of Directors and the shareholders of the Company adopted a new 1996 Stock Option Plan (the “1996 Option Plan”) in December 1996. A total of 2,100,000 shares of common stock have been reserved for issuance under the 1996 Option Plan. No options were granted under the 1996 Option Plan during the 1996 fiscal year. At December 31, 2000 1,468,788 options were outstanding and 378,398 options were exercisable at exercise prices ranging from $8.00 to $18.69 per share. The 1996 Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and for grants of nonstatutory options to employees, nonemployee directors and consultants.

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

1996 Employee Stock Purchase Plan

      The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and approved by the shareholders of the Company in December 1996. A total of 400,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the lower of fair market value of the common stock on the first day of the offering period or the last day of the offering period. During 1999 and 2000, employees purchased 49,866 shares and 73,416 shares, respectively.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Activity

      The following table summarizes the activity of all the Company’s stock option plans:

	Number of
	Shares	Price Per Share

Shares under option, December 31, 1997	1,132,484	$0.249 – 22.500

Options granted	623,108	3.191 – 24.500

Options canceled	(116,501)	0.517 – 24.500

Options exercised	(160,261)	0.304 – 18.750

Shares under option, December 31, 1998	1,478,830	0.249 – 18.687

Options granted	283,610	8.750 – 18.000

Options canceled	(187,859)	8.500 – 18.750

Options exercised	(134,680)	0.304 – 11.000

Shares under option, December 31, 1999	1,439,901	0.249 – 18.687

Options granted	800,860	4.250 – 19.000

Options canceled	(338,488)	4.000 – 19.000

Options exercised	(112,945)	0.249 – 17.625

Shares under option, December 31, 2000	1,789,328	0.304 – 18.687

      On December 11, 1998, the Company repriced 383,050 options, which had exercise prices between $18.75 and $24.50 per share to the then current market price of $18.687 per share. This was the Company’s first repricing of options and did not benefit executive officers, affiliates, or major shareholders. As the repricing occurred prior to the effectiveness of FIN44, “Accounting for Certain Transactions Involving Stock Compensation,” the repriced options maintained fixed plan accounting.

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

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	1998	1999	2000

	(In thousands, except per share data)

Net income before taxes, as reported	$19,543	$28,093	$13,359

Pro forma compensation expense	1,317	2,589	3,448

Pro forma income tax provision	8,585	9,873	4,281

Pro forma net income	$9,641	$15,631	$5,630

Diluted earnings per share, as reported	$0.64	$0.97	$0.47

Diluted earnings per share, pro forma	$0.53	$0.88	$0.34

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1999, and 2000, respectively; no dividend yield, expected volatility of 60, 70, and 70 percent, risk-free interest rates of approximately 4.6, 6.5 and 7.0 percent, respectively, and expected lives of seven years.

DELTEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Segment Reporting

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

	March 31,	June 30,	September 30,	December 31,
	1999	1999	1999	1999

Net sales	$23,507	$23,836	$25,139	$25,762

Gross profit	14,838	15,588	15,484	16,262

Net income	4,041	4,367	4,304	4,500

Basic net income per common share	$0.23	$0.25	$0.25	$0.27

Fully diluted net income per common share	$0.22	$0.25	$0.25	$0.26

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

Net sales	$25,293	$22,109	$25,348	25,508

Gross profit	15,140	11,290	14,259	14,429

Net income	4,183	818	1,819	879

Basic net income per common share	$0.25	$0.05	$0.11	$0.06

Diluted net income per common share	$0.25	$0.05	$0.11	$0.06

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Deltek Systems, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States the financial statements of Deltek Systems, Inc. included in this Form 10-K and have issued our report thereon dated January 31, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I, Valuation and Qualifying Accounts, is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Vienna, Virginia

January 31, 2001

DELTEK SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1998, 1999, and 2000
(In Thousands)

	Beginning	Amounts	Charged	Ending
	Balance	Written-Off	to Expense	Balance

December 31, 1998:

Bad-debt reserves	$573	$(69)	$185	$689

December 31, 1999:

Bad-debt reserves	689	(2,900)	3,615	1,404

December 31, 2000:

Bad-debt reserves	1,404	(3,140)	3,388	1,652

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Asset Purchase Agreement dated February 12, 1998 between SalesKit Software Corporation, Arch Acquisition Corp. and the Company.
2.2(2)	Agreement and Plan of Reorganization among Deltek Systems, Inc., Turtledove Acquisition Corp., Chester A. Shuman, the Harper and Shuman, Inc. Employee Stock Ownership Plan and Trust and the other shareholders of Harper and Shuman, Inc.
2.3(7)	Agreement and Plan of Merger dated as of August 9, 2000 by and among Deltek Systems, Inc., Yankee Clipper Merger Sub Corporation and Semaphore Inc., Raymond King, Paul Chu and Novax Group, Inc.
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.
3.2(7)	Amended and Restated Bylaws of the Registrant.
4.1(4)	Specimen Common Stock certificate of the Registrant.
4.2(1)	Form of Warrant issued to SalesKit Software Corporation.
10.1(3)	1987 Employee Stock Option Plan.
10.2(3)	Employee Time Accelerated Stock Option Plan (revised).
10.3(3)	1996 Stock Option Plan.
10.4(3)	1996 Employee Stock Purchase Plan.
*10.5(5)	OEM Software License Agreement by and between the Company and Centura Software Corporation dated as of March 1, 1993, as amended.
*10.6(5)	Cognos Desktop OEM Agreement by and between the Company and Cognos Corporation dated as of February 28, 1994, as amended.
*10.7(5)	Micro Focus OSX Application Vendor License Agreement by and between the Company and Micro Focus Incorporated dated as of June 10, 1993, as amended.
10.8(3)	Agreement of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of November 12, 1991, as amended.
10.9(3)	Agreement of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of November 12, 1992, as amended.
10.10(4)	Form of Indemnity Agreement for officers and directors.
10.11(4)	Form of Tax Indemnification Agreement.
10.12(4)	Seventh Amendment to Agreements of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of December 17, 1997.
10.13(1)	Escrow Agreement dated February 25, 1998.
10.14(2)	Escrow Agreement dated May 29, 1998.
10.15	Embedded distribution agreement between the Company and BEA Systems, Inc. dated as of December 19, 2000.
21 (6)	Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.

*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 1998 (File No. 000-22001).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 1998 (File No. 000-22001).

(3)	Incorporated by reference to the Company’s Form S-1 filed on December 19, 1996 (File No. 333-18247).

(4)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed on January 28, 1997 (File No. 333-18247).

(5)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 filed on February 24, 1997 (File No. 333-18247).

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-22001).

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-22001).