Form 10-Q
period 2001-03-31
DELTEK SYSTEMS INC
filed 2001-05-15
CIK 1029299

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001
[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-22001

Deltek Systems, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1252625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8280 Greensboro Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

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

Yes    X            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2001

Common Stock, $.001 par value	15,209,949

Deltek Systems, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Deltek Systems, Inc.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$9,328	$8,939

Marketable securities	7,018	5,217

Accounts receivable, net of allowance for doubtful accounts of $2,027 and $1,652, respectively	15,485	15,159

Prepaid expenses, deferred income taxes and other current assets	5,037	5,581

Total current assets	36,868	34,896

Furniture, equipment, and leasehold improvements, at cost, net of accumulated depreciation and amortization of $10,971 and $10,528 respectively	7,397	7,358

Computer software development costs, at cost, net of accumulated amortization of $4,558 and $4,210, respectively	6,318	6,319

Purchased intangibles, net of amortization	14,223	15,238

Other assets	362	350

Total assets	$65,168	$64,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$8,732	$8,962

Deferred revenue	10,008	9,968

Total current liabilities	18,740	18,930

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.001 par value per share, 2,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $0.001 par value per share, 45,000,000 shares authorized, 15,202,749 and 15,125,058 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	15	15

Paid-in capital	703	424

Retained earnings	45,805	44,901

Accumulated other comprehensive income, net of tax	(95)	(109)

Total shareholders’ equity	46,428	45,231

Total liabilities and shareholders’ equity	$65,168	$64,161

The accompanying notes are an integral part of these consolidated statements.

Deltek Systems, Inc.

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,

	2001	2000

	(Unaudited)	(Unaudited)

Revenues:

License fees	$5,765	$7,049

Services	18,681	17,689

Third-party equipment and software	690	555

Total revenues	25,136	25,293

Operating expenses:

Cost of software	1,044	820

Cost of services	10,004	8,802

Cost of third-party equipment and software	618	531

Software development	4,911	4,154

Sales and marketing	3,789	2,724

General and administrative	2,049	1,456

Amortization of purchased intangibles	978	248

Total operating expenses	23,393	18,735

Income from operations	1,743	6,558

Other income, net	122	268

Income before income taxes	1,865	6,826

Provision for income taxes	961	2,643

Net income	$904	$4,183

Basic net income per share	$0.06	$0.25

Diluted net income per share	$0.06	$0.25

Weighted average shares outstanding	15,178	16,678

Weighted average shares outstanding, including dilutive effect of stock options	15,228	16,964

The accompanying notes are an integral part of these consolidated statements.

Deltek Systems, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	March 31,

	2001	2000

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$904	$4,183

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,770	1,014

Other noncash (credits) charges	—	(83)

Change in accounts receivable, net	(289)	(770)

Change in prepaid expenses and other assets	532	2,144

Change in accounts payable and accrued expenses	(230)	(750)

Change in deferred revenue	40	(2,050)

Net cash provided by operating activities	2,727	3,688

Cash flows from investing activities:

(Purchase) sale of marketable securities	(1,801)	1,607

Purchase of property and equipment	(482)	(972)

Capitalization of computer software development costs	(348)	(971)

Net cash (used in) provided by investing activities	(2,631)	(336)

Cash flows from financing activities:

Cash proceeds from issuance of stock for employee purchase plan and option plans	279	465

Net cash provided by financing activities	279	465

Impact of foreign exchange rates	14	—

Net increase (decrease) in cash and cash equivalents	389	3,817

Cash and cash equivalents, beginning of year	8,939	5,989

Cash and cash equivalents, end of year	$9,328	$9,806

Cash paid during the year for income taxes	$63	$529

The accompanying notes are an integral part of these consolidated statements.

Deltek Systems, Inc.

Notes to Unaudited Consolidated Financial Statements

1.  Description of Business and Basis of Presentation

  Description of Business

      Deltek Systems, Inc. (“Deltek” or the “Company”) is a leading provider of business software, solutions and consulting to over 7,500 professional services firms and project-based companies worldwide. Deltek’s solutions encompass project and financial accounting, customer relationship management, time collection and employee expense, proposal automation, project and resource management, human resources and payroll, business intelligence and e-Business. The Company provides integrated services including customer support and software maintenance, implementation and practice management consulting and classroom training.

  Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K.

2.  Net Income Per Common Share

      Net income per common share was calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” No reconciling items existed between the net income used for basic and diluted net income per share. The only reconciling item between the shares used for basic and diluted net income per share was related to outstanding stock options.

3.  Common Stock Purchased and Retired

      During 2000, Deltek repurchased and retired 1,697,500 common shares at an average price of $6.73 per share. The repurchase plan was completed by December 2000. Purchases were made out of the Company’s general corporate funds.

4.  Commitments and Contingencies

      The Company’s continuing operations entail various claims incidental to its business. The Company is contesting these matters, and in the opinion of management, the ultimate resolution of any legal proceedings will not have a material adverse effect on the financial condition or the future operating results of the Company.

5.  Revenue Recognition

      The Company recognizes software revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition,” and Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

      The Company grants perpetual licenses under a standard license agreement. For certain of its software products (primarily Costpoint), the Company historically granted, at the customer’s discretion, a right of return for a full or partial refund of the license fee during a refund period, which generally spanned 60 to 90 days from the date of the initial software delivery. Costpoint license fees were therefore deferred until the expiration of the applicable refund period. Beginning in the quarter ended September 30, 2000, license agreements were amended to permit returns in the event of material defects only, as defined in the license agreement. Accordingly, the Company is no longer required to defer software license fee revenue as related to the refund period.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 as contained in the Company’s Annual Report on Form 10-K.

      In addition to historical information, this Quarterly Report includes certain “forward-looking statements.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Readers are cautioned not to place undue reliance on these forward-looking statements as these forward-looking statements reflect the current view of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks, uncertainties and contingencies include, but are not limited to, the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results” and elsewhere in this Quarterly Report. Deltek undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

  Statement of Operations Data

	Three months ended
	March 31,

	2001	2000

Revenues:

License fees	22.9%	27.9%

Services	74.3	69.9

Third-party equipment and software	2.8	2.2

Total revenues	100.0%	100.0%

Operating expenses:

Cost of software	4.2%	3.2%

Cost of services	39.8	34.8

Cost of third-party equipment and software	2.5	2.1

Software development	19.5	16.4

Sales and marketing	15.1	10.8

General and administrative	8.1	5.8

Amortization of intangibles	3.9	1.0

Total operating expenses	93.1	74.1

Income from operations	6.9	25.9

Other income, net	0.5	1.1

Income before income taxes	7.4	27.0

Provision for income taxes	3.8	10.4

Net income	3.8%	16.6%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      License Fees. License fees for the quarter ended March 31, 2001 decreased by 17.1% to $5.8 million from $7.0 million for the same period in 2000. License fees for ET Enterprise were $992,000 for the quarter ended March 31, 2001, compared to $581,000 in the same period in 2000, an increase of 70.7%. This increase was due to the market success of Deltek’s Time Collection products. Deltek CRM and Proposals, Enterprise Planner and Semaphore licenses were new products, as compared to the same quarter last year, for the quarter ended March 31, 2001 and license fees were $556,000, $162,000 and $372,000 respectively. License fees from System1/ GCS Premier products were $722,000 for the quarter ended March 31, 2001 compared to $2.7 million for the quarter ended March 31, 2000, a decrease of 73.3%. This decrease was due to the general release of GCS Premier in the first quarter of 2000, which resulted in an unusually high volume of revenue recognition during the first quarter of 2000. Costpoint license fees were $2.0 million for the comparable quarters ended March 31, 2001 and March 31, 2000. License fees comprised 22.9% of the Company’s total revenues for the quarter ended March 31, 2001 as compared to 27.9% for the quarter ended March 31, 2000.

      Services. Service revenues for the quarter ended March 31, 2001 increased by 5.6% to $18.7 million from $17.7 million for the same period in 2000. The increase was principally attributed to maintenance revenues. Consulting service revenues decreased by 22.1% to $6.7 million for the quarter ended March 31, 2001 from $8.6 million for the same period in 2000. Other service revenues, which includes training, travel reimbursements, custom programming, and reserves decreased by 29.4% to $1.2 million for the quarter ended March 31, 2001 from $1.7 million for the same period in the prior year. The registration fees for the International User Conference, held the week of March 25, 2001, amounted to $1.0 million whereas a User Conference did not occur during fiscal year 2000. Maintenance and support service revenues for quarter ended March 31, 2001 increased to $9.8 million from $7.4 million in the comparable period last year, a 32.4% increase. Service revenues comprised 74.3% of the Company’s total revenues for the quarter ended March 31, 2001, compared to 69.9% for the same period in 2000.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the quarter ended March 31, 2001 increased by 24.3% to $690,000 from $555,000 for the quarter ended March 31, 2000. These revenues comprised 2.8% and 2.2% of total revenues for the quarter ended March 31, 2001 and 2000, respectively.

      Cost of Software. Cost of software is composed primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the quarter ended March 31, 2001 and March 31, 2000 was $1.0 million and $820,000, respectively. The royalty expenses component increased due to more third party products now being sold.

      Cost of Services. Cost of services is composed primarily of personnel costs for consulting, education, and support. Cost of services, net of reimbursables and International User Conference expenses, for the quarter ended March 31, 2001 increased by 2.6% to $7.9 million from $7.7 million for the same period in 2000. Increases in support and training labor costs led to this increase. Excluding reimbursed travel and International User Conference Expenses, cost of services represented 42.5% and 43.3% of service revenues for the quarters ended March 31, 2001 and 2000, respectively.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. Such costs for the quarter ended March 31, 2001 increased to $618,000 from $531,000 in the comparable year period. As a percentage of related revenues, cost of third-party equipment and software products represented 89.6% and 95.7% of revenue for the quarter ended March 31, 2001 and 2000, respectively.

      Software Development. Software development costs consist primarily of the personnel costs for analysts and programmers who research, develop, maintain and enhance the Company’s existing software product lines and develop new products. Software development costs for the quarter ended March 31, 2001 were $4.9 million, an increase of 16.7% from $4.2 million in the same period in 2000 due primarily to the labor costs, including subcontractors, associated with Deltek’s Web development efforts and maintenance of acquired products. Software development costs represented 19.5% and 16.4% of total revenues for the quarter ended March 31, 2001 and 2000, respectively. The Company believes that software development expenditures are essential to maintaining its competitive position and expects these cost to continue to constitute a significant percentage of revenues.

      Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company’s sales and marketing personnel, advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the quarter ended March 31, 2001 increased to $3.8 million from $2.7 million for the same period in 2000. The growth in marketing resources will allow the Company to aggressively target project businesses in need of front and back office solutions. The Company expects sales and marketing expenses to increase related to its current growth strategy. Sales and marketing expenses represented 15.1% and 10.8% respectively of the Company’s total revenues in each of the comparable quarters.

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company’s management, administrative staff, finance staff, and include insurance expenses, bad debt provisions, professional fees, and other operating costs. General and administrative expenses for the quarter ended March 31, 2001 increased by 33.3% to $2.0 million from $1.5 million for the same period in 2000. General and administrative expenses represented 8.1% of the Company’s total revenue for the quarter ended March 31, 2001, compared to 5.8% for the same period in 2000. Increases were primarily due to higher professional fees and increased bad debt reserves.

      Amortization of Intangibles. Amortization expense of $978,000 and $248,000 for the quarter ended March 31, 2001 and March 31, 2000, respectively, relates to the amortization of goodwill and purchased intangibles for SalesKit Software Corporation, A/ E Management Services, Inc. and Semaphore, Inc. They were purchased in April 1998, April 2000 and September 2000 respectively.

      Interest Income. Interest income is earned principally on short-term investments in tax-exempt and other taxable securities and it amounted to $122,000 for the quarter ended March 31, 2001, a decrease of 54.5% from $268,000 for the same period in 2000. Approximately $15 million on cash was used to finance acquisitions during the second and third quarters of 2000. This decrease in cash accounts for the decrease in interest income.

      Income Tax Provision. The Company’s effective tax rate for the quarter ended March 31, 2001 was 51.5% and for the quarter ended March 31, 2000 was 38.7%. The increase in the effective rate was due to non-deductible goodwill and an increase in taxable interest income. The provision for income taxes for the quarter ended March 31, 2001 is based upon the Company’s estimate of the effective tax rate for fiscal 2001.

Liquidity and Capital Resources

      The Company’s principal source of funding is cash flow from operating activities. At March 31, 2001, the Company had cash and cash equivalents of $9.3 million, marketable securities of $7.0 million and working capital of $18.1 million.

      For the quarter ended March 31, 2001, the Company’s net cash provided by operating activities was $2.7 million. Accounts receivable, net of the allowance for doubtful accounts, were $15.5 million at March 31, 2001, compared to $15.1 million at December 31, 2000. Accounts receivable days sales outstanding were 62 and 58 days at March 31, 2001 and December 31, 2000. While the Company believes that its allowance for doubtful accounts at March 31, 2001, was adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

      Net cash used for investing activities amounted to $2.6 million for the quarter ended March 31, 2001, and included $482,000 to purchase property and equipment, $348,000 in capitalized software production costs with $1.8 million used for the purchase of marketable securities.

      Cash received from financing activity for the quarter ended March 31, 2001 consisted of $70,000 in proceeds from the exercise of stock options and $209,000 from the issuance of stock under the Company’s employee stock purchase plan.

      On April 17, 2000, Deltek acquired substantially all assets of A/ E Management Services including its complete suite of RFP Proposal automation and tracking software for the purchase price of $3.5 million from working capital.

      In August 2000 the Company acquired all the outstanding stock of Semaphore, Inc. for a purchase price of $11.1 million in cash and $0.8 million in non-cash consideration.

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

Factors That May Affect Future Results

      Several factors may require the Company to defer recognition of license revenue for a significant period of time after entering into a license agreement. These factors include:

•	Whether the license agreement relates partially or entirely to then unavailable software products;

•	Whether enterprise transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

•	Whether customer demands services that include significant modifications, customizations of complex interfaces that could delay product delivery or acceptance;

•	Whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

•	Whether the transaction involves payment terms or fees that depend on contingencies.

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

      Recent accounting pronouncements could adversely impact our profitability by delaying some revenue recognition into future periods. Over the past several years, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position of SOP 97-2, “Software Revenue Recognition,” and SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions.” These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOPs 97-2, 98-4, and SOP 98-9. the Company adopted SOP 98-9 on January 1, 2000 and had changed certain business policies to meet the requirements of this SOP.

      In December 1999, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”) which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. In addition, in October 2000, the SEC staff issued a Frequently Asked Questions and Answers (“FAQ”) document, which further elaborates on the SEC staff’s views regarding issues addressed in SAB 101. SAB 101was effective in the fourth quarter of 2000, and did not have a material impact on the Company’s financial position of results of operations.

      The accounting profession continues to discuss certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of implementation guidelines and interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenue. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues. These changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect the Company.

      We may experience fluctuations in quarterly operating results that may adversely impact the price of our stock. Our results for any quarter are subject to significant variation depending upon a number of factors including the following:

•	the discretionary nature of our customers’ purchase and budget cycles;

•	demand for our products;

•	the size and timing of specific sales;

•	the delay or deferral of customer implementations or revenue recognition;

•	the level of product and price competition that we encounter;

•	the length of our sales cycles;

•	our ability to attract and retain personnel;

•	the timing of new hires;

•	the timing of our new product introductions and product enhancements and of our competitors;

•	the mix of products and services we sell;

•	the activities of and acquisitions by our competitors;

•	the timing of our international user conference;

•	general economic conditions;

•	our ability to develop and market new software products and enhancements;

•	our ability to control costs; and

•	our ability to collect receivables.

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

      We may be unable to accurately forecast timing of sales, which may adversely affect our business. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. Management aggregates these estimates periodically in order to generate a sales pipeline. Management compares the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide some guidance to management in business planning and budgeting, these pipeline estimates are necessarily speculative and may not correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan of budget and thereby adversely affect our business or results of operations.

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

      Other Factors. For a discussion of additional factors that may affect future results, see “Factors That May Affect Future Results and Market Price of Stock” in the Company’s Annual Report on Form 10-K which discussion is incorporated herein by reference.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

      No material changes since year-end.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

      The Company is not a party to any legal proceeding that would have a material impact on the Company, its operations or financial results.

Item 2 — Changes in Securities and use of Proceeds

      (a)-(b)-(c)-(d) Not applicable.

Item 3 — Defaults Upon Senior Securities

      None

Item 4 — Submission of Matters to a Vote of Security Holders

      None

Item 5 — Other Information

      None

Item 6 — Exhibits and Reports on Form 8-K

      None

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001

Deltek Systems, Inc.

By: /s/ LORI L. BECKER Lori L. Becker Chief Financial Officer (Principal Accounting Officer)