Form 10-Q
period 2001-06-30
DELTEK SYSTEMS INC
filed 2001-08-14
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 000-22001

DELTEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1252625 (I.R.S. Employer Identification No.)

8280 Greensboro Drive, McLean, Virginia (Address of principal executive offices)	22102 (Zip Code)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2001
Common Stock, $.001 par value	15,210,849

DELTEK SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELTEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$11,797	$8,939

Marketable securities	7,702	5,217

Accounts receivable, net of allowance for doubtful accounts of $2,025 and $1,652, respectively	16,204	15,159

Prepaid expenses, deferred income taxes and other current assets	5,048	5,581

Total current assets	40,751	34,896

Furniture, equipment, and leasehold improvements, net of accumulated depreciation and amortization of $11,592 and $10,528 respectively	6,969	7,358

Computer software development costs, net of accumulated amortization of $4,904 and $4,210, respectively	6,317	6,319

Purchased intangibles, net of accumulated amortization of $6,247 and $4,291 respectively	13,210	15,238

Other assets	362	350

Total assets	$67,609	$64,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$8,406	$8,962

Deferred revenue	12,525	9,968

Total current liabilities	20,931	18,930

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.001 par value per share, 2,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $0.001 par value per share, 45,000,000 shares authorized, 15,210,849 and 15,125,058 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	15	15

Paid-in capital	714	424

Retained earnings	46,024	44,901

Accumulated other comprehensive income	(75)	(109)

Total shareholders’ equity	46,678	45,231

Total liabilities and shareholders’ equity	$67,609	$64,161

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Revenues:

Software license fees	$6,439	$5,038	$12,204	$12,087

Services	15,373	16,292	34,054	33,981

Third-party equipment and software	1,282	779	1,972	1,334

Total revenues	23,094	22,109	48,230	47,402

Operating expenses:

Cost of software license fees	952	826	1,996	1,646

Cost of services	8,314	9,320	18,318	18,122

Cost of third-party equipment and software	1,145	673	1,763	1,204

Software development	4,878	4,532	9,789	8,686

Sales and marketing	4,325	3,389	8,114	6,113

General and administrative	1,963	1,938	4,012	3,394

Amortization of goodwill and intangibles	978	353	1,956	601

Total operating expenses	22,555	21,031	45,948	39,766

Income from operations	539	1,078	2,282	7,636

Other income, net	176	239	298	507

Income before income taxes	715	1,317	2,580	8,143

Provision for income taxes	496	499	1,457	3,142

Net income	$219	$818	$1,123	$5,001

Net income per share:

Basic	$0.01	$0.05	$0.07	$0.30

Diluted	$0.01	$0.05	$0.07	$0.30

Shares used to compute per share amounts:

Basic	15,208	16,711	15,191	16,694

Diluted	15,271	16,905	15,247	16,937

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income	$1,123	$5,001

Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:

Depreciation and amortization	4,074	2,263

Change in accounts receivable, net	(973)	451

Change in prepaid expenses and other assets	521	104

Change in accounts payable and accrued expenses	(556)	(297)

Change in deferred revenue	2,557	(183)

Other noncash credits	—	2

Net cash provided by operating activities	6,746	7,341

Cash flows from investing activities:

Net (purchases) sales of marketable securities	(2,485)	3,517

Purchases of property and equipment	(1,035)	(1,334)

Acquisition of A/E Management, Inc.	—	(3,549)

Capitalization of software development costs	(692)	(1,425)

Net cash used in investing activities	(4,212)	(2,791)

Cash flows from financing activities:

Cash proceeds from issuance of stock for employee purchase plan and option plans	290	475

Common stock purchased and retired	—	(437)

Net cash provided by financing activities	290	38

Impact of changes in foreign exchange rates	34	(136)

Net increase in cash and equivalents	2,858	4,452

Cash and cash equivalents, beginning of period	8,939	5,989

Cash and cash equivalents, end of period	$11,797	$10,441

Cash paid during the period for income taxes	$910	$3,089

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

The Company grants perpetual licenses under a standard license agreement. For certain of its software products (primarily Deltek Costpoint), the Company historically granted, at the customer’s discretion, a right of return for a full or partial refund of the license fee during a refund period, which generally spanned 60 to 90 days from the date of the initial software delivery. Deltek Costpoint license fees were therefore deferred until the expiration of the applicable refund period. Beginning in the quarter ended September 30, 2000, license agreements were amended to permit returns in the event of material defects only, as defined in the

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license agreement. Accordingly, the Company is no longer required to defer software license fee revenue as related to the refund period.

6.  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company adopted this statement on January 1, 2001, which did not materially impact its financial condition or results of operations.

In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

7.  COMPREHENSIVE INCOME (in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2001	2000	2001	2000

Net Income	$219	$818	$1,123	$5,001

Unrealized gains and losses from investment activity	12	(3)	28	(71)

Foreign currency translation adjustments activity	8	(45)	6	(55)

Total Comprehensive Income	$238	$770	$1,157	$4,875

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition to historical information, this Quarterly Report includes certain “forward-looking statements.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Readers are cautioned not to place undue reliance on these forward-looking statements as these forward-looking statements reflect the current view of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks, uncertainties and contingencies include, but are not limited to, the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results” and elsewhere in this Quarterly Report. Deltek undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited)

	Three months		Six months
	ended		ended

	6/30/01	6/30/00	6/30/01	6/30/00

Revenues:

Software license fees	27.9%	22.8%	25.3%	25.5%

Services	66.6	73.7	70.6	71.7

Third-party equipment and software	5.5	3.5	4.1	2.8

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:

Cost of software license fees	4.1	3.7	4.1	3.5

Cost of services	36.0	42.2	38.0	38.2

Cost of third-party equipment and software	5.0	3.0	3.7	2.5

Software development	21.1	20.5	20.3	18.3

Sales and marketing	18.7	15.3	16.8	12.9

General and administrative	8.5	8.8	8.3	7.2

Amortization of goodwill and intangibles	4.3	1.6	4.1	1.3

Total operating expenses	97.7	95.1	95.3	83.9

Income from operations	2.3	4.9	4.7	16.1

Other income, net	0.8	1.1	0.6	1.1

Income before income taxes	3.1	6.0	5.3	17.2

Provision for income taxes	2.1	2.3	3.0	6.6

Net income	1.0%	3.7%	2.3%	10.6%

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Summary. Net income for the three months ended June 30, 2001 amounted to $219 thousand, or $0.01 per diluted share, compared with $818 thousand, or $0.05 per diluted share for the second quarter of 2000. Excluding amortization of goodwill and intangibles, net income, as adjusted, amounted to $1.0 million, or $0.07 per diluted share for the current quarter compared with $1.0 million and $0.06 per diluted share for the corresponding period in 2000. Total revenue for the quarter ended June 30, 2001 increased by 4.5% from the second quarter of 2000 attributed principally to an increase in software, maintenance and third party hardware revenue, as consulting services revenue was 25.7% short of the corresponding 2000 total. The amortization of goodwill and intangibles increased 177.1% due to the Semaphore, Inc. acquisition, over the corresponding 2000 levels and accounted for much of the contraction in the operating margin, which was 2.3% for the current quarter compared with 4.9% for the second quarter of 2000.

      Software License Fees. License fees for the quarter ended June 30, 2001 increased by 28.0% to $6.4 million from $5.0 million for the same period in 2000, and represented 27.9% of total revenue in the current quarter compared with 22.8% for the year earlier quarter. The most significant changes in software revenue were related to: an increase in Deltek CRM & Deltek Proposals sales to $841 thousand for the current quarter compared with $177 thousand for the corresponding period last year; an increase in Deltek GCS Premier sales to $655 thousand for the current period compared with $333 thousand for the prior period; and new product sales for the current quarter were $555 thousand and $284 thousand for Deltek Sema4 and Deltek Corporate and Project Planner, respectively. In addition, Deltek Advantage sales increased to $1.1 million for the current quarter compared with $1.0 million for the prior period. Deltek Costpoint sales decreased by 18.1% to $1.8 million for the current quarter, from $2.2 million for the corresponding quarter last year.

      Services. Service revenues for the quarter ended June 30, 2001 decreased by 5.5% to $15.4 million from $16.3 million for the same period in 2000. The decrease was principally attributed to consulting service revenues. Maintenance and support service revenues for the quarter ended June 30, 2001 increased to $8.9 million from $7.6 million in the comparable period last year, a 17.1% increase. Consulting service revenues decreased by 25.7% to $5.5 million for the quarter ended June 30, 2001 from $7.4 million for the same period in 2000. Other service revenues, which includes training, travel reimbursements and custom programming, decreased by 27.8% to $939 thousand for the quarter ended June 30, 2001 from $1.3 million for the same period in the prior year. Service revenues comprised 66.6% of the Company’s total revenues for the quarter ended June 30, 2001, compared to 73.7% for the same period in 2000.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the quarter ended June 30, 2001 increased by 66.9% to $1.3 million from $779 thousand for the year-earlier quarter and comprised 5.5% and 3.5% of total revenues for each of the comparable periods. The third-party equipment and software gross margin decreased by 21.3% to 10.7% at June 30, 2001 from 13.6% for the corresponding period in 2000.

      Cost of Software License Fees. Cost of software license fees is composed primarily of royalties, maintenance payments to third parties, amortization of software development costs, the cost of production and distribution of software and related user manuals. Cost of software for the current and corresponding quarters was $952 thousand and $826 thousand, respectively. The increase was due to additional royalty expenses. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees, as a percentage of software license fees revenue, to increase in future periods.

      Cost of Services. Cost of services is composed primarily of personnel costs for consulting, customer training, and support. Cost of services for the quarter ended June 30, 2001 decreased by 10.8% to $8.3 million compared with $9.3 million for the same period in 2000. The cost of services gross margin increased to 45.9%

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the second quarter of 2001 from 42.8% a year earlier as a result of improved consultant utilization rates, lower personnel costs and decreased indirect travel costs. Cost of services as a percentage of services revenue decreased to 54.1% for the most recent quarter compared with 57.2% for the second quarter of 2000.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment, license fees and royalties for third-party software and increased to $1.1 million for the recent quarter from $673 thousand in the second quarter of 2000. The increase was due to a significant increase in the quantity of third-party equipment and software sales.

      Software Development. Software development costs are composed of personnel expenses for analysts and programmers who research, develop, maintain and enhance the Company’s existing software products and who develop new products. Amounting to $4.9 million for the current quarter compared with $4.5 million last year, the increase was due primarily to increased web development efforts, increased labor costs for subcontractors and a lower amount of capitalized costs for software development. Software development costs represented 21.1% and 20.5% of total revenue for the quarters ended June 30, 2001 and 2000, respectively.

      Sales and Marketing. Sales and marketing expenses are composed of personnel costs, advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the quarter ended June 30, 2001 increased to $4.3 million from $3.4 million for the corresponding period in 2000 and was related to increased staff with improved compensation and commission packages. Sales and marketing expenses represented 18.7% and 15.3% of the Company’s total revenue for the comparable quarters of 2001 and 2000, respectively.

      General and Administrative. General and administrative expenses consist primarily of the costs for management and administrative personnel, and include insurance expense, bad debt provisions, professional fees, and other operating costs. General and administrative expenses for the quarter ended June 30, 2001 increased by 5.3% to $2.0 million, from $1.9 million for the same period in 2000, and represented 8.5% of total revenue for the quarter ended June 30, 2001, compared with 8.8% for the same period in 2000.

      Amortization of Goodwill and Intangibles. Amortization expense of $978 thousand and $353 thousand for the quarters ended June 30, 2001 and June 30, 2000, respectively, were related to SalesKit Software Corporation, A/E Management, Inc. and Semaphore, Inc., acquired in April 1998, April 2001 and August 2001, respectively.

      Other Income. Other income is comprised of interest income, other expenses and realized gains or losses on currency exchange. Interest income is earned principally on short-term investments in tax-exempt securities and amounted to $116 thousand for the quarter ended June 30, 2001, a decrease of 57.2% from $271 thousand for the same period in 2000 attributed to a decline in average invested funds used for acquisitions and share repurchases.

      Income Tax Provision. The Company’s effective tax rate for the quarter ended June 30, 2001 was 69.4% compared with 37.9% for the quarter ended June 30, 2000. The increase in the effective tax rate is primarily due to the increase in non-deductible goodwill related to the acquisition of Semaphore, Inc.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Summary. Net income for the six months ended June 30, 2001 amounted to $1.1 million, or $0.07 per diluted share, compared with $5.0 million, or $0.30 per diluted share for the six months of 2000. Excluding amortization of goodwill and intangibles, net income, as adjusted, amounted to $2.7 million, or $0.18 per diluted share for the current period compared with $5.4 million, or $0.32 per diluted share for the corresponding period in 2000. Total revenue for the two quarters ended June 30, 2001 increased by 1.7% from the first six months of 2000 attributed principally to a 25.3% and 23.1% increase in maintenance and training revenue, respectively, as consulting services revenue was 23.8% short of the corresponding 2000 total. Operating expenses increased 15.6% due to the 225.5% increase of goodwill and intangible amortization from

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Semaphore, Inc. acquisition, from the corresponding 2000 levels, and accounted for much of the contraction in the operating margin. The operating margin was 4.7% for the current six-month period compared with 16.1% for the corresponding period in 2000.

      Software License Fees. License fees for the six months ended June 30, 2001 increased by 1.0% to $12.2 million from $12.1 million for the same period in 2000. License fees from sales of Deltek CRM & Deltek Proposals increased 153.2% to $1.4 million for the six months ended June 30, 2001 compared with $553 thousand for the comparable 2000 period. Sales of new products, Sema4, Deltek Project Planner and Deltek Corporate Planner, produced $927 thousand and $446 thousand, respectively, in software revenue for the six months ended June 30, 2001, with no comparable revenue for 2000. Sales of Deltek Time Collection produced $2.1 million in fees for the six months ended June 30, 2001 compared with $1.6 million for the corresponding period last year, an increase of 31.3%. Deltek Costpoint license fees were $3.8 million for the six months ended June 30, 2001, a decrease of 9.5% for the same period in 2000. Factors discussed in the preceding three-month analysis are applicable to the six-month periods as well.

      Services. Services revenue for the current six-month period increased slightly to $34.1 million from $34.0 million for the same period in 2000 attributed principally to offsetting increases in maintenance and support plan services revenue for all product lines and decreases in consulting service revenue for mainly large scale Deltek Costpoint implementations. Maintenance and support plan services revenue increased by 25.3% to $18.8 million for the six months ended June 30, 2001 compared with $15.0 million for the same period last year. Other service revenues, which includes training, travel reimbursements, user conference and custom programming increased by 3.3% to $3.1 million for the current period from $3.0 million for the six months of 2000. The registration fees for the international user conference held the week of March 25, 2001, amounted to $1.0 million whereas a user conference did not occur during fiscal year 2000. Consultant services revenue decreased by 23.8% to $12.2 million for the six months ended June 30, 2001 compared with $16.0 million for the same period last year. Services revenue comprised 70.6% of the Company’s total revenue for the six months ended June 30, 2001, compared to 71.7% for the same period in 2000. Factors discussed in the preceding three-month analysis are applicable to the six-month periods as well.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the six months ended June 30, 2001 increased by 53.8% to $2.0 million from $1.3 million for the six months ended June 30, 2000. These revenues comprised 4.1% and 2.8% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

      Cost of Software License Fees. Cost of software license fees for the comparable six-month periods ended June 30 were $2.0 million, or 16.4% of related software revenue, and $1.6 million, or 13.6% of related revenue, respectively. The increase was due to royalty expenses associated with new products. In addition, amortization expense related to new products released late in the first quarter of 2000 increased for this period since a full 6 months of amortization expense was recognized in 2001. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees as a percentage of software license fees revenue to increase in future periods.

      Cost of Services. Cost of services for the current six-month period increased by 1.1% to $18.3 million, from $18.1 million for the same period in 2000. The cost of services gross margin of 46.2% for the current period declined from 46.7% for the prior six-month period due to a decrease in consultant utilization rates related to the decline in demand for Deltek Costpoint implementations.

      Cost of Third-Party Equipment and Software. Costs for third-party equipment and software increased by 50.0% to $1.8 million from $1.2 million for each of the comparable six-month periods ended June 30, 2001 and 2000. Costs decreased as a percentage of related revenue to 89.4% and 90.3% for the six months ended June 30, 2001 and 2000, respectively.

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Software Development. Software development costs for the six months ended June 30, 2001 were $9.8 million, an increase of 12.6% from the same period in 2000 due primarily to a reduction in capitalized costs for software development and increased wages. Software development costs represented 20.3% and 18.3% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

      Sales and Marketing. Sales and marketing expenses for the six months ended June 30, increased to $8.1 million compared with $6.1 million for the same period in 2000. Sales and marketing expenses represented 16.8% and 12.9% of the Company’s total revenues for the comparable six months of 2001 and 2000, respectively. Factors discussed in the preceding three-month analysis are applicable to the six-month periods as well.

      General and Administrative. General and administrative expenses for the six months ended June 30, 2001 increased by 17.6% to $4.0 million from $3.4 million for the same period in 2000. This increase was due to additional professional fees and labor costs. General and administrative expenses represented 8.3% of the Company’s total revenue for the six months ended June 30, 2001, compared to 7.2% for the same period in 2000.

      Amortization of Goodwill and Intangibles. Amortization expense of $2.0 million and $601 thousand for the comparable six-month periods, respectively, were related to SalesKit Software Corporation, A/E Management, Inc. and Semaphore, Inc., acquired in April 1998, April 2001 and August 2001, respectively.

      Other Income. Interest income declined to $266 thousand for the six months ended June 30, 2001, a decrease of 51.0% from $543 thousand for the same period in 2000 attributed to a decline in average invested funds used for acquisitions and share repurchases.

      Income Tax Provision. The Company’s effective tax rate for the six months ended June 30, 2001 was 56.5% compared with 38.7% for the six months ended June 30, 2000. The increase in the effective tax rate is primarily due to the increase in non-deductible goodwill related to the acquisition of Semaphore, Inc.

Liquidity and Capital Resources

      The Company’s principal source of funding is cash flow from operating activities. At June 30, 2001, the Company had cash and cash equivalents of $11.8 million, marketable securities of $7.7 million, and total working capital of $19.8 million.

      For the six months ended June 30, 2001, the Company’s net cash provided by operating activities was $6.7 million compared with $7.3 million for the comparable 2000 period. Accounts receivable, net of the allowance for doubtful accounts, were $16.2 million at June 30, 2001, compared to $15.2 million at December 31, 2000. Accounts receivable days sales outstanding (DSO) was 61 at June 30, 2001 compared with 56 at December 31, 2000. While the Company believes that its allowance for doubtful accounts at June 30, 2001, was adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

      Net cash used in investing activities amounted to $4.2 million for the six months ended June 30, 2001 compared with $2.8 million for the comparable 2000 period. Cash used to purchase marketable securities amounted to $2.5 million, while $1.0 million was used to purchase property and equipment, and $692 thousand was used for capitalized software production costs.

      Cash received from financing activities for the six months ended June 30, 2001 consisted of $290 thousand in proceeds from the exercise of stock options and the issuance of stock under the Company’s employee stock purchase plan compared with $475 thousand for the six months of 2000.

      In mid July, the Company reduced its labor force by approximately 50 positions or 8.0% in order to improve margins throughout the organization. The company will incur severance expense of approximately $550,000, which will be recognized in the third quarter. Since the severance packages were 8–12 weeks of pay

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on average, the reduction in labor expense and resulting operating margin impact will not benefit the financial statements until midway through the fourth quarter of 2001.

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

      Recent accounting pronouncements could adversely impact our profitability by delaying some revenue recognition into future periods. Over the past several years, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position of SOP 97-2, “Software Revenue Recognition,” and SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions.” These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOPs 97-2, 98-4, and SOP 98-9. The Company adopted SOP 98-9 on January 1, 2000 and changed certain business policies to meet the requirements of this SOP.

      In December 1999, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. In addition, in October 2000, the SEC staff issued a Frequently Asked Questions and Answers (“FAQ”) document, which further elaborates on the SEC staff’s views regarding issues addressed in SAB 101. SAB 101 was effective in the fourth quarter of 2000 and did not have a material impact on the Company’s financial position of results of operations.

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)-(b)-(c)-(d)  Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 18, 2001 the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

a)	Two Class I Directors, James F. Petersen and Charles W. Stein, were elected to serve for three years or until their successors have been duly elected and shall qualify. The votes cast and withheld for each director were was follows:

	For	Withheld

James F. Petersen	14,405,452	184,034

Charles W. Stein	14,381,424	208,062

b)	The appointment of Arthur Andersen LLP as the Company’s independent auditors for its current fiscal year was ratified with the following vote:

For	Against	Abstain

14,497,924	85,677	5,885

ITEM 5 — OTHER INFORMATION

      None

DELTEK SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

      None