Form 10-Q
period 2001-09-30
DELTEK SYSTEMS INC
filed 2001-11-14
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒           No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2001

Common Stock, $.001 par value	15,265,499

DELTEK SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELTEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$14,485	$8,939

Marketable securities	10,772	5,217

Accounts receivable, net of allowance for doubtful accounts of $2,906 and $1,652, respectively	14,352	15,159

Prepaid expenses, deferred income taxes and other current assets	3,665	5,581

Total current assets	43,274	34,896

Furniture, equipment, and leasehold improvements, net of accumulated depreciation and amortization of $12,200 and $10,528 respectively	6,495	7,358

Computer software development costs, net of accumulated amortization of $5,236 and $4,210, respectively	6,305	6,319

Purchased goodwill and intangibles, net of accumulated amortization of $7,225 and $4,291 respectively	12,086	15,238

Other assets	381	350

Total assets	$68,541	$64,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$8,759	$8,962

Deferred revenue	11,944	9,968

Total current liabilities	20,703	18,930

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.001 par value per share, 2,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $0.001 par value per share, 45,000,000 shares authorized, 15,265,499 and 15,125,058 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	15	15

Paid-in capital	939	424

Retained earnings	46,935	44,901

Accumulated other comprehensive income	(51)	(109)

Total shareholders’ equity	47,838	45,231

Total liabilities and shareholders’ equity	$68,541	$64,161

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Software license fees	$5,877	$7,491	$18,081	$19,578

Services	15,680	17,039	49,734	51,020

Third-party equipment and software	208	818	2,180	2,152

Total revenues	21,765	25,348	69,995	72,750

Operating expenses:

Cost of software license fees	1,028	978	3,024	2,624

Cost of services	7,604	9,288	25,922	27,410

Cost of third-party equipment and software	210	823	1,973	2,027

Software development	4,612	4,373	14,401	13,059

Sales and marketing	3,472	4,110	11,586	10,223

General and administrative	2,378	2,168	6,390	5,562

Amortization of goodwill and intangibles	978	840	2,934	1,441

Total operating expenses	20,282	22,580	66,230	62,346

Income from operations	1,483	2,768	3,765	10,404

Other income, net	92	218	390	725

Income before income taxes	1,575	2,986	4,155	11,129

Provision for income taxes	664	1,167	2,121	4,309

Net income	$911	$1,819	$2,034	$6,820

Net income per share:

Basic	$0.06	$0.11	$0.13	$0.41

Diluted	$0.06	$0.11	$0.13	$0.41

Shares used to compute per share amounts:

Basic	15,244	16,438	15,209	16,608

Diluted	15,310	16,554	15,262	16,806

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income	$2,034	$6,820

Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:

Depreciation and amortization	5,630	4,953

Change in accounts receivable, net	1,027	(3,954)

Change in prepaid expenses and other assets	1,885	446

Change in accounts payable and accrued expenses	(203)	2,645

Change in deferred revenue	1,976	1,793

Net cash provided by operating activities	12,349	12,703

Cash flows from investing activities:

Net (purchases) sales of marketable securities	(5,555)	13,816

Purchases of property and equipment	(809)	(3,409)

Acquisition of Semaphore, Inc. and A/ E Management, Inc.	—	(16,031)

Capitalization of software development costs	(1,012)	(1,801)

Net cash (used in) investing activities	(7,376)	(7,425)

Cash flows from financing activities:

Cash proceeds from issuance of stock for employee purchase plan and option plans	515	1,138

Common stock purchased and retired	—	(7,284)

Net cash (used) provided by financing activities	515	(6,146)

Impact of changes in foreign exchange rates	58	(42)

Net increase (decrease) in cash and equivalents	5,546	(910)

Cash and cash equivalents, beginning of period	8,939	5,989

Cash and cash equivalents, end of period	$14,485	$5,079

Cash paid during the period for income taxes	$958	$7,647

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

In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Amortization of goodwill was approximately $835 thousand and $2.5 million for the three months and nine months ended September 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entitiy, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of adopting this standard. As of September 30, 2001 the company has goodwill, net of accumulated amortization of $10.3 million on its balance sheet. Management has not yet completed an analysis of the impact that the new impairment guidance will have on recorded goodwill.

7.  COMPREHENSIVE INCOME (in thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income	$911	$1,819	$2,034	$6,820

Unrealized gains and losses from investment activity	22	44	54	(27)

Foreign currency translation adjustments activity	2	50	4	(7)

Total Comprehensive Income	$935	$1,913	$2,092	$6,786

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

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

Statement of Operations Data (Unaudited)

	Three months		Nine months
	ended		ended

	9/30/01	9/30/00	9/30/01	9/30/00

Revenues:

Software license fees	27.0%	29.6%	25.8%	26.9%

Services	72.0	67.2	71.1	70.1

Third-party equipment and software	1.0	3.2	3.1	3.0

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:

Cost of software license fees	4.7	3.9	4.3	3.6

Cost of services	34.9	36.6	37.0	37.7

Cost of third-party equipment and software	1.0	3.2	2.8	2.8

Software development	21.2	17.3	20.6	17.9

Sales and marketing	16.0	16.2	16.6	14.1

General and administrative	10.9	8.6	9.1	7.6

Amortization of goodwill and intangibles	4.5	3.3	4.2	2.0

Total operating expenses	93.2	89.1	94.6	85.7

Income from operations	6.8	10.9	5.4	14.3

Other income, net	0.4	0.9	0.6	1.0

Income before income taxes	7.2	11.8	6.0	15.3

Provision for income taxes	3.0	4.6	3.0	5.9

Net income	4.2%	7.2%	3.0%	9.4%

DELTEK SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Summary. Net income for the three months ended September 30, 2001 amounted to $911 thousand, or $0.06 per diluted share, compared with $1.8 million, or $0.11 per diluted share for the third quarter of 2000. Total revenue for the quarter ended September 30, 2001 decreased by 14.1% compared to the third quarter of 2000. This decline in revenue is attributed principally to decreases in consulting services, down 29.6% and software revenue, down 21.4%. A partial offset to this decline was an increase of maintenance and support fees, up 22.2% over third quarter of last year. The amortization of goodwill and intangibles increased 16.4% due to the Semaphore, Inc. acquisition, over the corresponding 2000 levels. Operating margin was 6.8% for the current quarter compared with 10.9% for the third quarter of 2000.

      Software License Fees. License fees for the quarter ended September 30, 2001 decreased by 21.4% to $5.9 million from $7.5 million for the same period in 2000, and represented 27.0% of total revenue in the current quarter compared with 29.6% for the year earlier quarter. The most significant changes in software revenue were related to: an increase in Deltek CRM & Deltek Proposals sales to $468 thousand for the current quarter compared with $155 thousand for the corresponding period last year; a decrease in Deltek GCS Premier sales to $626 thousand for the current period compared with $1.4 million for the corresponding period; and new product sales for the current quarter were $425 thousand and $271 thousand for Deltek Sema4 and Deltek Corporate and Project Planner, respectively. In addition, Deltek Advantage sales increased to $1.3 million for the current quarter compared with $1.1 million for the prior period. Deltek Costpoint sales decreased by 44.1% to $1.9 million for the current quarter, from $3.4 million for the corresponding period. The overall decrease in software license fees is largely attributed to an increased percentage of current quarter bookings being categorized as deferred revenue relative to third quarter 2000.

      Services. Service revenues for the quarter ended September 30, 2001 decreased by 8.0% to $15.7 million from $17.0 million for the same period in 2000. The decrease was principally attributed to reduced consulting service revenues. Maintenance and support service revenues for the quarter ended September 30, 2001 increased to $9.9 million from $8.1 million in the comparable period last year, a 22.2% increase. Consulting service revenues decreased by 29.6% to $5.0 million for the quarter ended September 30, 2001 from $7.1 million for the same period in 2000. Other service revenues, which includes training, travel reimbursements and custom programming, decreased by 57.6% to $764 thousand for the quarter ended September 30, 2001 from $1.8 million for the same period in the prior year. Service revenues comprised 72.0% of the Company’s total revenues for the quarter ended September 30, 2001, compared to 67.2% for the same period in 2000.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the quarter ended September 30, 2001 decreased by 74.6% to $208 thousand from $818 thousand for the year-earlier quarter and comprised 1.0% and 3.2% of total revenues for each of the comparable periods. The third-party equipment and software gross margin decreased by 66.7% to (1.0%) at September 30, 2001 from (0.6%) for the corresponding period in 2000.

      Cost of Software License Fees. Cost of software license fees is composed primarily of royalties, maintenance payments to third parties, amortization of software development costs, the cost of production and distribution of software and related user manuals. Cost of software for the current and corresponding quarters was $1.0 million and $978 thousand, respectively. The increase was due to additional royalty expenses. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees, as a percentage of software license fees revenue, to increase in future periods.

DELTEK SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cost of Services. Cost of services is composed primarily of personnel costs for consulting, customer training, and support. Cost of services for the quarter ended September 30, 2001 decreased by 18.1% to $7.6 million compared with $9.3 million for the same period in 2000. The cost of services gross margin increased to 51.5% for the third quarter of 2001 from 45.5% a year earlier as a result of lower personnel costs and decreased indirect travel costs. Cost of services as a percentage of services revenue decreased to 45.5% for the most recent quarter compared with 51.5% for the third quarter of 2000.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment, license fees and royalties for third-party software and decreased to $210 thousand for the recent quarter from $823 thousand in the third quarter of 2000. The decrease was due to a significant reduction in the quantity of third-party equipment sales.

      Software Development. Software development costs are composed of personnel expenses for analysts and programmers who research, develop, maintain and enhance the Company’s existing software products and who develop new products. Amounting to $4.6 million for the current quarter compared with $4.4 million last year, the increase was due primarily to increased web development efforts and increased labor costs for subcontractors. Software development costs represented 21.2% and 17.3% of total revenue for the quarters ended September 30, 2001 and 2000, respectively.

      Sales and Marketing. Sales and marketing expenses are composed of personnel costs, advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the quarter ended September 30, 2001 decreased to $3.5 million from $4.1 million for the corresponding period in 2000 and was related to decreased labor costs. Sales and marketing expenses represented 16.0% and 16.2% of the Company’s total revenue for the comparable quarters of 2001 and 2000, respectively.

      General and Administrative. General and administrative expenses consist primarily of the costs for management and administrative personnel, and include insurance expense, bad debt provisions, professional fees, and other operating costs. General and administrative expenses for the quarter ended September 30, 2001 increased by 9.7% to $2.4 million, from $2.2 million for the same period in 2000, and represented 10.9% of total revenue for the quarter ended September 30, 2001, compared with 8.6% for the same period in 2000. This increase was due to additional professional fees, bad debt expense and a portion of the third quarter severance costs.

      Amortization of Goodwill and Intangibles. Amortization expense of $978 thousand and $840 thousand for the quarters ended September 30, 2001 and September 30, 2000, respectively, were related to SalesKit Software Corporation, A/ E Management, Inc. and Semaphore, Inc., acquired in April 1998, April 2000 and August 2000, respectively.

      Other Income. Other income is comprised of interest income, other expenses and realized gains or losses on currency exchange. Interest income is earned principally on short-term investments in tax-exempt securities. Other Income amounted to $92 thousand for the quarter ended September 30, 2001, a decrease of 57.8% from $218 thousand for the same period in 2000 attributed to a decline in average invested funds used for acquisitions and share repurchases.

      Income Tax Provision. The Company’s effective tax rate for the quarter ended September 30, 2001 was 42.2% compared with 39.1% for the quarter ended September 30, 2000. The increase in the effective tax rate is primarily due to lower pre-tax income with non-deductible goodwill remaining at the same levels.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Summary. Net income for the nine months ended September 30, 2001 amounted to $2.0 million, or $0.13 per diluted share, compared with $6.8 million, or $0.41 per diluted share for the nine months of 2000. Total revenue for the three quarters ended September 30, 2001 decreased by 3.8% from the first nine months

DELTEK SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 2000 attributed principally to a 25.5% decrease in consulting revenue which was partially offset by a 23.8% increase in maintenance revenue during the same period. Operating expenses increased by 6.2% due in part to an increase of 103.6% in goodwill and intangible amortization from the Semaphore, Inc. acquisition, as compared with the corresponding 2000 levels. The operating margin was 5.4% for the current nine-month period compared with 14.3% for the corresponding period in 2000.

      Software License Fees. License fees for the nine months ended September 30, 2001 decreased by 7.6% to $18.1 million from $19.6 million for the same period in 2000. License fees from sales of Deltek CRM & Deltek Proposals increased 168.4% to $1.9 million for the nine months ended September 30, 2001 compared with $708 thousand for the comparable 2000 period. Sales of new products, Sema4, Deltek Project Planner and Deltek Corporate Planner, produced $1.4 million and $717 thousand, respectively, in software revenue for the nine months ended September 30, 2001, compared with $88 thousand and $30 thousand, respectively, for the same period in 2000. Sales of Deltek Time Collection produced $2.8 million in fees for the nine months ended September 30, 2001 compared with $2.6 million for the corresponding period last year, an increase of 7.7%. Deltek Costpoint license fees were $5.7 million for the nine months ended September 30, 2001, a decrease of 25.0% for the same period in 2000. Factors discussed in the preceding three-month analysis are applicable to the nine-month periods as well.

      Services. Services revenue for the current nine-month period decreased slightly to $49.7 million from $51.0 million for the same period in 2000 attributed principally to offsetting increases in maintenance and support plan services revenue for all product lines and decreases in consulting service revenue for mainly large scale Deltek Costpoint implementations. Maintenance and support plan services revenue increased by 23.8% to $28.6 million for the nine months ended September 30, 2001 compared with $23.1 million for the same period last year. Other service revenues, which includes training, travel reimbursements, user conference and custom programming decreased by 18.8% to $3.9 million for the current period from $4.8 million for the nine months of 2000. The registration fees for the international user conference held the week of March 25, 2001, amounted to $1.0 million whereas a user conference did not occur during fiscal year 2000. Consultant services revenue decreased by 25.5% to $17.2 million for the nine months ended September 30, 2001 compared with $23.1 million for the same period last year. Services revenue comprised 71.1% of the Company’s total revenue for the nine months ended September 30, 2001, compared to 70.1% for the same period in 2000. Factors discussed in the preceding three-month analysis are applicable to the nine-month periods as well.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the nine months ended September 30, 2001 remained constant at $2.2 million as compared with the nine months ended September 30, 2000. These revenues comprised 3.1% and 3.0% of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

      Cost of Software License Fees. Cost of software license fees for the comparable nine-month periods ended September 30, 2001 and 2000 were $3.0 million, or 16.7% of related software revenue, and $2.6 million, or 13.4% of related revenue, respectively. The increase was due to royalty expenses associated with new products. In addition, amortization expense related to new products released late in the first quarter of 2000 increased for this period since a full 9 months of amortization expense was recognized in 2001. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees as a percentage of software license fees revenue to increase in future periods.

      Cost of Services. Cost of services for the current nine-month period decreased by 5.5% to $25.9 million, from $27.4 million for the same period in 2000. The cost of services gross margin of 47.8% for the current period increased from 46.3% for the prior nine-month period due to an increase in maintenance and support plan revenue during the third quarter of 2001.

DELTEK SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cost of Third-Party Equipment and Software. Costs for third-party equipment and software remained constant at $2.0 million for the nine-month periods ended September 30, 2001 and 2000. Costs decreased as a percentage of related revenue to 90.5% for the nine months ended September 30, 2001 compared to 94.2% for the nine months ended September 30, 2000.

      Software Development. Software development costs for the nine months ended September 30, 2001 were $14.4 million, an increase of 9.9% from the same period in 2000 due primarily to a reduction in capitalized costs for software development due to the stage of software projects that entered general release or are not yet technologically feasible, and increased wages. Software development costs represented 20.6% and 17.9% of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

      Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, increased to $11.6 million compared with $10.2 million for the same period in 2000. Sales and marketing expenses represented 16.6% and 14.1% of the Company’s total revenues for the comparable nine months of 2001 and 2000, respectively. Factors discussed in the preceding three-month analysis are applicable to the nine-month periods as well.

      General and Administrative. General and administrative expenses for the nine months ended September 30, 2001 increased by 14.9% to $6.4 million from $5.6 million for the same period in 2000. This increase was due to additional professional fees, bad debt expense and a portion of the third quarter severance costs. General and administrative expenses represented 9.1% of the Company’s total revenue for the nine months ended September 30, 2001, compared to 7.6% for the same period in 2000.

      Amortization of Goodwill and Intangibles. Amortization expense of $2.9 million and $1.4 million for the comparable nine-month periods, respectively, were related to SalesKit Software Corporation, A/ E Management, Inc. and Semaphore, Inc., acquired in April 1998, April 2000 and August 2000, respectively.

      Other Income. Other income declined to $390 thousand for the nine months ended September 30, 2001, a decrease of 46.2% from $725 thousand for the same period in 2000 attributed to a decline in average invested funds used for acquisitions and share repurchases.

      Income Tax Provision. The Company’s effective tax rate for the nine months ended September 30, 2001 was 51.0% compared with 38.7% for the nine months ended September 30, 2000. The decrease in the effective tax rate is primarily due to the decrease in non-deductible goodwill related to the acquisition of Semaphore, Inc.

Liquidity and Capital Resources

      The Company’s principal source of funding is cash flow from operating activities. At September 30, 2001, the Company had cash and cash equivalents of $14.5 million, marketable securities of $10.8 million, and total working capital of $22.5 million.

      For the nine months ended September 30, 2001, the Company’s net cash provided by operating activities was $12.3 million compared with $12.7 million for the comparable 2000 period. Accounts receivable, net of the allowance for doubtful accounts, were $14.4 million at September 30, 2001, compared to $15.2 million at December 31, 2000. Accounts receivable days sales outstanding (DSO) was 61 at September 30, 2001 compared with 56 at December 31, 2000. While the Company believes that its allowance for doubtful accounts at September 30, 2001, was adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

      Net cash used in investing activities remained at $7.4 million for the nine months ended September 30, 2001 compared with the comparable 2000 period. Cash used to purchase marketable securities amounted to

DELTEK SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.6 million, while $809 thousand was used to purchase property and equipment, and $1.0 million was used for capitalized software production costs.

      Cash received from financing activities for the nine months ended September 30, 2001 consisted of $515 thousand in proceeds from the exercise of stock options and the issuance of stock under the Company’s employee stock purchase plan compared with $1.1 million for the nine months of 2000.

      In mid-July, the Company reduced its labor force by approximately 50 positions or 8.0% in order to improve margins throughout the organization. The company incurred severance expense of approximately $610,000, which was recognized in the third quarter. Since the severance packages were 8-12 weeks of pay on average the reduction in labor expense and resulting operating margin impact will not benefit the financial statements until midway through the fourth quarter of 2001.

      In late October the Company renewed and increased its operating line of credit with Suntrust Bank. The line was increased from $1.0 million to $5.0 million. The Company does not typically need to use its line but feels that it is in its best interest to have credit available if and when needed.

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

DELTEK SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DELTEK SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Changes in general global economic, political and market conditions could cause decreases in demand for our software and related services which could negatively affect our revenue and operating results and the market price of our stock. Our revenue and profitability depends on the overall demand for our software and related services. A downturn in the global economy and financial markets could result in a delay or cancellation of customer purchases. Some of our competitors have recently announced that economic conditions have negatively impacted their financial results. Recent developments associated with the terrorist attacks on the United States have resulted in economic, political and other uncertainties, which could adversely affect our revenue growth and operating results. If demand for our software and related services decreases, our revenues may decrease and our operating results would be adversely affected. A reduction in revenues may also cause our stock price to fall.

      Terrorist activity may interfere with our ability to conduct business. Recent terrorist attacks on the United States present a potential threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We may need to take steps to increase security and add necessary protections against terrorist threats. This may require significant capital expenditure or adjustment or change of business practices which could result in loss of focus and distraction to our employees. Moreover, an actual or perceived increase in risk of travel due to further terrorist acts may reduce our ability to demonstrate products, meet with prospective customers and provide professional services and training which may adversely affect our ability to close sales and meet projected forecasts. Although built to structural standards, our facilities are physically vulnerable to a terrorist attack. Significant structural damage to our facilities could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact our business operations.

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

Date:  November 14, 2001

DELTEK SYSTEMS, INC.

By:	/s/ LORI L. BECKER

Lori L. Becker
Chief Financial Officer
(Principal Accounting Officer)