Form 10-K
period 2001-12-31
DELTEK SYSTEMS INC
filed 2002-03-19
CIK 1029299

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

--------------------------------

FORM 10-K

--------------------------------

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______

Commission file number 000-22001

DELTEK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1252625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8280 Greensboro Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 734-8606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.001 par value	Name of each exchange on which registered Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2002, was $53,448,551 based on a total of 7,690,439 shares held by non-affiliates on that date and computed by reference to the closing price reported on the Nasdaq National Market on that date, which was $6.95 per share.

     The Company had 15,342,039 shares of Common Stock, $.001 par value, outstanding as of March 12, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information to be contained in the registrant’s proxy statement for the 2002 annual meeting of the registrant’s shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated into Part III of this report by reference to such proxy statement.

-------------------------------------

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report includes certain “forward-looking statements.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Readers are cautioned not to place undue reliance on these forward-looking statements as these forward-looking statements reflect the current view of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks, uncertainties and contingencies include, but are not limited to, the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations -— Factors that May Affect Future Results and Market Price of Stock” and elsewhere in this Annual Report. Deltek undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

     Deltek Systems, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise software products that enable professional services organizations and project-oriented businesses to more effectively manage, operate and grow their operations. Our software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, employee time and expense, human resources management and administration, materials management, project reporting, customer relationship management, sales force automation and proposal generation. We also provide a full range of services, including implementation and consulting, training and ongoing support. In the year ended December 31, 2001, 25.0 % of our total revenues were derived from software license fees and 72.2 % of our total revenues were generated from services. We currently serve, and have active relationships with, over 8,000 project-oriented customers across a spectrum of industries, including IT services and consulting, architecture, engineering and environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many of these project-oriented businesses provide products and services under federal government contracts.

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

     Another important application space that Deltek addresses is customer relationship management (CRM). Analysts forecast continued rapid growth in the CRM space with approximately $26 billion in investments for CRM applications, systems integration and consulting, and related hardware and networking platforms for 2001. Analysts expect this trend to continue with little or no slowdown in these investments over the next three to five years.

     Most enterprise-wide business systems sold by other software vendors are general purpose in design and, without significant customization, do not address many of the unique requirements of businesses engaged primarily in providing products and services under project-specific contracts and engagements. Project-oriented organizations have many project-specific business and accounting requirements. Such requirements include the need to track costs and profitability on a project-by-project basis, to provide timely project information to managers and customers, and to submit accurate and detailed bills, often in compliance with complex industry-specific and regulatory requirements. Many project-oriented organizations provide products and services under government contracts. Project accounting for these organizations often requires the use of sophisticated methodologies for allocating and computing project costs and revenues.

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

     As the number and type of project-oriented and professional service organizations increase, such businesses are demanding increasingly sophisticated tools to address their core information and accounting needs, including project accounting, employee time collection, project budgeting, project reporting, customer relationship management, sales force automation and proposal generation. At the same time, these organizations are recognizing that, because most aspects of their businesses revolve around their customer project relationships, they can achieve efficiencies in a number of project accounting and business functions, such as general ledger, accounts payable, accounts receivable, materials management and human resources, through the use of software applications designed to address the special needs of project-oriented organizations. Like other businesses, project-oriented and professional services organizations are also demanding solutions that allow them to combine their business software applications into a single integrated, enterprise-wide system.

The Deltek Solution

     Deltek is a leading provider of enterprise software and professional service automation products that enable project-oriented and professional service firms to more effectively manage, operate and grow their operations. Our software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, employee time and expense, human resources management and administration, materials management and project reporting, customer relationship management, proposal management, and business intelligence. We also provide a full range of services, including implementation and consulting, training and ongoing support.

     Since our inception, we have focused exclusively on developing and providing products and services designed to meet the needs of project-oriented organizations. We believe that this focus is a competitive advantage in serving project-oriented markets relative to software vendors that offer more general-purpose enterprise software. We believe that our solutions generally require shorter implementation times and cost less to install and maintain than general-purpose enterprise solutions. The primary software product suites that we currently market consist of Deltek Costpoint®, an advanced client/server-based business software accounting system designed for all types of complex project-oriented organizations; Deltek Vision, a brand new and integrated, project-focused enterprise system designed for professional services firms; Deltek GCS Premier™, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; Deltek Time Collection (formerly ET Enterprise ™), an advanced employee timekeeping system; and Deltek CRM and Deltek Proposals, a front-office customer relationship management solution for professional service environments.

     We also provide implementation, consulting, training and ongoing support services. We have a staff of approximately 100 system consultants who are engaged by our customers to directly assist with system implementation. Beyond implementation, we provide training either on site or at one of our four training centers. We also provide ongoing product maintenance and technical support to our customers, which is a significant source of recurring revenues.

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

Expand and Enhance our Enterprise Products for Sophisticated Project Businesses.

     We have developed a family of complementary products with broad-based functionality, usable in a variety of technology environments, which we offer to larger, more sophisticated project-oriented organizations in such industries as aerospace and defense, research and development, IT services and integration, construction and research and development. Many of these organizations provide goods and services to the Federal government. We intend to continue to expand the breadth of our product offerings and to enhance the features and functionality of each of our currently marketed applications to these types of businesses. Our development initiatives center around functional and technological enhancements for Costpoint, our client/server product that primarily fueled our growth from 1996 to 2000. Specific development areas for Costpoint include the further improvement of Costpoint to operate on Web-based technology platforms, enhancement of international capabilities, and enhancements to address needs in specific industries such as construction and aerospace and defense.

     While Costpoint is very competitive with other major ERP systems with respect to features and capabilities for project-oriented businesses, the market has become more focused on the need for Web-based applications. The lack of a fully Web-enabled system has hindered our growth objectives and we intend to increase our development with respect to the Web-based development of our Costpoint system. We have recently delivered Deltek Costpoint 4i, a version that provides a number of mission-critical applications on a browser-based, n-tier architecture developed for the Web using Java™ and Enterprise JavaBeans™ technology. We expect that additional Web-based applications in Costpoint will be released in stages over the next few years.

Deliver a New End-to-end Solution to Professional Services Customers.

     Since August of 2000, Deltek has been developing a new, Web-based system that will address the automation needs of a wide variety of smaller and mid-sized professional services firms, including architectural, engineering, IT and management consulting, and accounting firms. This new system, called Vision, will integrate applications for accounting and finance, project accounting and reporting, billing, employee time and expense, payroll and human resources, resource planning, client relationship management and proposal generation. The Deltek Vision architecture is based on the industry-leading n-tier component-based Internet architecture from Microsoft, which includes the popular SQL Server RDBMS platform. Deltek Vision is scheduled for Beta release in the 2nd quarter of 2002 and general release in the 3rd quarter of 2002.

     We are now beginning to market Deltek Vision to many of our current professional services customers that are currently using our Advantage and Semaphore systems. We also plan to market this new system to a wider range of professional services firms including IT and management consulting firms and accounting firms.

Capitalize on the Growth in Federal Contracting

     Due to an expected increase in defense and national security spending, we expect Federal government contract spending and activity to increase in the next several years. For the past 15 years, Deltek has been a recognized leader in providing systems for firms that do business with the Federal government. Deltek’s solutions uniquely provide capabilities that enable customers to maintain their accounting records in a manner that is approved by the Defense Contract Audit Agency (DCAA) and other governmental oversight bodies. We plan to increase our sales and marketing activities to Federal contractors to leverage our leadership position in this area.

Leverage Large Installed Customer Base

     Our large installed customer base of approximately 8,000 customers enables us to generate revenues from ongoing services and product enhancements provided to these customers. Our strategy is to (i) maintain and strengthen relationships with our existing customers by providing ongoing support services; (ii) derive additional revenues by migrating clients to more advanced products within our product line, licensing add-on application software products and offering our customers additional consulting and training services; and (iii) target existing customers to purchase front office solutions such as Deltek CRM and Proposals, Deltek Time Collection, Deltek Employee Expense, Deltek Enterprise Planner, Deltek Employee Self-service, and Deltek e-Procurement.

Products

     Deltek’s products are currently organized in three primary application areas: 1) Enterprise solutions for larger, sophisticated organizations, 2) integrated applications for professional services firms and 3) applications for small to mid-sized firms having contracts with the Federal government.

Enterprise Solutions

     Our enterprise product suite is targeted to larger project-oriented businesses having sophisticated accounting and business requirements. It encompasses the following software applications:

•	Deltek Costpoint. Deltek Costpoint is an advanced back office solution for organizations having complex project, accounting and business requirements operating in a variety of project-oriented industries. Costpoint includes over 25 modular applications from project and financial accounting to human resources and materials management.

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

Deltek Costpoint utilizes a relational database architecture on the server and Microsoft Windows operating systems on the desktop client PC. It can be operated on a variety of network operating systems, including Windows NT, UNIX and Novell Netware and currently supports Oracle Systems Corporation (“Oracle”), Microsoft SQLServer, and Centura Corporation (“Centura”) relational databases. Deltek Costpoint employs 32-bit technology and was developed with extensive use of object-oriented programming techniques utilizing a fourth generation language together with C++ and database-

specific stored procedures to maximize performance. As a result of this architecture, Deltek Costpoint is scaleable and can be utilized in organizations with 3 to 300 concurrent users.

We began development of Deltek Costpoint in 1992 and commercially released the product in June 1995. Through December 31, 2001, we had licensed approximately 850 Deltek Costpoint systems, mostly to organizations having annual revenues in excess of $50 million. License fees for Deltek Costpoint systems vary depending on the number of users and sites and the number and types of modules licensed.

We recently released Deltek Costpoint 4i which provides a number of mission-critical applications on a browser-based, n-tier architecture being developed for the Web using Java™ and Enterprise JavaBeans™ technology.

The following table lists the principal Deltek Costpoint application areas and modules:

Application areas	Modules

Financial Accounting Suite	General Ledger; Travel; Accounts Payable; Fixed Assets; Accounts Receivable; Workflow; Consolidations; Multicurrency

Project Accounting Suite	Project Setup; Project Billing; Project Reporting; Project Cost and Revenue Processing; Project Budgeting; Project Management Interfaces

People Management Suite	Labor/Leave; Benefit Tracking; Payroll; Labor/Payroll Interfaces; Human Resources; Employee Self Service

Materials Management Suite	Product Definition; Sales Order Entry; Purchasing; Receiving; Production Control; Procurement Planning; Routings Inventory; Engineering Change Notices; Bills of Material; Requirements Planning; Materials Estimating

•	Deltek CRM and Deltek Proposals: This application provides a complete solution for all front office communications, business development and marketing challenges. Designed to enhance customer relationships and increase productivity, these tools provide sales force automation, opportunity management, customer relationship management, marketing automation, and proposal generation tools. It provides the tools that sales, marketing and business development need to create award-winning proposals and feature embedded reports, activity tracking, forecasting, calendaring, and MS Outlook® and e-mail integration.

•	Deltek Time Collection (formerly ET Enterprise) and Deltek Employee Expense: Provides increased management visibility and control of projects and operations. Tracks daily labor activity and historical data, giving supervisors, project managers and executives access to pertinent information in a timely manner, preventing costly project overruns and reducing billing time in addition to enabling federal contractors to comply with government auditing regulations. These product interfaces with all Deltek products as well as enterprise applications from PeopleSoft®, SAP®, Oracle®, JD Edwards® ADP®, PayAmerica® and Solomon®.

•	Deltek Enterprise Planner: Handles corporate-wide financial planning, budgeting and forecasting needs and automates the process for evaluating, budgeting and balancing project and task-specific resource allocations. This application offers an easy-to-use environment for project managers to set initial budgets for projects and then to automatically create rolling forecasts updated with actual project hours and costs. Interfaces with Deltek Costpoint and Deltek GCS Premier.

•	Deltek Business Intelligence: Designed to leverage Internet technology making information easily accessible to everyone in the organization as well as customers. Functionality includes Managed Web Reporting, Web-based Analysis and Trending, Web Query and Reporting, BI Portal, Ad Hoc Query and Reporting, Analysis and Trending, Visualization, Data Warehousing and Quick-Start Program.

•	Deltek e-Business applications: Recently introduced e-business applications include Deltek Employee Self Service and Deltek eProcurement. The Deltek Employee Self Service application allows every employee in the organization the ability to maintain, update, and review critical information regarding their benefits, including electronic pay information, thus eliminating one of the most time consuming jobs for any HR professional. Seamlessly integrated to Deltek Costpoint, this application ensures that timely changes to personnel information are maintained without the need for rekeying of information, or redundant review of payroll and HR benefits information.

Deltek eProcurement is an Web-based solution that automates complex internal workflow processes and dynamically links via XML to any vendor catalog, buying exchange or customer-specific catalogs. By converting paper-based procurement practices to Internet processes, controlling unauthorized purchasing and creating more efficient internal workflow processes, Deltek delivers the operating efficiencies that project businesses need to create immediate cost savings and long-term efficiencies.

Professional Services Automation Solutions

     Our software solutions for small and mid-sized professional services firms include the following:

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

We began development of Deltek Advantage in 1995 in response to the technical maturation of the CFMS product line. Deltek Advantage was commercially released in December 1996. Through December 31, 2001, it has been licensed to approximately 3,000 organizations, primarily architecture and engineering firms. License fees for Deltek Advantage systems vary depending on the number of the customer’s employees and sites and the number and types of modules licensed.

•	Deltek Sema4: This product family, acquired in August 2000, is a fully integrated project and financial management software system designed for the small to mid-sized architectural and engineering firms. Sema4 Windows is used by approximately 2,000 customers with sizes ranging from 5 to 900 employees. Although we are still selling new modules and employee series upgrades to existing Sema4 Windows clients, we are no longer selling this product to new prospects. Our strategy is to eventually migrate users to our new PSA solution, Vision, when it becomes available in 2002.

•	Deltek CRM and Deltek Proposals: As previously indicated, this application provides a complete solution for all front office communications, business development and marketing challenges. It provides the tools that sales, marketing and business development need to create award-winning proposals and feature embedded reports, activity tracking, forecasting, calendaring, and MS Outlook® and e-mail integration.

•	Deltek Vision: As previously indicated, Deltek Vision will be released in 2002 and is intended to become Deltek’s primary offering to professional services firms, targeted to existing Deltek Advantage and Deltek Sema4 customers, as well as new customers in all types of professional services industries.

Government Contractor Solutions

     Since our inception, we have specialized in delivering business applications to small- and medium-sized government contractors. These are primarily offered within two application suites.

•	System1. This DOS-based system was our original accounting system for Federal government contractors. We estimate that approximately 2,000 companies have licensed System1 since it was commercially released in 1985. As of December 31, 2001, approximately 600 customers were actively using and continuing to pay for ongoing support services related to System1. Since our introduction of our more advanced GCS Premier and Deltek Costpoint systems, sales of System1 have significantly declined. Our strategy is to continue to migrate these System1 users to our Costpoint and GCS Premier products, delivering similar functionality with modern technology and updated feature sets. We provide significant discounts to customers migrating from System1 to GCS Premier and Costpoint.

•	Deltek GCS Premier™. GCS Premier is Deltek’s Windows-based, enterprise accounting solution currently marketed to small to mid-sized businesses focused on earning revenue from government contracts. This product was released in March 2000. In addition to its Windows-based interface, it features flexible, state-of-the-art component based software construction achieved with MS Visual Basic 6.0 and ActiveX controls. GCS Premier was designed specifically to ensure that our System1 customers could easily migrate to GCS without the necessity of data conversion while preserving System1’s critical processing programs, complex reports and other time-tested legacy programs. GCS Premier’s Windows-based user interface tightly integrates with its process-oriented design. Its pull-down menus are workflow-like in their functionality and provide an intelligent, intuitive capability that makes it easy for users to learn the application by navigating from process to process.

Third-Party Products

     We incorporate into our software products certain application software licensed from third parties. Our Business Intelligence Tools, including Impromptu and Power Play, are both licensed from Cognos Corporation, and the System1 report-writer, Intelligent Query, is also licensed from a third party. These Business Intelligence Tools represent enterprise solutions for database query and reporting on the desktop and over the Web. The tools enable the user to quickly and easily create any query and report, while providing administrators with flexibility, scheduling and distribution capabilities. In order to support Oracle, Sybase and Centura relational databases, Deltek Costpoint contains certain native “router” software licensed from Centura. In addition, our Deltek Costpoint customers must license applicable database software from Oracle, Centura, or Microsoft, either directly or through Deltek. Because some customers desire a “turnkey” solution, we occasionally purchase servers, network software and other software and hardware products, which we resell or sublicense to our customers and install with Deltek products to provide a fully operational system. Our Enterprise Planner product is licensed from Adaytum Software and is closely interfaced with Deltek Costpoint and Deltek GCS Premier. Deltek Employee Expense utilizes software from Necho Systems Corporation. Deltek Costpoint 4i utilizes development and deployment software from BEA Systems, Inc. and Actuate Software Corporation to achieve the Web-enabled and Web reporting components of this most recent version. Our enterprise-based e-business applications for Employee Self Service and eProcurement are based on applications from Workscape Software Corporations and E-Plus Corporation, respectively.

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

     Implementation and Consulting Services. We typically provide a full range of consulting and technical services to customers both during and after implementation of Deltek software. Our system consultants are involved in the important early planning and design stages of an implementation, participate in user training, and work closely with the customer during the 2- to 12-month period just before and after the “going live” date. After the implementation is completed, our consultants typically maintain an ongoing relationship with the customer and assist the customer in refining their systems and adding functionality as their business grows and requirements change. Our implementation and consulting services are generally charged on a time and materials basis.

     Ongoing Support Services. We provide comprehensive telephone support during business hours as well as supplemental emergency support after hours and on weekends. During the second quarter of 2002, we expect to begin to provide 24-hour support for our customers in international locations around the globe. We utilize a sophisticated in-house support tracking system that enables call, problem and resolution tracking. We also maintain an “open phone” policy whereby customers are encouraged to contact any supervisor or senior manager at Deltek for any reason. We normally handle between 300 and 500 support calls per day. We provide periodic updates and enhancements to each of our software products. Typically, we provide several minor updates per year, which include system error corrections, tax table updates and other minor enhancements, and new version releases periodically, which include major enhancements and changes to the database design. Telephone support and periodic product enhancements and updates are provided for maintenance fees that are payable quarterly and initially represent, on an annual basis, between 15% and 20% of the related software license fee.

     Training Services. Our training facilities are located at our headquarters and at our offices in Cambridge, Massachusetts and Tigard, Oregon where we provide regularly scheduled training classes on approximately 40 topics related to our products. We maintain system laboratories at our training facilities, which are available for customer testing, benchmarking and troubleshooting. We also offer custom, on-site training classes. Training is billed hourly or on a per class basis.

Customers

     Since inception, we have licensed our products to over 8,000 project-oriented organizations, predominantly in the United States, across a spectrum of industries. Project-oriented industries that we currently serve include IT services and consulting, architectural, engineering, environmental, systems integration, research and development, contract services and construction, as well as make-to-order manufacturers and not-for-profit organizations. Many project-oriented businesses within these industries provide products and services under government contracts. No customer accounted for more than 10% of the Company’s total revenues in 1999, 2000, or 2001.

Sales and Marketing

     We sell our products and services primarily through our direct sales force. As of December 31, 2001, we employed approximately 50 full-time sales and account management personnel and 20 full-time marketing personnel throughout our company.

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

     Our strategy is to expand our sales and marketing activities by targeting organizations in additional project-oriented and professional services industries, in both domestic and international markets. Additionally, a significant source of business for us is migrating existing customers to other systems. In support of our marketing efforts for existing customers, we conduct ongoing customer communications programs and an annual user conference. We also plan to expand our international opportunities by utilizing resellers and other partnering relationships.

Product Development

     Our product development is generally organized into teams of developers who handle a particular product area, a group of programs or functions, or a new development area. Each development team includes subject matter experts who are instrumental in the design of each new module and capability. Following the completion of high-level design, the development team receives assistance from our database design team, which helps with the important step of designing, or making changes to the relational database architecture. Throughout the development process, and particularly when the initial programming has been completed, quality assurance team members provide testing and analysis to ensure that the application has been developed using standards and functions appropriate to its design and purpose. Our product architecture group supports many of our product development groups and focuses on development, enhancement and maintenance of the object-oriented product development tools used throughout the development process. We utilize a sophisticated in-house system for tracking the development process, program check-in and check-out, version control and system error and bug tracking.

     Each of our software products is built with the use of sophisticated development tools. Our Deltek Costpoint product line is developed using a number of development tools including J2EE based java development and Enterprise JavaBeans technology and Centura SQLWindows and Team Developer. Our Costpoint system optimizes the use of database-specific stored procedures, which enable specific applications to operate much faster with considerably less network traffic. C and C++ programming is also used throughout Deltek Costpoint in various situations to improve performance and functionality. Using the above development tools, we have developed a number of reusable objects and classes to better facilitate development.

     To continue to provide innovative solutions to our customers and to position ourselves for long-term growth, Deltek is continuing to pursue two major development initiatives: 1) Web-based development of the Deltek Costpoint application suite for advanced project-oriented businesses; and 2) development of Deltek Vision, a new, web-based professional services automation (PSA) product suite for professional services firms encompassing and integrating a complete, “end-to-end” set of business applications

     Deltek Costpoint for the Web. A major milestone in the strategy for targeting Deltek’s high-end, project-oriented market was the recent introduction of Deltek Costpoint 4i. This release has provided a number of mission-critical applications on a browser-based, n-tier architecture being developed for the Web using Java and Enterprise JavaBeans technology. The Deltek Costpoint client/server product already encompasses over 25 modular applications in project accounting, finance, human resources and materials management. With Deltek Costpoint 4i, customers are able to perform many back office functions directly over the Internet. The applications have a ‘zero footprint’ on the client PC, giving IT managers tremendous flexibility in deploying these functions across their enterprise. With Costpoint Version 4i, processing programs and reports are available from any Internet connection, along with dozens of input screens relating to key business practices such as project setup, employee setup, vendor and payables processing, cash receipts and journal entries.

     Deltek Vision. Deltek’s Vision development effort began in August of 2000 and is targeted at the needs of professional services firms. Using 100% pure Web technology based on the Microsoft COM+ architecture, we are developing a completely new, “end-to-end” suite of business applications for professional services organizations. Within one integrated, browser-based application suite, this new system is intended to automate accounting, billing, employee time and expense, CRM, proposals, resource planning, and human resources and payroll. Deltek plans to deliver beta releases of this new application suite in the 2nd quarter of 2002, with general release planned for the 3rd quarter of 2002.

     In addition to the above development efforts, our product development groups are continually focused on enhancements and customary error corrections to existing versions, and development of future versions of Deltek Costpoint, Deltek Advantage, Deltek GCS Premier, Deltek Semaphore, Deltek Time Collection, Deltek CRM and Proposal, and Deltek Enterprise Planner.

     Our software development expenses, exclusive of certain development costs which have been capitalized, were $16.7 million, $17.7 million, and $19.6 million in 1999, 2000, and 2001, respectively. As of December 31, 2001, we had 246 employees engaged in product development and quality assurance activities, including 22 employees at our development office in Makati, the Philippines.

Competition

     The market for enterprise application software is highly competitive and rapidly changing. Our products are targeted toward a wide range of project-oriented organizations, and the competition that we encounter varies depending upon the customer’s size, industry and specific system requirements. For larger implementations of our enterprise-wide products, our principal competitors include Oracle, PeopleSoft, Inc., J.D. Edwards, and Lawson Software. For smaller implementations of our enterprise-wide products, our competitors include Microsoft/Great Plains Software, BST Consultants, Timberline Software Corporation, and some others that offer industry-specific products. Deltek Time Collection competes with electronic timekeeping systems offered by vendors including Kronos, Automatic Data Processing, Inc. and Oracle. Our front-office applications face competition from well-known companies such as Siebel Systems, Inc. and Goldmine Software Corporation. We also face indirect competition from the internal MIS departments of our potential customers.

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

     The front-office systems market faces competition from customers’ internal information technology departments, systems integrators, as well as from other application software providers that offer a variety of products and services to address this market. Many of our customers and potential customers have attempted to develop front office systems in-house, either alone or with the help of systems integrators. We may not be able to compete successfully in this market.

     Many of our competitors have significantly greater financial, technical, marketing and other resources than Deltek. As our larger competitors, such as Oracle and Peoplesoft, begin to experience a deceleration in their core business and refocus their marketing and sales efforts to the middle market in which we actively market our products, we expect such competitors to implement increasingly aggressive pricing programs. In addition, certain competitors, particularly Microsoft, Oracle, PeopleSoft, and Siebel, have well-established relationships with many of our current and prospective customers and with major accounting and consulting firms that may have an incentive to recommend such competitors over us. Moreover, as we attempt to penetrate other strategic vertical and PSA markets, we will likely encounter competitors with substantially more experience in those markets.

     We believe we have a distinct advantage over competitors in the PSA market with our new, integrated solution, Deltek Vision. Competitors in the PSA market include Niku, Novient, Changepoint, and Evolve. Recently, analysts have started to recognize that these other solutions are “front office PSA” while Deltek offers a much broader and more robust offering that automates all of the core business processes within an organization, including the back office.

Employees

     As of December 31, 2001, we had 636 full-time employees, including 246 employees primarily engaged in product development and quality assurance, 161 in customer support and training activities, 117 in consulting and account management, 70 in sales and marketing, and 42 in finance and administration. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

     Corporate headquarters, the principal administrative, product development, sales and marketing operations and the principal customer training center are located in 85,000 square feet of office space in a building in McLean, Virginia, which the Company occupies under leases expiring in March 2002. We have negotiated a new 10 year lease for our corporate headquarters in Herndon, Virginia. The new space is for approximately 98,000 square feet and we will begin occupancy in March of 2002. Additional space of 4,277 square feet is leased in Diamond Bar, California. The Company leases approximately 25,000 square feet in Cambridge, Massachusetts under leases expiring in 2003, and 5,162 square feet in St. Louis, Missouri under a lease expiring in 2003. The St. Louis office location is in the process of being downsized and sublet arrangements are being sought. Approximately 9,800 square feet are leased in Tigard, Oregon and 2,496 square feet are leased in St. Petersburg, Florida. The office lease in the United Kingdom of approximately 2,500 square feet expires in 2009 and the Makati, Phillipines lease of approximately 5,000 square feet expires in 2005. We believe that our existing facilities and offices are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms. See Notes to Consolidated Financial Statements for information regarding our obligations under facilities leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since February 25, 1997, the Company’s Common Stock has been traded on the Nasdaq National Market under the symbol “DLTK.” The high and low per share sales prices for the Company’s Common Stock for each period indicated, as reported on the Nasdaq National Market, are as follows:

	Price

	High	Low

Year Ended December 31, 2000
First Quarter	$21.00	$12.38
Second Quarter	$15.38	$5.88
Third Quarter	$8.34	$5.75
Fourth Quarter	$7.72	$3.63
Year Ended December 31, 2001
First Quarter	$8.06	$3.50
Second Quarter	$7.12	$3.54
Third Quarter	$6.32	$4.00
Fourth Quarter	$4.95	$4.00

     On March 12, 2002, the closing price for our Common Stock was $ 6.95 per share and we had approximately 74 shareholders of record. Management believes there are approximately 2,700 beneficial holders of our Common Stock and has been advised that there are 93 individual participants holding approximately 48.6% of the outstanding Common Stock pursuant to security position listings furnished by Cede & Co., New York, New York, registered clearing agency and depository.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein or incorporated herein by reference. The statement of operations data set forth below with respect to the years ended

December 31, 1999, 2000, and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Annual Report. All amounts for all periods have been restated to reflect the acquisition of Harper and Shuman in May 1998, which was accounted for using the pooling-of-interests method of accounting. The unaudited pro forma statement of operations data set forth below do not purport to be indicative of the results of operations that would have occurred had the termination of the Company’s S Corporation status occurred at December 31, 1996.

	1997		1998		1999	2000	2001

	(in thousands except per share data)
Statement of Operations Data:
Revenues
License fees	$21,043		$28,162		$29,836	$27,603	$23,157
Services	33,216		50,867		65,321	67,642	67,046
Third-party equipment and software	3,387		4,040		3,087	3,013	2,603

Total revenues	57,646		83,069		98,244	98,258	92,806
Operating expenses
Cost of software	2,053		2,491		2,583	3,134	4,010
Cost of services	14,375		24,763		30,849	37,295	33,503
Cost of third-party equipment and software	2,631		3,146		2,640	2,711	2,380
Software development	11,214		15,014		16,663	17,671	19,638
Sales and marketing	6,643		10,353		11,592	14,174	15,547
General and administrative	3,558		4,163		5,939	8,287	8,418
Amortization of goodwill and purchased intangibles	26		687		1,051	2,505	4,053
Acquisition and offering costs	320	(1)	1,475	(2)	—	—	—
Purchased in-process research and development	—		2,500	(2)	—	—	—

Total operating expenses	40,820		64,592		71,317	85,777	87,549

Income from operations	16,826		18,477		26,927	12,481	5,257
Interest Income	781		1,066		1,166	878	443

Income before income taxes	17,607		19,543		28,093	13,359	5,700
Provision for income taxes	5,898		7,788		10,881	5,660	3,223

Net income	$11,709		$11,755		$17,212	$7,699	$2,477

Diluted net income per share			$0.64		$0.97	$0.47	$0.16

Weighted average shares, diluted			18,235		17,732	16,505	15,279

Pro Forma Statement of Operations Data (Unaudited)(3)
Provision for income taxes	$6,780
Net income	10,827
Diluted net income per share	$0.61
Weighted average shares, diluted	17,882

	December 31,
Balance Sheet Data	1997	1998	1999	2000	2001
Cash, cash equivalents and marketable securities	$25,832	$33,376	$29,245	$14,156	$30,383
Working capital	20,132	29,662	32,174	15,966	25,132
Total assets	40,571	60,711	62,435	64,161	72,534
Total shareholders’ equity	25,814	41,406	47,242	45,231	48,378

1.	In 1997, the Company incurred a non-recurring, non-cash charge of $320,000 for acquisition costs. Exclusive of this charge, income from operations, net income, pro forma net income and pro forma diluted net income per share for 1997 would have been $17.1 million, $12.0 million, $11.1 million and $0.62, respectively.

2.	In 1998, the Company incurred non-recurring, non-cash charges of $1.5 million for acquisition costs and $2.5 million for purchased in-process research and development. Exclusive of these charges, income from operations and net income for 1998 would have been $22.5 million and $15.7 million, respectively.

3.	Prior to February 25, 1997, Deltek (excluding Harper and Shuman) elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on applicable tax rates as if Deltek had not elected S Corporation status for the periods indicated.

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

Overview

     Deltek is a leading provider of enterprise software products that enable project-oriented organizations and professional service firms to more effectively manage, operate and grow their operations. From 1985 through 1994, without considering revenues from the Company’s 1998 acquisition of Harper and Shuman, substantially all of the Company’s revenues were derived from licenses of its System1 business software, designed primarily for organizations providing products or services under contracts with the federal government, and services related to System1. In 1992, the Company began development of Deltek Costpoint, an advanced client/ server-based, enterprise-wide business software system, which was commercially released in June 1995 and which represented approximately 30.7% of the Company’s license fees for the year ended December 31, 2001. The primary software product suites that we currently market consist of Deltek Costpoint, an advanced client/ server-based business software system designed for all types of complex project-oriented organizations; Deltek Advantage, an integrated, project-focused accounting system designed for professional services firms; Deltek GCS Premier, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; Deltek Vision, a PSA application suite intended to automate accounting, billing, employee time and expense, CRM, proposals, resource planning and scheduling, human resources, knowledge management, and project e-business; Deltek CRM and Deltek Proposals, a front-office customer relationship management solution for professional service environments; and Deltek Time Collection (formerly ET Enterprise), an advanced employee timekeeping system.

     The Company’s revenues consist of fees derived from the licensing of its software products, service revenues from consulting and other services, and revenues from the resale of third-party equipment and the sublicensing of third-party software. The Company derives substantially greater profit margins from license fees than from service revenues or third-party equipment and software revenues. The mix of revenues can fluctuate from quarter to quarter, and such fluctuations can have a material effect on margins. Over the past five years, the percentage of the Company’s total revenues represented by service including consulting and maintenance has increased, and the Company anticipates that it will continue to do so due to an increasing maintenance base.

     In April 2000, Deltek acquired substantially all assets of A/E Management Services, Inc., including its complete suite of RFP Proposal automation and tracking software, for the cash purchase price of $3.5 million. Net assets acquired were nominal and the entire purchase price was allocated to purchased intangibles and goodwill. These intangibles are being amortized over five years. A/E Management’s RFP front-office automation solution is designed to help the architecture, engineering, construction, and other professional services organizations win more contracts by automating the process of collecting, updating, researching and retrieving data critical to achieving marketing and proposal automation success.

     In August 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of approximately $10 million in cash and $0.8 million of non-cash consideration. Semaphore, Inc. provides advanced financial and project management software and services for architecture, engineering, construction, and other professional services firms. Approximately $10.5 million of the purchase price was allocated to purchased intangibles and goodwill. These intangibles and goodwill are being amortized over five years. The Company also allocated $1.2 million to deferred tax assets, $1.2 million to accounts receivable and $2.1 million to liabilities. These intangibles and goodwill are being amortized over five years. See Notes to Consolidated Financial Statements regarding pro forma information that might have been achieved if these transactions had been in effect since the beginning of 1999.

     These acquisitions were accounted for under the purchase method; their results have been included in the Company’s operations since their respective acquisition dates.

Critical Accounting Policies

     The Company considers certain accounting policies related to revenue recognition and software development costs to be critical policies due to the complexity and estimation processes in each.

Revenue Recognition

     The Company recognizes software revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition,” and Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

     The Company grants perpetual licenses under a standard license agreement. For certain of its software products, the Company had granted its customers a right of return for a full or partial refund of the license fee during a refund period which was generally 60 to 90 days from the date of the initial software delivery. Beginning in the second half of 2000, the Company limited the right of refund to a material defect only for the majority of its Costpoint sales. With this change, the Company generally recognizes revenue of Costpoint sales upon delivery or if a right of return exists, upon the expiration of that right. Due to the decline in Costpoint sales, the impact on revenue was not significant for 2000. The Company generally recognizes license fees from its other software products upon delivery.

     Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements. The fair value of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value based on the price charged when the elements are sold separately. License revenues are recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with these elements. However, the entire fee related to arrangements that require the Company to deliver specified additional upgrades is deferred until delivery of the specified upgrade has occurred, unless the Company has vendor-specific objective evidence of fair value for the upgrade. Also, the entire fee is deferred for arrangements that require the Company to deliver future specified products in which vendor-specific objective evidence of fair value is not yet available. Fees related to contracts that require the Company to deliver unspecified additional products are deferred and recognized ratably over the contract term.

     For contracts that involve significant installment payments, the Company also evaluates whether fees are fixed and determinable. If the fees are not fixed and determinable, the Company defers the recognition of revenue until the payments become due. For contracts with significant customization, the Company recognizes revenue based on percentage of completion.

     Implementation and other consulting services are provided on a time and materials basis billed monthly and recognized as the services are performed. Revenues on time and materials contracts are recognized based on hours actually incurred at the contract billing rates plus out of pocket expenses. Disputes may arise in the normal course of business on implementation projects with customers for collection of funds because of events such as delays and changes in contract specifications. Such claims by the Company are recorded as revenue only when realization is probable and can be reliably estimated. Prepaid consulting is recorded as deferred revenue.

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

Software Development Costs

     Software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs or by a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated lives of the products, which are generally five years. On a periodic basis the Company reviews it capitalized development costs to determine whether the carrying amount of the asset is fully recoverable. The Company capitalized software development costs of approximately $3,031,000, $2,234,000 and $1,237,000 during 1999, 2000 and 2001, respectively. Amortization expense of approximately $927,000, $1,044,000, and $1,357,000 was recorded related to these costs during 1999, 2000, and 2001, respectively, and is included in cost of software.

Goodwill and Purchased Intangibles

     The Company periodically evaluates goodwill and purchased intangibles for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on market conditions, legal factors and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and purchased intangibles are impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of total revenues, and the percentage change in such items compared to the same period in the prior year.

	Percentage of Total Revenues
	Year Ended December 31,

	1999	2000	2001
Statement of Operations Data
Revenues:
License Fees	30.4%	28.1%	25.0%
Services	66.5	68.8	72.2
Third-party equipment and software	3.1	3.1	2.8

Total revenues	100.0	100.0	100.0
Operating expenses
Cost of software	2.6	3.2	4.3
Cost of services	31.4	38.0	36.1
Cost of third-party equipment and software	2.7	2.8	2.6
Software development	17.0	18.0	21.1
Sales and marketing	11.8	14.4	16.7
General and administrative	6.0	8.4	9.1
Amortization of goodwill and purchased intangibles	1.1	2.5	4.4

Total operating expenses	72.6	87.3	94.3

Income from operations	27.4	12.7	5.7
Interest income	1.2	0.9	0.5

Income before income taxes	28.6	13.6	6.2
Provision for income taxes	11.1	5.8	3.5

Net income	17.5%	7.8%	2.7%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     License Fees. License fees for the year ended December 31, 2001 decreased by 15.9% to $23.2 million from $27.6 million for the same period in 2000. The decrease in license fees was attributable to Deltek Costpoint and Deltek GCS/System1 license fees, which decreased from $10.2 million and $5.6 million, respectively, at December 31, 2000 to $7.1 million and $2.6 million, respectively, for the year ended December 31, 2001. This represents a 30.4% decrease for Deltek Costpoint and a 53.6% for Deltek GCS/System1 over fiscal year 2000 results. Although total software license orders were approximately consistent with 2000 levels, a greater percentage of the 2001 transactions were deferred at year-end due to more contracts containing extended payment terms or commitments to deliver additional products. License fees from Deltek CRM and Proposals increased from $1.1 million to $2.0 million for the year ended December 31, 2001, an increase of 81.8%. Deltek Advantage license sales increased by 4.5% from $4.4 million compared to $4.6 million for the year ended December 31, 2001. Deltek Time Collection license fees decreased from $4.2 million to $3.8 million in revenues, a decrease of 9.5% for the year ended December 31, 2001. Deltek Enterprise Planner produced $940,000 for the year ended December 31, 2001 compared to $220,000 for the year ended December 31, 2000, an increase of 327.3%. Semaphore license fees increased by 260.0%, from $0.5 million to $1.8 million. It should be noted that Deltek Enterprise Planner was introduced to our product line for the first time during fiscal year 2000 and that Semaphore’s operations were only included in Deltek’s revenue figures for the last five months of fiscal year 2000. As a result, the resulting year-to-year growth rates are not necessarily indicative of future performance.

     Services. Service revenues for the year ended December 31, 2001 decreased slightly, from $67.6 million to $67.0 million, a decrease of 0.9% from the same period in 2000 attributable principally to offsetting increases in maintenance and support plan services revenue for all product lines and decreases in consulting service revenue for mainly large scale Deltek Costpoint implementations. Maintenance and support plan services revenue increased by 18.3% to $44.0 million for the year ended December 31, 2001 from $37.2 million for the same period in the prior year. The increase in maintenance service revenues was principally attributable to the maintenance revenues associated with the acquisition of A/E Management, Inc. and Semaphore, Inc. in April and August of 2000, respectively. Consulting service revenues decreased by 24.3% to $23.0 million for the year ended December 31, 2001 compared to $30.4 million for fiscal year 2000 due to fewer large scale Costpoint implementations during the year ended December 31, 2001. Services revenue comprised 72.2% of the Company’s total revenue for the year ended December 31, 2001, compared to 68.8% for the same period in 2000.

     Third-Party Equipment and Software. Revenues from third-party equipment and software for the year ended December 31, 2001 decreased by 13.3% to $2.6 million from $3.0 million for the comparable period in 2000. These revenues comprised 2.8% and 3.1% of total revenues for 2001 and 2000 respectively.

     Cost of Software. Cost of software is comprised primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the year ended December 31, 2001 was $4.0 million, an increase of 29.0% from $3.1 million for the same period in 2000. The increase was due to royalty expenses associated with the introduction of new third party products into our product mix. In addition, amortization expense related to new products also increased. This is due to the release of new products in the first quarter of 2000 and the associated full 12 months of amortization expense recognized in 2001. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of software license fees as a percentage of software license fees revenue to increase in future periods.

     Cost of Services. Cost of services is comprised primarily of personnel costs for implementation and consulting services, user training, user conferences and ongoing maintenance and support. Cost of services for the year ended December 31, 2001 decreased by 10.2% to $33.5 million, from $37.3 million for 2000. The cost of services gross margin as a percentage of service revenue was 50.0% for the year ended December 31, 2001, an increase from 44.9% for the prior year primarily due to an increase in maintenance and support plan service revenue during 2001.

     Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of the costs of computer and peripheral equipment and license fees and royalties for third-party software. Cost of third-party equipment and software decreased by 11.1% to $2.4 million for the year ended December 31, 2001 compared to $2.7 million for 2000. Costs increased as a percentage of related revenue to 91.4% for the year ended December 31, 2001 compared to 90.0% for 2000. The increase in these costs as a percentage of related revenues was the result of reduced mark-ups on third party equipment sales.

     Software Development. Software development costs consist primarily of the personnel costs of analysts and programmers who research, develop, maintain and enhance the Company’s existing software product lines and develop new products. Software development costs for the year ended December 31, 2001 were $19.6 million, an increase of 10.7% from 2000 due primarily increased web development efforts for Costpoint 4i, the ongoing development of our Vision product, and a reduction in capitalized costs for software development due to the stage of software projects that entered general release or are not yet technologically feasible to be considered a capitalized cost. Software development costs represented 21.1% and 18.0% of total revenues for the year ended December 31, 2001 and 2000, respectively.

     Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company’s sales and marketing personnel as well as the costs of advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the year ended December 31, 2001 increased to $15.5 million compared with $14.2 million for the same period in 2000. Sales and marketing expenses represented 16.7% and 14.4% of the Company’s total revenues for the comparable twelve months of 2001 and 2000, respectively.

     General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company’s management, administrative and finance staffs as well as the costs of insurance programs, bad debt expenses, professional fees and other infrastructure costs. General and administrative expenses for the year ended December 31, 2001 increased by

1.2% to $8.4 million from $8.3 million for the same period in 2000. This increase is largely attributed to increased severance costs of $610,000 for the year ended December 31, 2001 compared with severance costs of $400,000 for the year ended December 31, 2000. General and administrative expenses represented 9.1% of the Company’s total revenue for the year ended December 31, 2001, compared to 8.4% for the year ended December 31, 2000.

     Amortization of Goodwill and Purchased Intangibles. Amortization expense of $4.1 million and $2.5 million for the years ended December 31, 2001 and December 31, 2000, respectively. This increase was related to acquisitions of A/E Management, Inc. and Semaphore, Inc., in April 2000 and August 2000, respectively.

     Interest Income. Interest income declined to $443,000 for the year ended December 31, 2001, a decrease of 49.5% from $878,000 for 2000 attributed to a decline in average invested funds used for acquisitions and share repurchases and declining rates of return on investments.

     Income Tax Provision. The Company’s effective tax rate for the year ended December 31, 2001 was 56.5% compared with 42.4% for 2000. The increase in the effective tax rate is primarily due to the amortization of goodwill associated with the Semaphore acquisition, which is not deductible for income tax purposes. This substantial permanent tax difference, compounded by declining revenues, caused a dramatic increase in the effective tax rate for 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     License Fees. License fees for the year ended December 31, 2000 decreased by 7.4% to $27.6 million from $29.8 million for the same period in 1999. The decrease in license fees was attributable to Deltek Costpoint and Deltek Advantage license fees, which decreased by 28.8% and 34.0% to $10.2 and $4.4 million, respectively, for the year ended December 31, 2000. License fees from GCS/System1 products were $5.6 million for the year ended December 31, 2000 compared to $2.5 million for the year ended December 31, 1999, an increase of 124.0%. Deltek CRM and Proposals, Enterprise Planner and Semaphore licenses were new products for the year ended December 31, 2000 and license fees were $1.1 million, $220,000 and $482,000 respectively. We believe that the decline of Deltek Costpoint license fees was due to the saturation of the back office market in the industries served by the Company as compared to 1999. The lack of a true web based architecture for our back office systems also hindered our sales in markets where such technology is in high demand. License fees comprised 28.1% of the Company’s total revenues for 2000, compared to 30.4% for 1999.

     Services. Service revenues for the year ended December 31, 2000 increased by 3.5% to $67.6 million from $65.3 million for the same period in 1999. Maintenance service revenues increased by 11.4% to $37.2 million for the year ended December 31, 2000 from $33.4 million for the same period in the prior year. The increase in maintenance service revenues was principally attributable to increased maintenance services related to the acquisition of A/E Management, Inc. and Semaphore Inc. as well as normal contractual maintenance escalations for other products. Consulting service revenues decreased by 4.9% to $30.4 million for the year ended December 31, 2000 from $31.9 million for the same period in 1999. Service revenues comprised 68.8% of the Company’s total revenues for 2000, compared to 66.5% for the same period in 1999.

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

     Interest Income. Interest income results from investment and, to a lesser extent, from installment financing. Interest income for the year ended December 31, 2000 decreased by 26.8% to $878,000 from $1.2 million for the same period in 1999. This decrease is due to outlays of cash related to the acquisition of A/E Management, Inc. for $3.5 million, the acquisition of Semaphore for $11.1 million and the fulfillment of the Company’s stock repurchase program of 1.6 million shares costing $11.4 million.

     Income Tax Provision. The Company’s effective tax rate for the year ended December 31, 2000 was 42.4% as compared to the effective tax rate of 38.7% for the same period in 1999. The increase in effective rate is due to the amortization of goodwill associated with the Semaphore acquisition, which is not deductible for tax purposes.

Liquidity and Capital Resources

     The Company has financed its operations almost exclusively from cash flow from its operations. As of December 31, 2001, the Company had cash and cash equivalents of $18.9 million, marketable securities of $11.5 million and working capital of $25.1 million.

     For the year ended December 31, 2001, the Company’s net cash provided by operating activities was $18.2 million compared to $15.4 million for December 31, 2000. Accounts receivable, net of the allowance for doubtful accounts, were $12.3 million as of December 31, 2001, compared to $15.2 million as of December 31, 2000. Accounts receivable days sales outstanding were 57 days and 62 days as of December 31, 2001, and December 31, 2000, respectively.

     Investing activities utilized $8.8 million for the year ended December 31, 2001. This amount included $6.2 million in sold marketable securities, $1.4 million in purchased property and equipment and $1.2 million of capitalized software production costs. Investing activities utilized $1.8 million for the year ended December 31, 2000. This amount included $18.0 million in sold marketable securities, $2.8 million in purchased property and equipment, $14.8 million in acquisitions and $2.2 million in capitalized software production costs.

     Financing activities for the year ended December 31, 2001 consisted primarily of $148,000 in proceeds from the exercise of stock options and $411,000 from the issuance of stock under the Company’s employee stock purchase plan. By comparison proceeds from exercise of stock options and issuance of stock under the purchase plan were $311,000 and $518,000, respectively, for the year ended December 31, 2000.

     In mid-July, the Company reduced its labor force by approximately 50 positions or 8.0% in order to improve margins throughout the organization. The Company incurred severance expense of approximately $610,000, which was recognized in the third quarter. Since the severance packages were 8-12 weeks of pay on average the reduction in labor expense and resulting operating margin impact did not benefit the financial statements until midway through the fourth quarter of 2001.

     In October 2001, the Company renewed and increased its operating line of credit. The line was increased from $1.0 million to $5.0 million. The Company did not have any borrowings on the line of credit as of December 31, 2001. The Company’s bank has issued a letter of credit of $1,030,000 for the new office space as of December 31, 2001. The line of credit contains certain covenants, which include provisions specifying compliance with certain quarterly and annual financial ratios. As of December 31, 2001, management determined that the Company was in compliance with these financial covenants.

      The Board of Directors of the Company has recommended, and the Company’s shareholders will soon be asked to approve, a merger of the Company with an entity formed by the co-founders of the Company (the Merger Company). In this merger, shareholders other than the Merger Company, which will be owned by the co-founders of the Company, members of their family, and certain employees and other third parties, will receive cash for their common stock. If the merger is consummated, the Company will no longer be a public company. The merger will be financed through existing cash of the Company, bank financing which is currently being negotiated and loans from the co-founders. There can be no assurances that the proposed transaction will be completed or that the Merger Company will obtain financing on terms and conditions that are acceptable to the Merger Company or that the co-founders will loan funds to the Merger Company.

     The Company believes that its current liquidity, together with anticipated cash flow from operations, will satisfy the Company’s anticipated working capital and capital expenditure requirements through the foreseeable future. However, depending on its rate of or decline in growth, profitability and other factors, some of which are not in the Company’s control, the Company believes additional financing may be required to meet its working capital requirements or capital expenditure needs, including acquisitions, in the future. The Company may consider additional appropriate acquisitions should such opportunities present themselves. There can be no assurance that additional financing will be available when required or, if available, that any such financing will be on terms satisfactory to the Company.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company adopted this statement on January 1, 2001. SFAS No. 133 and related amendments establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s adoption of SFAS No. 133 did not materially impact its financial position or results of operations.

     In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing existing goodwill on January 1, 2002. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard effective January 1, 2002. As of December 31, 2001, the Company had goodwill, net of accumulated amortization, of approximately $10.0 million that will be subject to the provisions of SFAS No. 142. The Company’s results of operations for the twelve months ended December 31, 2001 included approximately $3.3 million of goodwill amortization expense that under SFAS No. 142 would not have been required. The Company is currently reviewing the provisions of these new pronouncements and their impact on the consolidated financial statements, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003, and is currently reviewing the provisions of the pronouncement and its impact on the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

Commitments

     The Company leases office space under noncancellable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $2,909,000, $3,048,000 and $3,099,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company’s primary lease expires in March 2002. New space has been acquired for which the lease commences in April 2002 and expires ten years thereafter. As of December 31, 2001, the Company had deposits of $127,000 relating to the lease agreements. In addition, as of December 31, 2001, the Company entered into a letter of credit of $1,030,000 for the new office lease. As of December 31, 2001, the future minimum operating lease payments, including the minimum commitments on the new office lease, are as follows (in thousands):

Year Ending December 31	Amount

2002	$3,423
2003	3,390
2004	2,760
2005	2,734
2006	2,624
Thereafter	13,747

$28,678

Factors That May Affect Future Results and Market Price of Stock

     We may continue to experience a downturn in sales from several of our core back office software products due to our inability to move their related technologies to a completely web-based architecture. To maintain our competitive position, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. IT directors of many companies now believe that all of their enterprise software applications should be deployable over the web. Other than Employee Time Collection and the Business Intelligence reporting tools components of Deltek Costpoint, many of our software applications cannot be operated over the Internet without the use of remote control software technology. It may take several years to rebuild many of these application products in technologies that will fully support web-based, thin client architecture. The Company’s inability to port to or run on new or increasingly popular operating systems, or the Company’s failure to successfully enhance and improve its products in a timely manner, could have a material adverse effect on the Company’s business, results of operations or financial position.

     Future revenue growth is dependent in part on our successful introduction of our new PSA application suite, Deltek Vision. The Deltek Vision Application Suite development effort began during third quarter of year 2000 and is directly targeted at the emerging market for PSA applications. Deltek Vision is intended to automate accounting, billing, employee time and expense, CRM, proposals, resource planning and scheduling, human resources, knowledge management, and project e-business. Deltek plans to deliver early releases of this new application suite during the first quarter of 2002. Growth from software sales is dependent, in part, on our ability to successfully launch this and additional new products and our ability to retain and hire sales personnel. See “Business-Products.”

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

     Although the Company has a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, it negotiates and revises these terms and conditions in some transactions. Negotiation of mutual acceptance terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

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

     The accounting profession continues to discuss certain provisions of SOP No. 97-2 and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of implementation guidelines and interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenues. As a result, we may change its business practices significantly in order to continue to recognize a substantial portion of its license revenues. These changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect the Company.

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

     Our operating results, particularly our quarterly results, could be significantly affected by the loss or delay of individual. Our revenues from license fees are difficult to predict because of the length and variability of our sales cycles (typically three to 18 months). Our operating expenses, on the other hand, are based on anticipated revenue trends. A high percentage of our operating expenses are relatively fixed. To the extent we incur expenses before obtaining anticipated revenues, our operating results could be materially adversely affected.

     We may be unable to accurately forecast timing of sales, which may adversely affect our business. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. Management aggregates these estimates periodically in order to generate a sales pipeline. Management compares the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide some guidance to management in business planning and budgeting, these pipeline estimates are necessarily speculative and may not correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect its business or results of operations.

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

     Our principal shareholders have the ability to exercise control. Kenneth E. deLaski, our Chairman, President, and Chief Executive Officer, and Donald deLaski, Director, together with their affiliates, in the aggregate own approximately 49.9% of the outstanding shares of the Common Stock as of March 12, 2002. Such shareholders could delay or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

     A substantial number of our shares are eligible for resale, which could adversely affect the market price. Substantially all of our restricted securities are available for resale pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) including the shares owned by the principal shareholders. In October 1998, pursuant to contractual obligations to do so, we registered an aggregate of 516,751 shares of Common Stock and 130,000 shares of Common Stock issuable pursuant to outstanding warrants under the Securities Act. Sales of substantial amounts of such restricted or registered securities could adversely affect prevailing market prices for the common Stock. The warrants noted above expired in May 2001, none of which were ever exercised.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The Company’s investment policy restricts the Company to investing with high credit quality financial institutions. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company. The impact of a 10% fluctuation in interest rates would be approximately $44,000.

     The fair value of any fixed rate debt including the Company’s line of credit is subject to change as a result of movements in interest rates. Such change could have material adverse effect on the Company’s financial position and results of operations.

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

March 19, 2002	/s/ Kenneth E. deLaski

Kenneth E. deLaski, Chairman of the Board of Directors, President, Chief Executive Officer, and Director

March 19, 2002	/S/ Lori L. Becker

Lori L. Becker, Chief Financial Officer Principal Financial and Accounting Officer

March 19, 2002	/S/ Donald deLaski

Donald deLaski, Director

March 19, 2002	/S/ Darrell J. Oyer

Darrell J. Oyer, Director

March 19, 2002	/S/Charles W. Stein

Charles W. Stein, Director

March 19, 2002	/S/ Robert E. Gregg

Robert E. Gregg, Director

March 19, 2002	/S/ James F. Peterson

James F. Peterson, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(5)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.1(1)	1987 Employee Stock Option Plan.

10.2(1)	Employee Time Accelerated Stock Option Plan (revised)

10.3(1)	1996 Stock Option Plan.

10.4(1)	1996 Employee Stock Purchase Plan.

*10.5(3)	OEM Software License Agreement by and between the Company and Centura Software Corporation dated as of March 1, 1993, as amended.

*10.6(3)	Cognos Desktop OEM Agreement by and between the Company and Cognos Corporation dated as of February 28, 1994, as amended.

*10.7(3)	Micro Focus OSX Application Vendor License Agreement by and between the Company and Micro Focus Incorporated dated as of June 10, 1993, as amended.

10.8(1)	Agreement of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of November 12, 1991, as amended.

10.9(1)	Agreement of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of November 12, 1992, as amended.

10.10(2)	Form of Indemnity Agreement for officers and directors.

10.11(2)	Form of Tax Indemnification Agreement.

10.12(2)	Seventh Amendment to Agreements of Lease by and between the Company and Tysons Corner Limited Partnership, dated as of December 17, 1997.

*10.15	Embedded distribution agreement between the Company and BEA Systems, Inc. dated as of December 19, 2000.

21(4)	Subsidiaries of the Company.

**23.1	Consent of Arthur Andersen LLP.

**99	Confirmation letter to the Securities and Exchange Commission, dated March 19, 2002, pertaining to receipt of assurances from Arthur Andersen LLP.

---------------------

     *     This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

     **  Filed with this 10-K.

     (1)  Incorporated by reference to the Company’s Form S-1 filed on December 19, 1996 (File No. 333-18247).

     (2)  Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed on January 28, 1997 (File No. 333-18247).

     (3)  Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 filed on February 24, 1997 (File No. 333-18247).

     (4)  Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-22001).

     (5)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-22001).

DELTEK SYSTEMS, INC. AND SUBSIDIARIES

Page

Report of Independent Public Accountants	F1

Consolidated Balance Sheets
As of December 31, 2000 and 2001	F2

Consolidated Statements of Operations
For the Years Ended December 31, 1999, 2000, and 2001	F3

Consolidated Statements of Changes in Shareholders’
Equity and Comprehensive Income
For the Years Ended December 31, 1999, 2000, and 2001	F4

Consolidated Statements of Cash Flows
For The Years Ended December 31, 1999, 2000, and 2001	F5

Notes to Consolidated Financial Statements
December 31, 2000 and 2001	F6

Valuation and Qualifying Accounts
For the Years Ended December 31, 1999, 2000, and 2001	F23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Deltek Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Deltek Systems, Inc. (a Virginia corporation) and subsidiaries, as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deltek Systems, Inc. and subsidiaries, as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia
February 1, 2002

DELTEK SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and 2001
(In Thousands, Except Share and Per Share Data)

Assets:

	2000	2001

Current assets:

Cash and cash equivalents	$8,939	$18,901

Marketable securities	5,217	11,482

Accounts receivable, net of allowance for doubtful accounts of $1,652 and $2,394, respectively	15,159	12,263

Deferred income taxes	1,206	2,651

Prepaid expenses and other current assets	4,375	3,059

Total current assets	34,896	48,356

Furniture, equipment, and leasehold improvements, at cost, net of accumulated depreciation and amortization of $10,528 and $12,995, respectively	7,358	6,247

Software development costs, net of accumulated amortization of $4,210 and $5,567, respectively	6,319	6,199

Goodwill and purchased intangibles, net	15,238	11,465

Other assets	350	267

Total assets	$64,161	$72,534

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable and accrued expenses	$8,962	$8,065

Deferred revenue	9,968	13,420

Income taxes payable	—	1,739

Total current liabilities	18,930	23,224

Long-term deferred income tax liability	—	932

Total liabilities	18,930	24,156

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $0.001 par value; 45,000,000 shares authorized; 15,125,058 and 15,272,999 shares issued and outstanding, respectively	15	15

Additional paid-in capital	424	1,050

Retained earnings	44,901	47,378

Accumulated other comprehensive income, net of tax	(109)	(65)

Total shareholders’ equity	45,231	48,378

Total liabilities and shareholders’ equity	$64,161	$72,534

The accompanying notes are an integral part of these consolidated balance sheets.

DELTEK SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1999, 2000, and 2001
(In Thousands, Except Per Share Data)

	1999	2000	2001

Revenues:

License fees	$29,836	$27,603	$23,157

Services	65,321	67,642	67,046

Third-party equipment and software	3,087	3,013	2,603

	98,244	98,258	92,806

Operating expenses:

Cost of software	2,583	3,134	4,010

Cost of services	30,849	37,295	33,503

Cost of third-party equipment and software	2,640	2,711	2,380

Software development	16,663	17,671	19,638

Sales and marketing	11,592	14,174	15,547

General and administrative	5,939	8,287	8,418

Amortization of goodwill and purchased intangibles	1,051	2,505	4,053

Total operating expenses	71,317	85,777	87,549

Income from operations	26,927	12,481	5,257

Interest income	1,166	878	443

Income before income taxes	28,093	13,359	5,700

Provision for income taxes	10,881	5,660	3,223

Net income	$17,212	$7,699	$2,477

Basic net income per share	$1.00	$0.47	$0.16

Diluted net income per share	$0.97	$0.47	$0.16

Weighted-average shares outstanding	17,284	16,309	15,224

Weighted-average shares outstanding, including dilutive effect of stock options	17,732	16,505	15,279

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 1999, 2000, and 2001
(In Thousands, Except Share Data)

	Comprehensive	Common Stock		Additional Paid-In	Retained	Accumulated Comprehensive Income, Other	Unearned	Total Shareholders'
	Income	Shares	Par Value	Capital	Earnings	net of tax	Compensation	Equity

Balance, December 31, 1998	$—	17,854,151	$18	$21,568	$19,990	$—	$(170)	$41,406

Exercise of stock options	—	134,680	—	497	—	—	—	497

Issuance of shares for Employee Stock Purchase Plan	—	49,866	—	689	—	—	—	689

Purchase and retirement of common stock	—	(1,402,500)	(1)	(13,247)	—	—	—	(13,248)

Income tax benefit of options exercised	—	—	—	516	—	—	—	516

Amortization of unearned compensation	—	—	—	—	—	—	170	170

Net income	17,212	—	—	—	17,212	—	—	17,212

Comprehensive income	$17,212

Balance, December 31, 1999	—	16,636,197	17	10,023	37,202	—	—	47,242

Exercise of stock options	—	112,945	—	311	—	—	—	311

Issuance of shares for Employee Stock Purchase Plan	—	73,416	—	518	—	—	—	518

Purchase and retirement of common stock	—	(1,697,500)	(2)	(11,436)	—	—	—	(11,438)

Income tax benefit of options exercised	—	—	—	56	—	—	—	56

Stock options due to acquisitions and other	—	—	—	952	—	—	—	952

Unrealized loss on investments	(2)	—	—	—	—	(2)	—	(2)

Foreign currency translation adjustments	(107)	—	—	—	—	(107)	—	(107)

Net income	7,699	—	—	—	7,699	—	—	7,699

Comprehensive income	$7,590

Balance, December 31, 2000		15,125,058	15	424	44,901	(109)	—	45,231

Exercise of stock options	—	64,355	—	148	—	—	—	148

Issuance of shares for Employee Stock Purchase Plan	—	83,586	—	411	—	—	—	411

Income tax benefit of options exercised	—	—	—	67	—	—	—	67

Unrealized gain on investments	62	—	—	—	—	62	—	62

Foreign currency translation adjustments	(18)	—	—	—	—	(18)	—	(18)

Net income	2,477	—	—	—	2,477	—	—	2,477

Comprehensive income	$2,521

Balance, December 31, 2001		15,272,999	$15	$1,050	$47,378	$(65)	$—	$48,378

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 1999, 2000, and 2001
(In Thousands)

	1999	2000	2001

Cash flows from operating activities:

Net income	$17,212	$7,699	$2,477

Adjustments to reconcile net income to net cash provided by operating activities–

Depreciation and amortization	3,711	5,788	7,877

Non-cash expense for modification of stock options	—	171	—

Other non-cash charges	170	—	—

Change in accounts receivable, net	(1,673)	(276)	3,114

Change in prepaid expenses and other assets	(1,245)	(530)	1,377

Change in accounts payable and accrued expenses	(1,144)	1,187	(897)

Change in income taxes payable	—	—	1,739

Change in deferred income taxes	836	1,325	(922)

Change in deferred revenue	(2,968)	71	3,452

Net cash provided by operating activities	14,899	15,435	18,217

Cash flows from investing activities:

Net sale (purchase) of marketable securities	605	18,039	(6,203)

Purchase of property and equipment	(3,937)	(2,819)	(1,356)

Acquisitions, net of cash acquired	—	(14,753)	—

Software development costs capitalized	(3,031)	(2,234)	(1,237)

Net cash used in investing activities	(6,363)	(1,767)	(8,796)

Cash flows from financing activities:

Cash proceeds from exercise of stock options	497	311	148

Cash proceeds from issuance of stock for employee purchase plan	689	518	411

Common stock purchased and retired	(13,248)	(11,438)	—

Net cash (used in) provided by financing activities	(12,062)	(10,609)	559

Impact of foreign exchange rates	—	(109)	(18)

Net (decrease) increase in cash and cash equivalents	(3,526)	2,950	9,962

Cash and cash equivalents, beginning of year	9,515	5,989	8,939

Cash and cash equivalents, end of year	$5,989	$8,939	$18,901

Cash paid during the year for income taxes	$11,231	$3,791	$1,642

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 2001

1.	Organization and Summary of Significant Accounting Policies:

Deltek Systems, Inc. (Deltek or the Company) is incorporated under the laws of the Commonwealth of Virginia. The Company designs, develops, sells and supports a family of integrated software that provide project-oriented businesses and professional service firms with tools to more effectively manage, operate and grow their operations. The Company’s software products have been specifically designed to fulfill the needs of project-based companies and professional service firms and include both enterprise-wide systems as well as application software products that can be used either as a stand alone application or as an integrated part of the Company’s enterprise-wide systems. Deltek’s software products address the needs specific to such organizations through a wide range of functionality, such as financial and project accounting, employee time and expense, human resources management and administration, materials management and project reporting, customer relationship management, sales force automation and proposal generation. The Company also provides a full range of services, including implementation and consulting, training and ongoing support.

Since the Company’s inception, it has focused exclusively on developing and providing products and services designed to meet the needs of project-oriented organizations. The primary software product suites that Deltek currently markets consist of Deltek CRM and Deltek Proposals, a front-office customer relationship management solution for professional service environments; Deltek Costpoint®, an advanced client/ server-based business software system designed for all types of complex project-oriented organizations; Deltek Advantage, an integrated, project-focused accounting system designed for professional services firms; Deltek GCS Premier™, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; and Deltek Time Collection (formerly ET Enterprise™), an advanced employee timekeeping system; and Deltek Vision, a professional services application suite encompassing both front and back office needs.

Consolidation

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

The Company’s estimates of future gross revenues, working capital, and the remaining estimated lives and realization of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures.

Revenue Recognition

The Company recognizes software revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition,” and Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

The Company grants perpetual licenses under a standard license agreement. For certain of its software products, the Company had granted its customers a right of return for a full or partial refund of the license fee during a refund period which was generally 60 to 90 days from the date of the initial software delivery. Beginning in the second half of 2000, the Company limited the right of refund to a material defect only for the majority of its Costpoint sales. With this change, the Company generally recognizes revenue of Costpoint sales upon delivery or if a right of return exists, upon the expiration of that right. Due to the decline in Costpoint sales, the impact on revenue was not significant for 2000. The Company generally recognizes license fees from its other software products upon delivery.

Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements. The fair value of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value based on the price charged when the elements are sold separately. License revenues are recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with these elements. However, the entire fee related to arrangements that require the Company to deliver specified additional upgrades is deferred until delivery of the specified upgrade has occurred, unless the Company has vendor-specific objective evidence of fair value for the upgrade. Also, the entire fee is deferred for arrangements that require the Company to deliver future specified products in which vendor-specific objective evidence of fair value is not yet available. Fees related to contracts that require the Company to deliver unspecified additional products are deferred and recognized ratably over the contract term.

For contracts that involve significant installment payments, the Company also evaluates whether fees are fixed and determinable. If the fees are not fixed and determinable, the Company defers the recognition of revenue until the payments become due. Installment plans extending longer than five months are generally interest bearing and related revenue is deferred until such payments become due. For contracts with significant customization, the Company recognizes revenue based on percentage of completion.

Implementation and other consulting services are provided on a time and materials basis billed monthly and recognized as the services are performed. Revenues on time and materials contracts are recognized based on hours actually incurred at the contract billing rates plus out of pocket expenses. Disputes may arise in the normal course of business on implementation projects with customers for collection of funds because of events such as delays and changes in contract specifications. Such claims by the Company are recorded as revenue only when realization is probable and can be reliably estimated. Prepaid consulting is recorded as deferred revenue.

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

Revenue from third-party equipment and software is derived from the resale and sublicensing of third-party hardware and software products in connection with the license and installation of the Company’s products and is generally recognized upon delivery.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

The Company accounts for its debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At acquisition, the Company evaluates the classification of debt and equity securities. To date, all of the securities have been classified as available for sale and unrealized gains and losses are recorded in comprehensive income. At each reporting date, the appropriateness of the classifications is reassessed.

Included in the balance sheet at December 31, 2000 and 2001 are marketable securities of approximately $5,217,000 and $11,482,000 respectively, that consist of investments in municipal bonds, money market accounts and floating rate bonds and are classified as available-for-sale and recorded at fair value.

Furniture, Equipment and Leasehold Improvements

Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. The components of furniture, equipment and leasehold improvements as of December 31, 2000 and 2001 were as follows (in thousands):

	2000	2001

Furniture & equipment	$2,568	$2,700
Computer equipment	14,684	15,747
Leasehold improvements	634	795

Furniture, equipment and leasehold improvements	17,886	19,242
Less: Accumulated depreciation and amortization	(10,528)	(12,995)

Furniture, equipment and leasehold improvements, net	$7,358	$6,247

Software Development Costs

Software development costs for products are capitalized subsequent to the establishment of technological feasibility, as evidenced by detailed program designs or by a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated lives of the products, which are generally five years. The Company capitalized software development costs of approximately $3,031,000, $2,234,000 and $1,237,000 during 1999, 2000 and 2001, respectively. Amortization expense of approximately $927,000, $1,044,000, and $1,357,000 was recorded related to these costs during 1999, 2000, and 2001, respectively, and is included in cost of software.

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

Fair Value of Financial Instruments

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. Cash and marketable securities are carried at fair market value and the carrying amounts of accounts receivable and accounts payable in the accompanying financial statements approximate fair value due to the short maturity of these instruments.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Goodwill and Purchased Intangibles

The value of intangible assets acquired primarily relates to purchased technology that has reached technological feasibility. Goodwill and purchased intangibles are being amortized over five years. Goodwill and purchased intangibles, net, are as follows (in thousands):

	December 31,
	2000	2001

Customer Lists, net	$530	$376

Purchased Technology, net	1,500	1,133

Goodwill, net	13,208	9,956

Total Purchased Intangibles and Goodwill, Net	$15,238	$11,465

Impairment of Long-Lived Assets

The Company complies with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company reviews its long-lived assets, including software development costs; furniture, equipment and leasehold improvements; identifiable intangibles; and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairment charges were incurred for the years ended December 31, 1999, 2000 and 2001.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company adopted this statement on January 1, 2001. SFAS No. 133 and related amendments establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s adoption of SFAS No. 133 did not materially impact its financial position or results of operations.

In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing existing goodwill on January 1, 2002. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard effective January 1, 2002. As of December 31, 2001, the Company had goodwill, net of accumulated amortization, of approximately $10.0 million that will be subject to the provisions of SFAS No. 142. The Company’s results of operations for the twelve months ended December 31, 2001 included approximately $3.3 million of goodwill amortization expense that under SFAS No. 142 would not have been required. The Company is currently reviewing the provisions of these new pronouncements and their impact on the consolidated financial statements, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003 and is currently reviewing the provisions of the pronouncement and its impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2001 presentation.

2.	Business Combinations:

Semaphore Acquisition

On August 9, 2000, the Company acquired all of the outstanding stock of Semaphore, Inc. for a purchase price of approximately $10 million in cash and $0.8 million of non-cash consideration. Semaphore, Inc. provides advanced financial and project management software and services for architecture, engineering, construction, and other professional services firms. Approximately $10.5 million of the purchase price was allocated to purchased intangibles and goodwill. The Company also allocated $1.2 million to deferred tax assets, $1.2 million to accounts receivable and $2.1 million to liabilities.

The following unaudited pro forma statements of operations show the combined results of the Company and Semaphore assuming that the acquisition had occurred on January 1, 2000. The pro forma information is based on the historical financial statements of these companies, giving effect to purchase accounting adjustments as of the beginning of the period. The unaudited pro forma information is not intended to be indicative of the future results of our operations or results that might have been achieved if this transaction had been in effect since the beginning of these periods.

Unaudited Pro Forma Results of Operations (in thousands)

	1999	2000

Revenues	$106,711	$103,482
Net income	$14,231	$6,083
Basic net income per share	$0.82	$0.37
Diluted net income per share	$0.80	$0.37

A/E Management Services Acquisition

On April 14, 2000, Deltek acquired substantially all assets of A/E Management Services, Inc., including its complete suite of RFP Proposal automation and tracking software, for the cash purchase price of $3.5 million. Net assets acquired were nominal and substantially all of the purchase price was allocated to purchased intangibles and goodwill. A/E Management’s RFP front-office automation solution is designed to help the architecture, engineering, construction, and other professional services organizations win more contracts by automating the process of collecting, updating, researching and retrieving data critical to achieving marketing and proposal automation success. Unaudited pro forma results of operations are not provided, as the historical net income of A/E Management was not significant and pro forma results would not be significantly different from reported results for periods prior to the acquisition.

SalesKit Acquisition

In April 1998, the Company acquired substantially all of the assets of SalesKit Software Corporation (“SalesKit”), and assumed certain related liabilities. The purchase price consisted of cash of $6,054,000 and warrants with an estimated fair value of $932,000. The warrants allowed the holder to purchase 130,000 shares of Deltek common stock at an exercise price of $22 per share and expired unexercised in 2001.

3.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	2000	2001

Accrued wages and other employee benefits	$4,186	$4,471
Accounts payable	1,255	739
Deferred rent credits	119	68
Other accrued expenses	3,402	2,787

	$8,962	$8,065

4.	Income Taxes (in thousands):

	1999	2000	2001

Current:
Federal	$8,334	$3,600	$3,197
State	1,711	1,117	916
Foreign	—	43	32

	10,045	4,760	4,145

Deferred:
Federal	694	668	(711)
State	142	207	(204)
Foreign	—	25	(7)

	836	900	(922)

Income tax provision	$10,881	$5,660	$3,223

The income tax provision differs from that computed using the statutory federal income tax rate of 35 percent in 1999, 2000 and 2001 for the following reasons (in thousands):

	1999	2000	2001

Computed statutory amount	$9,833	$4,676	$1,995
Tax exempt income	(340)	(306)	(139)
State income taxes, net of federal tax benefit	1,278	724	307
Amortization of non-deductible goodwill	—	407	886
Other	110	159	174

	$10,881	$5,660	$3,223

The following table is a summary of the significant components of the Company’s deferred tax assets and liabilities for 2000 and 2001 (in thousands):

	December 31,

	2000	2001

Deferred tax assets:
Employee compensation and benefits	$854	$900
Allowances and other accrued liabilities	841	1,497
Deductible goodwill and purchased intangibles	1,687	2,097
Net operating loss	1,238	357
Other	166	33

Total deferred tax asset	4,786	4,884

Deferred tax liabilities:
Depreciation	(260)	(526)
Software development costs	(2,551)	(2,503)
Deferred revenue	(526)	—
Other	(154)	(136)

Total deferred tax liabilities	(3,491)	(3,165)

Net deferred tax assets	1,295	1,719
Less: long-term net deferred tax (assets)/liabilities	(89)	932

Net short-term deferred tax asset	$1,206	$2,651

Included in prepaid and other current assets as of December 31, 2000 was approximately $1.1 million of income taxes receivable. As of December 31, 2001, the Company has income taxes payable of approximately $1.7 million.

At December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $1.0 million from its acquisition of Semaphore. These carryforwards expire through 2020. During 2001, the Company reduced the net operating loss carryforward and increased goodwill recorded in connection with the acquisition by approximately $498,000 for the reduction in the tax benefit that was thought to exist at the acquisition date. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of changes in ownership pursuant to Section 382 of the Internal Revenue Code.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

5.	Commitments and Contingencies:

Office Space Lease

The Company leases office space under noncancellable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $2,909,000, $3,048,000 and $3,099,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company’s primary lease expires in March 2002. New space has been acquired for which the lease commences in April 2002 and expires ten years thereafter. As of December 31, 2001, the Company had deposits of $127,000 relating to the lease agreements. In addition, as of December 31, 2001, the Company entered into a letter of credit of $1,030,000 for the new office lease.

As of December 31, 2001, the future minimum operating lease payments, including the minimum commitments on the new office lease, are as follows (in thousands):

Year Ending
December 31,	Amount

2002	$3,423
2003	3,390
2004	2,760
2005	2,734
2006	2,624
Thereafter	13,747

$28,678

Line of Credit

In October 2001, the Company renewed and increased its operating line of credit from $1.0 million to $5.0 million. The Company did not have any borrowings on the line of credit as of December 31, 2001, which expires on October 31,2002. The Company’s bank has issued a letter of credit of $1,030,000 for the new office space as of December 31, 2001, which reduces the availability under the line of credit. The line of credit contains certain covenants that include provisions specifying compliance with certain quarterly and annual financial ratios. As of December 31, 2001, management determined that the Company was in compliance with these financial covenants.

Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan covering all eligible employees. Employees are eligible to participate in the plan after they have completed six months of service. Once the eligibility requirement is satisfied, employees may become participants on the earlier of the first day of the plan year or the first day of the seventh month of the plan year coinciding with the employees’ eligibility. Company contributions vest ratably over five years. The Board of Directors approved a discretionary contribution of 4 percent of eligible compensation for 1999, 2000 and 2001. The Company’s contribution for 1999, 2000 and 2001 was approximately $1,211,000, $1,488,000 and $1,251,000 respectively.

Other Matters

The Company’s continuing operations are involved in various claims incidental to its business. The Company is contesting these matters and in the opinion of management, the ultimate resolution of the legal proceedings will not have a material adverse effect on the financial position or the future operating results of the Company.

The Board of Directors of the Company has recommended, and the Company's shareholders will soon be asked to approve, a merger of the Company with an entity formed by the co-founders of the Company (the Merger Company). In this merger, shareholders other than the Merger Company, which will be owned by the co-founders of the Company, members of their family, and certain employees and other third parties, will receive cash for their common stock. If the merger is consummated, the Company will no longer be a public company. The merger will be financed through existing cash of the Company, bank financing which is currently being negotiated and loans from the co-founders. There can be no assurances that the proposed transaction will be completed or that the Merger Company will obtain financing on terms and conditions that are acceptable to the Merger Company or that the co-founders will loan funds to the Merger Company.

6.	Shareholders’ Equity:

Common Stock Repurchases

During 1999 and 2000, Deltek repurchased and retired 1,402,500 and 1,697,500 common shares at an average price of $9.45 and $6.73 per share, respectively. There were no shares repurchased during 2001.

Preferred Stock

The Company’s Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. There are 2,000,000 shares authorized with a par value of $0.001 per share. There were no shares issued or outstanding as of December 31, 2001.

7.	Employee Stock Option Plans:

1987 Employee Stock Option Plan

Prior to April 1, 1996, the Company’s sole stock option plan was the 1987 Employee Stock Option Plan (the “1987 Plan”), a nonqualified plan. No further options can be issued under the 1987 Plan. Options are exercisable over ten years, subject to a five-year vesting period. Options granted pursuant to the 1987 Plan are generally nontransferable.

At December 31, 2001, 27,850 options were outstanding and 27,850 options were exercisable under the 1987 Plan at exercise prices ranging from $.39 to $.52 per share.

Employee Time Accelerated Stock Option Plan

On April 1, 1996, the Company created the Employee Time Accelerated Stock Option Plan (the “Accelerated Plan”) and granted options thereunder to purchase 679,500 common shares. At December 31, 2001, 217,150 options were outstanding and 214,150 options were exercisable under the Accelerated Plan.

1996 Stock Option Plan

The Company’s Board of Directors and the shareholders of the Company adopted a new 1996 Stock Option Plan (the “1996 Option Plan”) in December 1996. A total of 2,100,000 shares of common stock have been reserved for issuance under the 1996 Option Plan. At December 31, 2001, 1,401,033 options were outstanding and 609,727 options were exercisable at exercise prices ranging from $3.75 to $18.69 per share. The 1996 Option Plan provides for grants of incentive stock options to employees (including officers and employee directors) and for grants of nonstatutory options to employees, nonemployee directors and consultants.

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

1996 Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and approved by the shareholders of the Company in December 1996. A total of 400,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the lower of fair market value of the common stock on the first day of the offering period or the last day of the offering period. During 1999, 2000 and 2001, employees purchased 49,866 shares, 73,416 shares and 83,586 shares, respectively.

Summary Activity

The following table summarizes the activity of all the Company’s stock option plans:

			Weighted Average
	Number of Shares	Price Per Share	Exercise Price

Shares under option, December 31, 1998	1,478,830	$0.25 – 18.69	$11.21
Options granted	283,610	8.75 – 18.00	11.39
Options canceled	(187,859)	8.50 – 18.75	13.21
Options exercised	(134,680)	0.30 – 11.00	3.80

Shares under option, December 31, 1999	1,439,901	0.25 – 18.69	11.67
Options granted	800,860	4.25 – 19.00	9.73
Options canceled	(338,488)	4.00 – 19.00	14.03
Options exercised	(112,945)	0.25 – 17.63	2.75

Shares under option, December 31, 2000	1,789,328	0.30 – 18.69	10.93
Options granted	159,322	3.75 – 7.00	4.95
Options canceled	(238,262)	0.44 – 18.69	11.43
Options exercised	(64,355)	0.30 – 4.00	2.11

Shares under option, December 31, 2001	1,646,033	0.39 – 18.69	10.66

Options exercisable at December 31, 2001	851,727	0.39 -- 18.69	10.95

Exercise prices for employee stock options outstanding under the 1987 Employee Stock Option Plan, the Employee Time Accelerated Stock Option Plan, and the 1996 Stock Option Plan as of December 31,2001 are as follows:

	Outstanding			Exercisable

			Weighted Average
Range of Exercise		Weighted Average	Remaining Life		Weighted Average
Prices	Stock Options	Exercise Price	(Years)	Stock Options	Exercise Price

$0.39-0.52	27,850	$0.47	2.60	27,850	$0.47
3.72-7.00	438,180	4.67	6.68	250,966	4.23
7.25-12.56	539,069	8.76	7.94	196,133	9.23
12.82	68,684	12.82	8.61	36,708	12.82
13.00-16.63	110,150	14.46	7.61	41,490	14.81
16.88-18.69	462,100	17.95	6.39	298,580	17.93

$0.39-18.69	1,646,033	$10.66	7.08	851,727	$10.95

The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on intrinsic value of the stock options at the date such options were granted to employees (i.e. the difference between the exercise price and the fair value of the Company’s stock).

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	1999	2000	2001

	(In Thousands, except per share data)
Net income before income taxes, as reported	$28,093	$13,359	$5,700
Pro forma compensation expense	2,589	3,448	3,847
Pro forma income tax provision	9,873	4,281	1,049

Pro forma net income	$15,631	$5,630	$804

Basic earnings per share, as reported	$1.00	$0.47	$0.16
Basic earnings per share, pro forma	$0.90	$0.35	$0.05
Diluted earnings per share, as reported	$0.97	$0.47	$0.16
Diluted earnings per share, pro forma	$0.88	$0.34	$0.05

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 2000, and 2001, respectively; no dividend yield, expected volatility of 70, 70, and 76 percent, risk-free interest rates of approximately 6.5, 7.0 and 7.0 percent, respectively, and expected lives of seven years. The weighted average fair value per share was $8.70, $7.19, and $5.39, respectively.

8.	Segment Reporting

The Company operates in one industry segment; the design, development, marketing and support of project accounting enterprise resource planning applications software products. The majority of the Company’s revenues are derived in the United States.

During 2002, the Company began to track profitability by three operating segments: the Enterprise Group, the Government Contracting Services Group and the Professional Services Automation Group. Segment information was not tracked in 2001 and it is impractical for the Company to present such information. Revenue from the Company’s significant products and services was as follows (in thousands):

	1999	2000	2001

License Revenue
Costpoint	$14,588	$10,246	$7,057
Advantage	6,716	4,426	4,563
Time Collection	3,762	4,192	3,755
GCS/System1	2,474	5,595	2,614
CRM	93	1,114	1,956
Semaphore	—	482	1,773
Enterprise Planner	—	220	940
Business Intelligence	2,178	1,278	774
Other	25	50	—
Reserves	—	—	(275)
Maintenance	33,429	37,224	44,032
Consulting	31,892	30,418	23,014
Third party software	3,087	3,013	2,603

	$98,244	$98,258	$92,806

9.	Quarterly Financial Data (unaudited):

The following unaudited quarterly data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share data). During the fourth quarter of 2000 and 2001, the effective tax rate had to be adjusted upward due to declining revenues and large permanent tax differences related to goodwill. The impact was a significant increase in tax expense for the respective fourth quarters.

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

Net revenues	$25,293	$22,109	$25,348	$25,508
Gross profit	15,140	11,290	14,259	14,429
Net income	4,183	818	1,819	879
Basic net income per share	$0.25	$0.05	$0.11	$0.06
Diluted net income per share	$0.25	$0.05	$0.11	$0.06

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Net revenues	$25,136	$23,094	$21,765	$22,811
Gross profit	13,470	12,683	12,923	13,837
Net income	904	219	911	443
Basic net income per share	$0.06	$0.01	$0.06	$0.03
Diluted net income per share	$0.06	$0.01	$0.06	$0.03

DELTEK SYSTEMS, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 1999, 2000, and 2001
(In Thousands)

			Charged
	Beginning	Amounts	to	Ending
	Balance	Written-Off	Expense	Balance

December 31, 1999:
Allowance for doubtful accounts	$689	$(2,900)	$3,615	$1,404
December 31, 2000:
Allowance for doubtful accounts	1,404	(3,140)	3,388	1,652
December 31, 2001:
Allowance for doubtful accounts	1,652	(1,793)	2,535	2,394