Form 10-K/A
period 2001-12-31
DELTEK SYSTEMS INC
filed 2002-04-30
CIK 1029299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 000-22001

DELTEK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1252625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13880 Dulles Corner Lane, Herndon, Virginia 20171 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (703) 734-8606

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 19, 2002, was $53,743,314 based on a total of 7,710,662 shares held by non-affiliates on that date and computed by reference to the closing price reported on the Nasdaq National Market on that date, which was $6.97 per share.

     Deltek had 15,362,262 shares of common stock, $.001 par value, outstanding as of April 19, 2002.

     Explanatory Note: Deltek hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001 to include the information required by Part III of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of Deltek

     The following information describes the name and principal occupation of each director and executive officer of Deltek, his or her position with Deltek and the date he or she first became a director or an executive officer, if applicable. Unless otherwise indicated below, the business address and telephone number of each director and executive officer is c/o Deltek Systems, Inc., 13880 Dulles Corner Lane, Herndon, Virginia 20171 (703) 734-8606. For the last five years, none of these persons has been convicted in a criminal proceeding, nor has any of these persons been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining that person from future violations of, or prohibiting the activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. Each director and officer of Deltek is a United States citizen.

Name	Age	Position

Kenneth E. deLaski	44	President, Chief Executive Officer & Chairman of the Board of Directors
Donald deLaski	70	Director
Lori L. Becker	41	Chief Financial Officer and Treasurer
Eric J. Brehm	43	Executive Vice President
Robert E. Gregg	54	Director
Richard P. Lowrey	42	Executive Vice President
Susan H. O’Dea	47	Executive Vice President
Darrell J. Oyer	61	Director
James F. Petersen	58	Director
Charles W. Stein	61	Director

     A description of the background of each of the directors and executive officers of Deltek is provided below.

     Kenneth E. deLaski was a co-founder of Deltek in November 1983 and has served as a director of Deltek since its inception and as Chairman of the Board of Directors since June 2000. Mr. deLaski also has served as Deltek’s President since May 1990 and as its Chief Executive Officer since February

1996. From May 1990 to February 1996, he served as Deltek’s Chief Operating Officer. He is the son of Donald deLaski, a director of Deltek.

     Donald deLaski was a co-founder of Deltek in November 1983 and served as Chairman of the board of directors from Deltek’s inception until June 2000. Mr. deLaski continues to serve as a director of Deltek. He also served as Deltek’s Chief Executive Officer from its inception until February 1996, and as its Treasurer until July 1999. Mr. deLaski is a certified public accountant. He is the father of Kenneth E. deLaski, President, Chief Executive Officer, and Chairman of the Board of Directors of Deltek.

     Lori L. Becker was appointed to her position of Chief Financial Officer and Treasurer on January 30, 2001. Ms. Becker is a certified public accountant. She has been with Deltek since 1991 serving in various operational roles. Prior to coming to Deltek, Ms. Becker was a controller for a government contractor and a senior auditor for Ernst & Young LLP, accountants.

     Eric J. Brehm was appointed to his position of Executive Vice President and General Manager of Deltek’s PSA Division in October 2001. Mr. Brehm joined Harper & Schuman, Inc. in 1989 and became Vice President of Research and Development in 1994. In 1998, Deltek acquired Harper & Schuman, Inc. and Mr. Brehm became Vice President of Advantage Product Development. In February 2000, Mr. Brehm was promoted to Executive Vice President of Product Development and in October 2001 was assigned to his current role.

     Robert E. Gregg has served as a director of Deltek since September 1986. Since April 2001, Mr. Gregg has been a partner in the law firm of Squire, Sanders & Dempsey L.L.P., which law firm currently serves as counsel to Deltek. Prior to joining Squire Sanders, Mr. Gregg was a partner in the law firms of Hazel, Beckhorn & Hanes, which he joined in 1982, Hazel & Thomas and Reed Smith Hazel & Thomas, LLP, each of which law firms served as counsel to Deltek.

     Richard P. Lowrey was appointed to his position of Executive Vice President and General Manager of Deltek’s Enterprise Software Division in October 2001. Mr. Lowrey joined Deltek in 1995 as a System Consultant. In 1997 he became Director of Training Services and in 1999 was promoted to Vice President of Business Development. Prior to joining Deltek, Mr. Lowrey was the assistant controller for a large government contractor.

     Susan H. O’Dea was appointed to her position of Executive Vice President and General Manager of Deltek’s GSC Division in October 2001. Ms. O’Dea joined Deltek in 1992 as a system consultant and was promoted to Director of Client Services in 1996. In 1999 she was promoted to Vice President of the GCS Product Group.

     Darrell J. Oyer became a director of Deltek in February 1997. Since June 1991, Mr. Oyer has served as President of Darrell J. Oyer and Company, a consulting company. Mr. Oyer was previously a partner with Deloitte and Touche and was previously the Assistant Director of several functional areas of the Defense Contract Audit Agency.

     James F. Petersen became a director of Deltek in September 2000. Mr. Petersen is general manager of Carmel Associates, Inc. which he founded in 1997 and which provides financing and guidance to startup internet application service providers in the Washington, D.C. area. Prior to that, he founded Best Software, Inc. in 1982 and served as Best Software’s CEO and Chairman until it was purchased by The Sage Group in 2000. Before founding Best Software, Mr. Petersen held several senior management positions at Aspen Systems Corporation.

     Charles W. Stein became a director of Deltek in April 1997. Since April 1997, Mr. Stein has served as president of Stein Venture Management, a consulting firm. From February 1987 until January 1997, Mr. Stein served as President and Chief Executive Officer of Netrix Corporation, a wide area network product and systems company. Mr. Stein was also a director of Netrix Corporation from February 1987 and its Chairman from January 1997 until he resigned March 31, 1997.

     Deltek’s executive officers are appointed annually by, and serve at the discretion of, the board of directors. Each executive officer is a full-time employee of Deltek. Other than the relationship between Donald deLaski and Kenneth E. deLaski described herein, there are no family relationships between any director or executive officer of Deltek.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Deltek’s officers and directors, and persons who own more than 10 percent of a registered class of Deltek’s equity securities, to file reports of ownership and changes in ownership of equity securities of Deltek with the Securities and Exchange Commission and Nasdaq National Market. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulations to furnish Deltek with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 furnished to Deltek during its most recent fiscal year and Forms 5 furnished to Deltek with respect to its most recent fiscal year, as well as written representations of each reporting person, all reporting persons satisfied the reporting requirements, except that three Forms 3 were inadvertently filed late by Richard P. Lowrey, Eric J. Brehm and Susan H. O’Dea , who became executive officers for the first time on October 19, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     Summary Compensation Information

     The following table sets forth information concerning the compensation earned during the years ended December 31, 1999, 2000, and 2001 by Deltek’s Chief Executive Officer and “Executive Officers”, as defined in the rules promulgated under the Securities Exchange Act of 1934, whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”):

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

						Securities
				Other	Restricted	Underlying		All Other
Name and				Annual	Stock	Options/	LTIP	Compensa-
Principal Position	Year	Salary ($)	Bonus ($)	Compensation($)	Awards($) (1)	SARs (2)	Payouts(#)	tion ($)(3)

Kenneth E. deLaski,	2001	225,000	—	—	—	—	—	4,000
President, Chief	2000	206,667	—	—	—	—	—	4,000
Executive Officer,	1999	185,000	—	—	—	—	—	4,000
and Chairman of the Board of Directors
Lori L. Becker	2001	136,777	5,000	—	—	10,000	—	4,000
Chief Financial Officer and Treasurer
Eric J. Brehm	2001	206,500	—	—	—	10,000	—	4,000
Executive Vice President and General Manager PSA
Division
Richard P. Lowrey	2001	145,416	—	—	—	10,000	—	4,000
Executive Vice President an General Manager ESD Division
Susan H. O’Dea	2001	129,332	19,125	—	—	10,000	—	4,000
Executive Vice President

(1)	The Named Executive Officer did not hold restricted stock awards as of the end of the fiscal year. The number and value of the aggregate restricted stock holdings for Mr. deLaski at the end of the last fiscal year, based on the closing bid price of Deltek’s common stock on the Nasdaq National Market on December 31, 2001, was 4,633,800 shares, respectively, with a value of $20,481,396 without giving effect to the consideration paid by the Named Executive Officer.

(2)	Represents options granted to named officers during the fiscal year under the 1996 Stock Option Plan.

(3)	Includes for 1999, 2000 and 2001 a 401(k) plan profit sharing contribution of $4,000 for Mr. deLaski and for all other listed Named Executive Officers a 401(k) plan profit sharing contribution of $4,000 for 2001. Does not include other perquisites and personal benefits the aggregate amount of which did not exceed 10% of the total annual salary and bonus reported for the Named Executive Officer.

     Option Grants in Last Fiscal Year

     The following table sets forth information concerning grants of options to purchase Deltek’s common stock made during the year ended December 31, 2001 to the Named Executive Officers.

					Potential Realizable
	Individual Grants				Value At Assumed
					Annual Rates of
	Number of	% of Total			Stock Price
	Shares	Options			Appreciation for
	Underlying	Granted to	Exercise		Option Term(2)
	Options	Employees in	Price Per	Expiration
Name	Granted	Fiscal Year(1)	Share	Date	5%	10%

Kenneth E. deLaski	—	—	—	—	—	—
Lori L. Becker	10,000	6.3	$7.00	1/30/2011	$44,022	$111,562
Eric J. Brehm	10,000	6.3	$3.75	3/30/2011	$23,584	$59,765
Richard P. Lowrey	10,000	6.3	$3.75	3/30/2011	$23,584	$59,765
Susan H. O’Dea	10,000	6.3	$3.75	3/30/2011	$23,584	$59,765

(1)	Deltek granted options to purchase an aggregate of 159,322 shares of it’s common stock to employees during the year ended December 31, 2001.

(2)	The potential realizable value is based on the term of the option at the time of grant (ten years). Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent Deltek’s estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependant on the future financial performance of Deltek, overall market conditions and the option holders’ continued employment through the vesting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date hereof.

     Option Exercises and 2001 Fiscal Year-End Option Values

     The following table sets forth information concerning the exercise of stock options during the year ended December 31, 2001 and the value of options held as of such date by the Named Executive Officers:

			Number of Securities		Value of Unexercised
	Number of		Underlying Unexercised		In-the-Money Options at
	Shares		Options at December 31, 2001		December 31, 2001(2)
	Acquired	Value
Name	Upon Exercise	Received(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Kenneth E. deLaski	—	—	—	—	—	—
Lori L. Becker	—	—	3,675	9,925	$756	$756

Eric J. Brehm	—	—	21,970	38,505	$1,256	$5,444
Richard P. Lowery	—	—	9,596	21,009	$1,256	$5,444
Susan H. O’Dea	—	—	7,725	17,025	$2,516	$6,284

(1)	“Value Received” represents the fair market value of the underlying common stock on the exercise date minus the aggregate exercise price of such options.

(2)	Based upon the closing bid price on Nasdaq of Deltek’s common stock as of December 31, 2001 of $4.42 per share, minus the aggregate exercise price of such options.

     1996 Stock Option Plan

     Deltek’s 1996 Stock Option Plan (the “1996 Option Plan”) was adopted by the Board of Directors in November 1996 and approved by Deltek’s shareholders in December 1996. A total of 2,100,000 shares of common stock have been reserved for issuance under the 1996 Option Plan. The 1996 Option Plan is administered by the Board of Directors or a committee thereof. The 1996 Option Plan provides for grants of “incentive stock options,” within the meaning of Section 422 of the Code, to employees (including officers and employee directors), and for grants of nonstatutory options to employees, non-employee directors and consultants. The 1996 Option Plan will terminate in December 2006, unless terminated sooner by the Board of Directors.

     The exercise price of stock options granted under the 1996 Option Plan must be not less than the fair market value of the common stock on the date of grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of Deltek’s outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the common stock on the date of grant, and the term of the option must not exceed 5 years. The terms of all other options may not exceed 10 years. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100,000. The Board of Directors or any committee administering the 1996 Option Plan has discretion to determine exercise schedules and vesting requirements, if any, of all option grants under the 1996 Option Plan.

     As of December 31, 2001, options to purchase an aggregate of 1,401,033 shares were outstanding under the 1996 Option Plan, at exercise prices ranging from $3.75 per share to $18.69 per share and 609,724 options were exercisable as of December 31, 2001. In 2001, 40,000 options were granted to executive officers under the Plan. Options totaling 119,322 shares were granted under the Plan in 2001 to all employees (excluding executive officers) as a group. Options granted through December 31, 2000 generally become exercisable in 5 annual installments beginning 1 year after the date of the option grant. In January 2001, the Board of Directors authorized quarterly vesting of options over a 4 year period for options granted on and after January 1, 2001.

     Employee Time Accelerated Stock Option Plan

     Deltek’s Employee Time Accelerated Stock Option Plan (the “Accelerated Plan”) was adopted by Deltek’s Board of Directors and approved by its shareholders in April 1996. A total of 1,500,000 shares of common stock originally were reserved for issuance under the Accelerated Plan. In December 1996, Deltek’s Board of Directors reduced the number of shares of common stock reserved for issuance under the Accelerated Plan to 679,500, the number of shares of common stock issuable upon the exercise of options then outstanding. The Accelerated Plan provides for grants of nonstatutory options to key employees of Deltek. The Accelerated Plan was discontinued at the time of the adoption of the 1996 Option Plan, and no additional options will be granted under the Accelerated Plan. Options previously granted under the Accelerated Plan will continue to be governed by the terms of the Accelerated Plan, which will be administered by the Board of Directors.

     The exercise price of options granted under the Accelerated Plan must be not less than the fair market value of the common stock on the date of grant. The term of options granted under the Accelerated Plan is 10 years, subject to certain exceptions. All of the options granted under the Accelerated Plan become exercisable on January 1, 2004. Any options that are fully vested at the time an optionee’s employment with Deltek terminates for any reason (other than death, disability or retirement) terminate 3 months after the date of termination unless earlier exercised.

     As of December 31, 2001, options to purchase 217,150 shares of common stock, at a weighted average exercise price of $4.00 per share, were outstanding under the Accelerated Plan and 214,150 of such options were exercisable.

     1987 Employee Stock Option Plan

     Deltek’s 1987 Employee Stock Option Plan (the “1987 Option Plan”) was adopted by Deltek’s Board of Directors and approved by its shareholders in December 1987. A total of 900,000 shares of common stock originally were reserved for issuance under the 1987 Option Plan. In December 1996, Deltek’s Board of Directors reduced the number of shares of common stock reserved for issuance under the 1987 Option Plan to 388,500, the number of shares of common stock issuable upon the exercise of options outstanding as of September 30, 1996. The 1987 Option Plan provided for grants of nonstatutory options to key employees of Deltek. The 1987 Option Plan was discontinued at the time of the adoption of the 1996 Option Plan, and no additional options will be granted under the 1987 Option Plan. Options previously granted under the 1987 Option Plan will continue to be governed by the terms of the 1987 Option Plan, which will be administered by the Board of Directors.

     The exercise price of options granted under the 1987 Option Plan is based on the book value of the common stock at the end of the fiscal year immediately prior to the year in which the option is granted, as reflected in Deltek’s audited financial statements, reduced by any dividend declared by Deltek with respect to the previous fiscal year. The term of options granted under the 1987 Option Plan is 10 years, subject to certain exceptions. Generally, options granted under the 1987 Option Plan become exercisable pursuant to a 5-year vesting schedule provided the optionee remains employed full time by Deltek and are subject to a right of repurchase by Deltek upon the termination of the optionee’s employment.

     As of December 31, 2001, options to purchase 27,850 shares of common stock were outstanding and exercisable under the 1987 Option Plan at exercise prices ranging from $.39 to $.52 per share.

     1996 Employee Stock Purchase Plan

     Deltek’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by Deltek’s Board of Directors in November 1996 and approved by its shareholders in December 1996. A total of 400,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan, which is intended to qualify under Section 423 of the Code, is administered by the Board of Directors or a committee thereof. Employees (including officers and employee directors of Deltek) are eligible to participate in the Purchase Plan if they are customarily employed for more than 20 hours per week 5 months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation. The price at which stock may be purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of a participant’s employment with Deltek. In addition, participants may not purchase shares of common stock having a value (measured at the beginning of the offering period) greater than $25,000 in any calendar year.

     As of December 31, 2001, 275,020 shares of common stock have been issued under the Purchase Plan.

Director Compensation

     Directors who are not employees of Deltek receive $1,000 for each meeting of the Board of Directors or any committee thereof attended in person and $500 for each such meeting attended telephonically, except that if a committee meeting is held on the same day as a meeting of the full Board of Directors, the compensation for attendance at such committee meeting is $300. In addition, each of the outside directors receives a quarterly stipend of $1,000, and the Chairman of the Audit Committee receives an additional stipend of $2,000 per quarter. Deltek reimburses outside directors for any travel expenses incurred in connection with attending Board of Directors or committee meetings. Each of the outside directors, except for Donald deLaski, has been granted nonqualified options under Deltek’s 1996 Stock Option Plan to purchase shares of Deltek's common stock at prices ranging from $7.656 to $11.00 per share. Messrs. Gregg, Oyer, and Stein have each been granted options to purchase 12,000 shares. Mr. Petersen has been granted options to purchase 4,000 shares. Directors who are employees of Deltek will receive no additional cash compensation for their services as members of the Board of Directors or committees thereof other than reimbursement for travel expenses incurred in connection with attending Board of Directors and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 19, 2002, Deltek had outstanding 15,362,262 shares of common stock. The following table presents information about the beneficial ownership of Deltek common stock, as of April 19, 2002, by each person or group known by Deltek to own more the 5% of the common stock, by each director and executive officer of Deltek, and by all directors and executive officers of Deltek as a group:

Name of Beneficial Owner	Amount and Nature of		Percent of
	Beneficial Ownership (1)		Class

Kenneth E. deLaski	4,833,800	(2)	31.5
Donald deLaski	2,818,400	(3)	18.3
Lori L. Becker	6,825	(4)	*
Eric J. Brehm	27,640	(5)	*
Robert E. Gregg	12,000	(6)	*
Richard P. Lowrey	9,309	(7)	*
Susan H. O’Dea	12,470	(8)	*
Darrell J. Oyer	15,319	(9)(10)	*
James F. Petersen	4,000	(11)	*
Charles W. Stein	15,350	(12)	*
All directors and executive officers as a group (10 persons)	7,755,113		50.5

*	Represents less than one percent.

(1)	Unless otherwise indicated and subject to community property laws where applicable, the persons named in this table have sole voting and sole investment power with respect to the shares shown as beneficially owned by them. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Includes 68,500 shares held by various trusts for which Kenneth E. deLaski and his spouse serve as the trustees and 930,650 shares held of record or beneficially by Kenneth E. deLaski’s spouse, Tena R. deLaski. Excludes 178,000 shares held by a foundation established by Kenneth E. deLaski for which Kenneth E. deLaski and his spouse serve as the directors and officers. Mr. deLaski disclaims beneficial ownership of such shares.

(3)	Excludes 445,000 shares held by a foundation established by Donald deLaski for which Donald deLaski and his spouse serve as the directors and officers. Mr. deLaski disclaims beneficial ownership of such shares.

(4)	Includes 6,725 shares issuable upon exercise of vested options and excludes 6,875 shares issuable upon exercise of unvested options.

(5)	Includes 24,595 shares issuable upon exercise of vested options and excludes 35,880 shares issuable upon exercise of unvested options.

(6)	Includes 12,000 shares issuable upon exercise of vested options.

(7)	Includes 8,521 shares issuable upon exercise of vested options and excludes 19,584 shares issuable upon exercise of unvested options.

(8)	Includes 9,850 shares issuable upon exercise of vested options and excludes 14,900 shares issuable upon exercise of unvested options.

(9)	Includes 319 shares owned by Mr. Oyer’s spouse. Mr. Oyer’s shares are held in a pension trust for which he serves as trustee.

(10)	Includes 12,000 shares issuable upon exercise of vested options.

(11)	Includes 4,000 shares issuable upon exercise of vested options.

(12)	Includes 12,000 shares issuable upon exercise of vested options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert E. Gregg, a director of Deltek, is a partner with Squire, Sanders & Dempsey L.L.P., a law firm that Deltek has retained. The legal fees paid to Squire, Sanders & Dempsey L.L.P. by Deltek did not exceed 5% of the gross revenues of Squire, Sanders & Dempsey L.L.P. during the firm’s last full fiscal year.

     Deltek has entered into indemnification agreements with certain of its executive officers and directors setting forth certain procedures and other conditions applicable for claims for indemnification pursuant to Deltek’s articles of incorporation and agreeing, subject to certain limitations, to obtain and maintain directors’ and officers’ liability insurance coverage for its directors and officers.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2002	/s/ Kenneth E. deLaski Kenneth E. deLaski, Chairman of the Board of Directors, President, Chief Executive Officer, and Director

April 30, 2002	/s/ Lori L. Becker Lori L. Becker, Chief Financial Officer Principal Financial and Accounting Officer

April 30, 2002	/s/ Donald deLaski Donald deLaski, Director

April 30, 2002	/s/ Darrell J. Oyer Darrell J. Oyer, Director

April 30, 2002	/s/ Charles W. Stein Charles W. Stein, Director

April 30, 2002	/s/ Robert E. Gregg Robert E. Gregg, Director

April 30, 2002	/s/ James F. Petersen James F. Petersen, Director