Form 10-Q
period 2002-03-31
DELTEK SYSTEMS INC
filed 2002-05-15
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-22001

DELTEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1252625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13880 Dulles Corner Lane, Herndon, Virginia (Address of principal executive offices)	20171 (Zip Code)

Registrant’s telephone number, including area code:

(703) 734-8606

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2002

Common Stock, $.001 par value	15,364,652

DELTEK SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

DELTEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2002	2001

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$3,422	$18,901

Marketable securities	27,080	11,482

Accounts receivable, net of allowance for doubtful accounts of $2,311 and $2,394, respectively	15,010	12,263

Deferred income taxes	2,714	2,651

Other current assets	3,033	3,059

Total current assets	51,259	48,356

Furniture, equipment, and leasehold improvements, net of accumulated depreciation and amortization of $13,638 and $12,995 respectively	7,488	6,247

Computer software development costs, net of accumulated amortization of $5,723 and $5,567, respectively	6,021	6,199

Goodwill, net of accumulated amortization of $6,861	9,806	9,806

Purchased intangibles, net of accumulated amortization of $1,478 and $1,342, respectively	1,523	1,659

Other assets	257	267

Total assets	$76,354	$72,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$8,214	$8,065

Deferred revenue	14,238	13,420

Income taxes payable	2,111	1,739

Total current liabilities	24,563	23,224

Long-term liabilities	1,682	932

Total liabilities	26,245	24,156

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.001 par value per share, 2,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $0.001 par value per share, 45,000,000 shares authorized, 15,350,914 and 15,272,999 shares issued and outstanding, respectively	15	15

Paid-in capital	1,390	1,050

Retained earnings	48,796	47,378

Accumulated other comprehensive income, net of tax	(92)	(65)

Total shareholders’ equity	50,109	48,378

Total liabilities and shareholders’ equity	$76,354	$72,534

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)	(Unaudited)

Revenues:

License fees	$6,167	$5,765

Services	16,228	18,681

Third-party equipment and software	388	690

Total revenues	22,783	25,136

Operating expenses:

Cost of software	957	1,044

Cost of services	7,079	10,004

Cost of third-party equipment and software	325	618

Software development	5,124	4,911

Sales and marketing	3,381	3,789

General and administrative	3,503	2,049

Amortization of purchased intangibles	136	143

Amortization of goodwill (Note 6)	—	835

Total operating expenses	20,505	23,393

Income from operations	2,278	1,743

Interest and other income, net	278	122

Income before income taxes	2,556	1,865

Provision for income taxes	1,138	961

Net income	$1,418	$904

Basic net income per share	$0.09	$0.06

Diluted net income per share	$0.09	$0.06

Weighted average shares outstanding	15,313	15,178

Weighted average shares outstanding, including dilutive effect of stock options	15,403	15,228

The accompanying notes are an integral part of these consolidated statements.

DELTEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$1,418	$904

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,062	1,770

Change in accounts receivable, net	(2,747)	(289)

Change in other assets	36	532

Change in accounts payable and accrued expenses	66	(230)

Change in deferred income taxes, net	(63)	—

Change in income taxes payable	372	—

Change in deferred revenue	818	40

Net cash provided by operating activities	962	2,727

Cash flows from investing activities:

Net purchases of marketable securities	(15,598)	(1,801)

Purchase of property and equipment	(1,051)	(482)

Capitalization of computer software development costs	(105)	(348)

Net cash used in investing activities	(16,754)	(2,631)

Cash flows from financing activities:

Cash proceeds from exercise of stock options	163	70

Cash proceeds from issuance of stock for employee purchase plan	177	209

Net cash provided by financing activities	340	279

Impact of foreign exchange rates	(27)	14

Net (decrease) increase in cash and cash equivalents	(15,479)	389

Cash and cash equivalents, beginning of period	18,901	8,939

Cash and cash equivalents, end of period	$3,422	$9,328

Cash paid during the period for income taxes	$1,071	$63

Supplemental disclosure of non-cash activity:

Leasehold improvements funded through tenant allowance	$833	$—

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

      Since the Company’s inception, it has focused exclusively on developing and providing products and services designed to meet the needs of project-oriented organizations. The primary software product suites that Deltek currently markets consist of Deltek CRM and Deltek Proposals, a front-office customer relationship management solution for professional service environments; Deltek Costpoint®, an advanced client/server-based business software system designed for all types of complex project-oriented organizations; Deltek Advantage, an integrated, project-focused accounting system designed for professional services firms; Deltek GCS Premier™, project accounting software for small-to mid-sized organizations providing products or services under contracts with the federal government; and Deltek Time Collection (formerly ET Enterprise™), an advanced employee timekeeping system; and Deltek Vision, a professional services application suite encompassing both front and back office needs.

Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

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

      In October 2001, the Company renewed and increased its operating line of credit. The line was increased from $1.0 million to $5.0 million. The Company did not have any borrowings on the line of credit as of March 31, 2002. The Company’s bank has issued a letter of credit as a security deposit of $1,030,000 for the new office space as of March 31, 2002. The line of credit contains certain covenants, which include provisions specifying compliance with certain quarterly and annual financial ratios. As of March 31, 2002, management determined that the Company was in compliance with these financial covenants.

      In March 2002, the Company moved into its new corporate headquarters in Herndon, Virginia. The long-term portion of tenant allowance for leasehold improvements has been recorded in long-term liabilities together with noncurrent deferred income taxes. The total liability for tenant allowance is approximately $833,000 of which $83,000 represents the current portion and is included in accounts payable and accrued expenses as of March 31, 2002.

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

      On or about May 6, 2002, a pleading identified as a “class action complaint” was filed by Carl Brown against Deltek Systems, Inc. and the six members of its board of directors in the District Court for the Second Judicial District in Ramsey County, Minnesota. The two counts of the complaint assert that, in connection with the proposed going private transaction that will be voted on at a May 31, 2002 special meeting of Deltek’s shareholders, the directors breached their fiduciary duty and duty of disclosure to Deltek’s shareholders.

      The complaint seeks (1) a declaration that the action is properly maintainable as a class action; (2) injunctions against the consummation of the May 31, 2002 special meeting of Deltek shareholders and completion of the merger through which the going private transaction will be effected; and (3) damages and costs. The complaint is being filed with the SEC as an exhibit to an amendment to Deltek’s Rule 13e-3 Transaction Statement on Schedule 13E-3, which may be viewed at www.sec.gov/edgar/searchedgar/formpick.htm, and the description herein of the complaint is qualified in its entirety by reference to the complaint itself. It is possible that the plaintiff will seek to amend his complaint in the future. If so, any such amended complaint will be filed promptly as a further amendment to Deltek’s Rule 13e-3 Transaction Statement on Schedule 13E-3.

      Deltek and the individual defendants believe the allegations set forth in the complaint are without merit and intend to vigorously defend the litigation.

      If the relief requested in the complaint were granted, or the pendency of the litigation delays consummation of the transaction, such circumstances could give DF Merger Co., Inc. (the entity formed by the deLaskis to effect the going private transaction) the right to terminate the merger agreement. The pendency of the litigation may make more difficult or impossible the completion of the financing for the transaction.

4. Revenue Recognition

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

      For contracts that involve significant installment payments, the Company also evaluates whether fees are fixed and determinable. If the fees are not fixed and determinable, the Company defers the recognition of revenue until the payments become due. Installment plans extending longer than five months are generally interest bearing, and related revenue is deferred until such payments become due. For contracts with significant customization, the Company recognizes revenue based on percentage of completion.

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

5. Impairment of Long Lived Assets

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, on January 1, 2002. Under SFAS No. 144, the Company reviews its long-lived assets, including furniture, equipment and leasehold improvements; and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairment charges were incurred for the quarters ended March 31, 2002 and 2001.

6. Adoption of New Accounting Pronouncement

      In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing existing goodwill on January 1, 2002. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard effective January 1, 2002. As of January 1, 2002, the Company had goodwill, net of accumulated amortization, of approximately $9.8 million that is subject to the provisions of SFAS No. 142. If SFAS No. 142 had been in effect during the quarter ended March 31, 2001, net income and diluted earnings per share as adjusted would have been $1.6 million and $0.10, respectively compared to reported net income for that same period of $904,000 and diluted earning per share of $0.06. The Company is currently reviewing the provisions of these new pronouncements and their impact on the consolidated financial statements, which could have an adverse effect on the Company’s future results of operations if an impairment of goodwill is determined to have occurred under the new rules.

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

7. Comprehensive Income (in thousands)

	Three Months
	Ended March 31,

	2002	2001

Net Income	$1,418	$904

Unrealized gains and losses from investment activity	(21)	14

Foreign currency translation adjustments activity	(6)	—

Total Comprehensive Income	$1,391	$918

8. Segment Reporting

      During 2002, the Company began to track profitability by three operating segments: the Enterprise Services Division (ESD), the Government Contracting Services Division (GCS) and the Professional Services Automation Division (PSA). Segment information was not tracked in 2001 and it is impractical for the Company to present such information. Expenses are allocated on a pro-rata basis either utilizing a revenue contribution or an expense contribution method. Depreciation, capital expenditures, interest income, interest expense and assets are not tracked at a segment level. Operational data for the first quarter of 2002 is as follows (in thousands):

		Three Months
		Ending March 31,
		2002

	ESD	GCS	PSA	Total

Revenue

License fees	$2,334	$2,791	$1,042	$6,167

Services	9,087	2,702	4,439	16,228

Third Party	388	—	—	388

	11,809	5,493	5,481	22,783

Cost of Revenue

Cost of Software	626	86	245	957

Cost of Services	4,340	615	2,124	7,079

Cost of Third Party	325	—	—	325

	5,291	701	2,369	8,361

Operating Expenses

Software Development	3,319	495	1,310	5,124

Sales and Marketing	1,529	545	1,307	3,381

General and Administrative	1,772	753	978	3,503

Amortization of purchased intangibles	—	—	136	136

	6,620	1,793	3,731	12,144

Operating Income (Loss)	$(102)	$2,999	$(619)	$2,278

      The current quarter’s profit is largely generated from the Government Contracting Services (GCS) division. The Company expects future profits to also be derived from its Professional Services Automation (PSA) division and the Enterprise Services (ESD) division.

      As discussed previously, revenue recognition for software licenses is deferred until all contractual terms have been satisfied. Deltek Vision, a new application suite from Deltek’s PSA division, signed 63 beta license agreements for approximately $1.9 million, during the first quarter. All revenue from these agreements has been deferred until this product is generally released, which is expected during the latter half of 2002. Some license agreements may contain clauses for other future deliverables and could be deferred until the second version of Deltek Vision is generally released during 2003 or some other time in which all contractual conditions have been satisfied.

      Deltek Costpoint, the flagship product of Deltek’s ESD division, is currently a 2-tier client/ server application and thus has experienced declining opportunities in the marketplace. The trend to have full web native applications as well as the general conditions for enterprise class systems has declined in recent quarters. However, to improve its position in future quarters, Deltek ESD is executing on a technology improvement development plan for Costpoint. The accelerated technology development will allow ESD to deliver to the marketplace a web native project-based ERP with a J2EE based, “zero-client” application. The proof of concept for this technology re-write is the current Costpoint 4i, and is in BETA testing with a number of Costpoint clients. The remaining effort under the technology improvement plan will take an additional twelve to eighteen month to complete.

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

      The following information should be read in conjunction with the unaudited Financial Statements and Notes included in Item 1 of this Quarterly Report. The following information should also be read in conjunction with the audited Financial Statements and Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 as contained in the Company’s Annual Report on Form 10-K.

      In addition to historical information, this Quarterly Report includes certain “forward-looking statements.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and other similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Readers are cautioned not to place undue reliance on these forward-looking statements as these forward-looking statements reflect the current view of the Company or its management and are subject to certain risks, uncertainties and contingencies which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by these statements. These risks, uncertainties and contingencies include, but are not limited to, the factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results” and elsewhere in this Quarterly Report. Deltek undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances, except as required pursuant to the federal securities laws.

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

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total revenues:

	Three months
	ended March 31,

	2002	2001

Statement of Operations Data

Revenues:

License fees	27.1%	22.9%

Services	71.2	74.3

Third-party equipment and software	1.7	2.8

Total revenues	100.0	100.0

Operating expenses:

Cost of software	4.2	4.2

Cost of services	31.1	39.8

Cost of third-party equipment and software	1.4	2.5

Software development	22.5	19.5

Sales and marketing	14.8	15.1

General and administrative	15.4	8.1

Amortization of purchased intangibles	0.6	0.6

Amortization of goodwill	—	3.3

Total operating expenses	90.0	93.1

Income from operations	10.0	6.9

Interest and other income, net	1.2	0.5

Income before income taxes	11.2	7.4

Provision for income taxes	5.0	3.8

Net income	6.2%	3.6%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      License Fees. License fees for the quarter ended March 31, 2002 increased by 6.9% from $5.8 million to $6.2 million over the quarter ending March 31, 2001. Deltek GCS Premier and System 1 sales increased by 232.5%, or $1.7 million, and accounted for 38.7% of the total software sales for the quarter compared with 12.5% for the same quarter last year. This increase from $722,000 for the period ended March 31, 2001 to $2.4 million for the period ended March 31, 2002 was due primarily to the general release of Deltek’s GCS Premier Purchasing and Materials Management modules. Business Intelligence sales were up by 270%, or $297,000 from the same quarter last year. Deltek Costpoint sales decreased 45.0% from $2.0 million for the period ending March 31, 2001 to $1.1 million for the period ending March 31, 2002, and accounted for 17.7% of total software sales for 2002 compared with 34.5% in 2001. Deltek CRM and Deltek Proposals, Deltek Time Collection and Employee Expense, Deltek Advantage and Deltek Semaphore sales all decreased from $556,000, $992,000, $997,000 and $372,000, respectively for the quarter ending March 31, 2001 to $207,000, $880,000, $639,000 and $217,000, respectively for the quarter ending March 31, 2002. License fees comprised 27.1% of the Company’s total revenues for the quarter ended March 31, 2002 as compared with 22.9% for the quarter ended March 31, 2001.

      Beginning the first quarter of 2002 Deltek began issuing advance licensing agreements on its new product suite Deltek Vision, suited for the needs of professional services organizations. Deltek Vision is currently in a beta release and during the quarter recorded 63 licenses for $1.9 million. All such revenue is deferred until full contractual terms have been completed. This would include, but is not limited to, the general release of the licensed software, which is expected during the second half of 2002.

      Services. Total services revenue was $16.2 million for the quarter, down 13.4% compared with $18.7 million for the first three months of 2001. Maintenance revenue increased 3.1%, from $9.8 million for the period ending March 31, 2001 to $10.1 million for the period ending March 31, 2002. Consulting service revenues decreased by 20.9% to $5.3 million for the first quarter of 2002 compared with $6.7 million for the same period in 2001. Other service revenues, which includes training, travel reimbursements, custom programming, and reserves decreased by 43.0% to $684,000 for the quarter ended March 31, 2002 from $1.2 million for the same period in the prior year. Services revenue for the first quarter of 2001 included approximately $1.0 million for registration fees for the International User Conference, held the week of March 25, 2001, whereas the User Conference did not occur during the same quarter for fiscal year 2002. Total services revenues comprised 71.2% of the Company’s total revenues for the quarter ended March 31, 2002, compared to 74.3% for the same period in 2001.

      Third-Party Equipment and Software. Revenue from third-party equipment and software for the quarter ended March 31, 2002 decreased by 43.8% to $388,000 from $690,000 for the quarter ended March 31, 2001. These revenues comprised 1.7% and 2.8% of total revenues for the quarter ended March 31, 2002 and 2001, respectively.

      Cost of Software. Cost of software is composed primarily of royalties and maintenance payments to third parties, amortization of software development costs, and the cost of production and distribution of software and user manuals. Cost of software for the quarter ended March 31, 2002 and March 31, 2001 was $957,000 and $1.0 million, respectively. Cost of software represented 4.2% of the Company’s total revenues for each of those quarters.

      Cost of Services. Cost of services is composed primarily of personnel costs for consulting, education, and support. Cost of services, net of reimbursables and International User Conference expenses, for the quarter ended March 31, 2002 decreased by 20.3% to $6.3 million from $7.9 million for the same period in 2001. Excluding reimbursed travel and International User Conference Expenses, cost of services represented 29.4% and 31.5% of service revenues for the quarters ended March 31, 2002 and 2001, respectively. Fewer large consulting engagements as well as a significant reduction in workforce during the third quarter of 2001 contributed to the decline for the comparison quarters. There were 94.5 and 75.8 full time equivalent (FTE) consultants in the first quarter of 2001 and 2002, respectively.

      Cost of Third-Party Equipment and Software. Cost of third-party equipment and software consists of computer and peripheral equipment and license fees and royalties for third-party software. These costs decreased from $618,000 for the first quarter of 2001 to $325,000 for the same period of 2002. As a percentage of related revenues, cost of third-party equipment and software products represented 83.8% and 89.6% of revenue for the quarters ended March 31, 2002 and 2001, respectively. As a percentage of total revenues, cost of third-party equipment and software represented 1.4% and 2.5% for the quarters ended March 31, 2002 and 2001, respectively.

      Software Development. Software development costs consist primarily of the personnel costs for analysts and programmers who research, develop, maintain and enhance the Company’s existing software product lines and develop new products. Software development costs for the quarter ended March 31, 2002 were $5.1 million, an increase of 4.1% from $4.9 million in the same period in 2001 due primarily to the labor costs, including subcontractors, associated with Deltek’s Web development efforts and maintenance of acquired products. Software development costs represented 22.5% and 19.5% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. The Company believes that software development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

      Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company’s sales and marketing personnel, advertising, direct mail and other sales and marketing activities. Sales and marketing expenses for the quarter ended March 31, 2002 decreased to $3.4 million from $3.8 million for the same period in 2001, a reduction of 10.5%. This decrease is due to the lower bonus and commission amounts earned and accrued of approximately $400,000. Sales and marketing expenses represented 14.8% and 15.1% of the Company’s total revenues in the first quarter of 2002 and 2001, respectively.

      General and Administrative. General and administrative expenses consist primarily of the personnel costs of the Company’s management, administrative staff, finance staff, and include insurance expenses, bad debt provisions, professional fees, and other operating costs. General and administrative expenses for the quarter ended March 31, 2002 increased by 71.0% to $3.5 million from $2.0 million for the same period in 2001. General and administrative expenses represented 15.4% of the Company’s total revenue for the quarter ended March 31, 2002, compared with 8.1% for the same period in 2001. One primary reason for the increase was $800,000 of planned going private transaction expenses incurred during the quarter. The remainder of the increase was due to several reasons that include but are not limited to an increase in bad debt provision and an overall increase in facility costs and professional services due to the move in March 2002 to a new corporate headquarters.

      Amortization of Goodwill and Purchased Intangibles. Amortization expense of $136,000 and $978,000 for the quarters ended March 31, 2002 and March 31, 2001, respectively, relates to the amortization of goodwill and purchased intangibles for SalesKit Software Corporation, A/ E Management Services, Inc. and Semaphore, Inc. purchased in April 1998, April 2000 and August 2000, respectively. Due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, amortization of goodwill ceased as of December 31, 2001 and is the reason for the significant decline in amortization expense.

      Interest Income. Interest income is earned principally on short-term investments in tax-exempt and other taxable securities and increased to $161,000 for the quarter ended March 31, 2002, up from $150,000 for the quarter ended March 31, 2001.

      Income Tax Provision. The Company’s effective tax rate for the quarter ended March 31, 2002 was 44.5% and 51.5% for the quarter ended March 31, 2001. The decrease in the effective rate was due to the impact of a significant reduction in non-deductible amortization of goodwill flowing through net income and an increase in tax exempt interest income. The provision for income taxes for the quarter ended March 31, 2002 is based upon the Company’s estimate of the effective tax rate for fiscal year 2002.

Liquidity and Capital Resources

      The Company’s principal source of funding is cash flow from operating activities. At March 31, 2002, the Company had cash and cash equivalents of $3.4 million, marketable securities of $27.1 million and working capital of $26.7 million.

      For the quarter ended March 31, 2002, the Company’s net cash provided by operating activities was $962,000. Accounts receivable, net of the allowance for doubtful accounts, were $15.0 million at March 31, 2002, compared to $12.3 million at December 31, 2001. Accounts receivable days sales outstanding were 62 days at March 31, 2002 and December 31, 2001. While the Company believes that its allowance for doubtful accounts at March 31, 2002, was adequate, there can be no assurance that such allowance will be sufficient to cover receivables that are later determined to be uncollectible.

      Net cash used for investing activities amounted to $16.8 million for the quarter ended March 31, 2002, and included $1.1 million to purchase property and equipment, $105,000 in capitalized software production costs with $15.6 million used for the purchase of marketable securities.

      Cash received from financing activities for the quarter ended March 31, 2002 consisted of $163,000 in proceeds from the exercise of stock options and $177,000 from the issuance of stock under the Company’s employee stock purchase plan.

      In October 2001, the Company renewed and increased its operating line of credit. The line was increased from $1.0 million to $5.0 million. The Company did not have any borrowings on the line of credit as of March 31, 2002. The Company’s bank has issued a letter of credit of $1,030,000 for the new office space as of March 31, 2002. The line of credit contains certain covenants, which include provisions specifying compliance with certain quarterly and annual financial ratios. As of March 31, 2002, management determined that the Company was in compliance with these financial covenants.

      The Board of Directors of the Company has recommended, and the Company’s shareholders will soon be asked to approve, a merger of the Company with an entity formed by the co-founders of the Company (the Merger Company). In this merger, shareholders other than the Merger Company, which will be owned by the co-founders of the Company, members of their family, and certain employees and other third parties, will receive cash for their common stock. If the merger is consummated, the Company will no longer be a public company. The merger will be financed through existing cash of the Company, bank financing which is currently being negotiated and loans from the co-founders. There can be no assurances that the proposed transaction will be completed or that the Merger Company will obtain financing on terms and conditions that are acceptable to the Merger Company or that the co-founders will loan funds to the Merger Company. As of April 5, 2002 the Merger Company had obtained a commitment letter from their bank for a $17 million four-year term loan and a $1 million letter of credit facility, which will be secured by a lien on substantially all of Deltek’s assets. The commitment is subject to customary conditions, including the negotiation, execution and delivery of definitive credit agreements and related documentation. The co-founders will loan funds to the Merger Company of approximately $6 million as subordinated debt.

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

      The accounting profession continues to discuss certain provisions of SOP No. 97-2 and Staff Accounting Bulletin (SAB) No. 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of implementation guidelines and interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenue. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues. These changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect the Company.

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

Item 3 — Quantitative And Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The Company’s investment policy restricts the Company to investing with high credit quality financial institutions. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by the Company, which could have a material adverse effect on the business, financial condition and results of operations of the Company. The impact of a 10% fluctuation in interest rates would be approximately $7,000 for the quarter ended March 31, 2002.

      The fair value of any fixed rate debt, including the Company’s line of credit, is subject to change as a result of movements in interest rates. Such change could have material adverse effect on the Company’s financial position and results of operations.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

      On or about May 6, 2002, a pleading identified as a “class action complaint” was filed by Carl Brown against Deltek Systems, Inc. and the six members of its board of directors in the District Court for the Second Judicial District in Ramsey County, Minnesota. The two counts of the complaint assert that, in connection with the proposed going private transaction that will be voted on at a May 31, 2002 special meeting of Deltek’s shareholders, the directors breached their fiduciary duty and duty of disclosure to Deltek’s shareholders.

      The complaint seeks (1) a declaration that the action is properly maintainable as a class action; (2) injunctions against the consummation of the May 31, 2002 special meeting of Deltek’s shareholders and completion of the merger through which the going private transaction will be effected; and (3) damages and costs. The complaint is being filed with the SEC as an exhibit to an amendment to Deltek’s Rule 13e-3 Transaction Statement on Schedule 13E-3, which may be viewed at www.sec.gov/edgar/searchedgar/formpick.htm, and the description herein of the complaint is qualified in its entirety by reference to the complaint itself. It is possible that the plaintiff will seek to amend his complaint in the future. If so, any such amended complaint will be filed promptly as a further amendment to Deltek’s Rule 13e-3 Transaction Statement on Schedule 13E-3.

      Deltek and the individual defendants believe the allegations set forth in the complaint are without merit and intend to vigorously defend the litigation.

      If the relief requested in the complaint were granted, or the pendency of the litigation delays consummation of the transaction, such circumstances could give DF Merger Co., Inc. (the entity formed by the deLaskis to effect the going private transaction) the right to terminate the merger agreement. The pendency of the litigation may make more difficult or impossible the completion of the financing for the transaction.

      With respect to the breach of fiduciary duty claim, the complaint alleges that none of the directors is disinterested and independent and that all of them have breached their fiduciary duty by (1) seeking to squeeze out the company’s public shareholders for an unfair and inadequate price and (2) failing to provide meaningful procedural protections for the minority shareholders who may be cashed out. The plaintiff also claims that the merger agreement establishes defensive provisions designed to protect the going private transaction from competing third-party bids.

      The disclosure claim asserts that the defendants violated their duty of disclosure to Deltek’s shareholders because the proxy statement for the special meeting of Deltek’s shareholders fails to disclose the following:

(1) Deltek’s results of operations for the fiscal quarter ended March 31, 2002;

(2) The reasons why Deltek did not believe discussions with a private buy-out firm in March of 2002 could lead to a superior offer, including whether Section 9.4 of the merger agreement played any role in formulating such an opinion; and

(3) Details concerning planned treatment of “out-of-the-money” stock options held by directors Darrell J. Oyer, James F. Petersen, and Charles W. Stein, the directors who formed the special committee referred to in the proxy statement, including the valuation of any stock appreciation rights that may be exchanged for such options.

      With respect to these allegations, it should be noted that:

      (1) Deltek announced its results of operations for quarter ended March 31, 2002 on Monday, May 13, 2002, and filed its Quarterly Report on Form 10-Q with the SEC in accordance with the timetable established by applicable SEC rules.

      (2) As stated under “SPECIAL FACTORS — Background of the Merger” on page 19 of the proxy statement for the special meeting of shareholders, in mid-March 2002, in response to an inquiry from a private buy-out firm, Deltek executed a confidentiality agreement with the private buy-out firm, and William Blair &

Company, L.L.C., the financial advisor to the special committee of Deltek’s board of directors, Kenneth E. deLaski, Deltek’s Chairman, and James F. Petersen, Chairman of the special committee, held a telephonic due diligence conference call with representatives of the private buy-out firm. After that due diligence call, the special committee instructed William Blair to further explore the interest level of the private buy-out firm. Based on further discussions with representatives of the buy-out firm, it became apparent that the private buy-out firm would be unwilling to pay more than $7.15 per share to Deltek’s public shareholders. On that basis, the parties terminated the discussions. No proposal was made by the private buy-out firm. Section 9.4 of the merger agreement, referred to in the complaint, did not play a role in the results of these discussions.

      (3) As set forth in the complaint and under “SPECIAL FACTORS — Interests of Certain Person in the Merger” on page 32 of the proxy statement, each member of the special committee of Deltek’s board of directors holds “out-of-the-money” stock options (i.e., stock options with exercise prices in excess of $7.15 per share, the price being offered to public shareholders in the going private transaction). James F. Petersen’s 4,000 options have an exercise price of $7.656. Darrell J. Oyer’s 12,000 options have exercise prices of $11.00, $8.875 and $7.656. Charles W. Stein’s 12,000 options have exercise prices of $8.875 and $7.656. Under the terms of Deltek’s 1996 Stock Option Plan and the agreements governing the options granted to members of the special committee, the options may be exercised within three months after termination of service with Deltek. If Deltek’s shareholders approve the Agreement and Plan of Merger and related plan of merger at the May 31, 2002 special meeting of shareholders and the merger occurs on May 31, 2002, the members of the special committee will cease being directors of Deltek on May 31, 2002. As such, the options held by members of the special committee would expire three months after the May 31, 2002 special meeting of shareholders, or August 31, 2002. Because of the exercise prices of the options, described above, and the fact that Deltek will be a private company with limited liquidity following the merger, there is no reason to believe that any member of the special committee will exercise the options following completion of the going private transaction, or that the options will have any value. As explained under “THE MERGER AGREEMENT — Stock Options and Purchase Rights” on page 48 of the proxy statement, after the going private transaction closes, Deltek is planning to offer stock appreciation rights to employees in exchange for their unexpired options, which then will no longer serve the purpose for which they were granted. As also explained under “THE MERGER AGREEMENT — Structure and Completion of the Merger” on page 47 of the proxy statement, the members of the special committee will cease being directors of Deltek when the going private transaction closes, and neither Deltek nor the Buyer Group has any agreement or understanding with the members of the special committee regarding their providing future services to Deltek or the Buyer Group. Deltek does not plan to offer to exchange stock appreciation rights for options held by members of the special committee.

      If the allegations set forth in the plaintiff’s complaint or any amendment of the complaint, or the matters summarized above, cause a Deltek shareholder to want to change his or her vote on the approval of the Agreement and Plan of Merger and related plan of merger dated as of February 13, 2002, the shareholder may revoke his or her proxy. This may be done in any of the following ways:

      1. Calling a special toll free number, 1-866-283-1868, established by Deltek at Georgeson Shareholder Communications, Inc., 17 State Street, New York, NY 10004 (“Georgeson”), and speaking to a representative of Georgeson who will assist you in revoking your proxy and changing your vote.

      2. Sending a written notice stating that you would like to revoke your proxy, or by completing and submitting prior to the special meeting a new, later-dated proxy card, in each case to the following address:

Deltek Systems, Inc.
13880 Dulles Corner Lane
Herndon, VA 20171
Attention: Corporate Secretary

      3. Attending the special meeting of shareholders and voting in person.

      4. After receipt of an additional proxy card that will be mailed to all shareholders, voting your shares again in accordance with the instructions included within the mailing.

      If your shares are held in “street name,” you must follow directions provided by your broker to change your vote. You should call your broker or the toll free number, 1-866-283-1868, for assistance in this regard.

Item 2 — Changes in Securities and Use of Proceeds

      Not applicable.

Item 3 — Defaults Upon Senior Securities

      None

Item 4 — Submission of Matters to a Vote of Security Holders

      None

Item 5 — Other Information

      None

Item 6 — Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the attached Exhibit Index are filed pursuant to Item 6(a) of this Quarterly Report on Form 10-Q.

      (b) The Company filed a Current Report on Form 8-K on February 14, 2002, announcing the execution of the Agreement and Plan of Merger with DF Merger Co., Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002

DELTEK SYSTEMS, INC.

By:	/s/ LORI L. BECKER _______________________________________ Lori L. Becker

Chief Financial Officer, Treasurer and Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of February 13, 2002, by and between Deltek Systems, Inc. and DFMerger Co., Inc.
3.1(2)	Amended and Restated Articles of Incorporation of the Registrant.
3.2(4)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Common Stock certificate of the Registrant.
*99	Confirmation letter to the Securities and Exchange Commission, dated May 15, 2002, pertaining to receipt of assurances from Arthur Andersen, LLP.

      * Filed with this 10-Q

      (1) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2002.

      (2) Incorporated by reference to the Company’s Form S-1 filed on December 19, 1996 (File No. 333-18247).

      (3) Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed on January 28, 1997 (File No. 333-18247).

      (4) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000.

1632-TQ-02