Form 10-Q
period 2007-09-30
DELTEK, INC
filed 2007-12-17
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-33772

DELTEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1252625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13880 Dulles Corner Lane Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

(703) 734-8606

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.001 per share and Class A common stock, par value $0.001, of the registrant outstanding as of December 13, 2007 was 43,034,042 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share data)

	September 30 2007	December 31 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,406	$6,667
Accounts receivable, net of allowance of $2,137 and $1,960 at September 30, 2007 and December 31, 2006, respectively	44,499	39,987
Deferred income taxes	5,249	6,961
Prepaid expenses and other current assets	10,843	4,771
Income taxes receivable	1,743	—

TOTAL CURRENT ASSETS	66,740	58,386
PROPERTY AND EQUIPMENT, NET	11,593	8,576
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	2,718	3,480
INTANGIBLE ASSETS, NET	14,220	16,169
GOODWILL	49,826	44,519
OTHER ASSETS	2,784	3,358

TOTAL ASSETS	$147,881	$134,488

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$27,150	$20,150
Accounts payable and accrued expenses	29,371	28,671
Accrued liability for redemption of stock in recapitalization	569	5,349
Deferred revenues	22,065	26,612
Income taxes payable	—	166

TOTAL CURRENT LIABILITIES	79,155	80,948
LONG-TERM DEBT	208,763	210,375
LONG-TERM DEFERRED INCOME TAXES	787	3,760
OTHER TAX LIABILITIES	718	—
OTHER LONG-TERM LIABILITIES	2,653	3,470

TOTAL LIABILITIES	292,076	298,553
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; issued and outstanding, 0 and 100 shares at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 39,450,217 and 39,405,993 shares at September 30, 2007 and December 31, 2006, respectively	39	39
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 and 0 shares at September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	116,813	112,350
Accumulated deficit	(260,549)	(275,943)
Accumulated other comprehensive loss	(498)	(511)

TOTAL SHAREHOLDERS’ DEFICIT	(144,195)	(164,065)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$147,881	$134,488

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES:
Software license fees	$21,350	$16,647	$59,999	$51,415
Consulting services	22,776	16,978	61,046	45,846
Maintenance and support services	26,088	21,093	75,463	60,549
Other revenues	190	350	4,719	3,326

Total revenues	70,404	55,068	201,227	161,136

COST OF REVENUES:
Cost of software license fees	1,773	1,655	6,003	4,945
Cost of consulting services	19,347	13,893	52,763	38,548
Cost of maintenance and support services	4,428	3,973	12,177	11,332
Cost of other revenues	175	310	5,187	4,420

Total cost of revenues	25,723	19,831	76,130	59,245

GROSS PROFIT	44,681	35,237	125,097	101,891

OPERATING EXPENSES:
Research and development	10,960	9,740	31,653	26,836
Sales and marketing	11,604	10,208	32,201	26,371
General and administrative	7,381	6,769	21,724	18,835

Total operating expenses	29,945	26,717	85,578	72,042

INCOME FROM OPERATIONS	14,736	8,520	39,519	29,849

Interest income	32	65	200	343
Interest expense	(4,740)	(4,617)	(13,973)	(15,451)
Other (expense) income, net	(30)	17	5	25

INCOME BEFORE INCOME TAXES	9,998	3,985	25,751	14,766
Income tax expense	4,174	1,539	10,357	5,835

NET INCOME	$5,824	$2,446	$15,394	$8,931

EARNINGS PER SHARE
Basic	$0.15	$0.06	$0.39	$0.23

Diluted	$0.14	$0.06	$0.37	$0.22

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	39,450	39,417	39,433	39,299

Diluted weighted average shares	41,102	40,535	41,054	40,222

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,394	$8,931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,251	1,111
Depreciation and amortization	6,959	5,908
Amortization of debt issuance costs	657	2,826
Stock-based compensation expense	3,876	1,107
Stock issued in lieu of director fees	—	20
Loss on disposal of fixed assets	214	28
Deferred income taxes	(1,624)	1,786
Change in assets and liabilities:
Accounts receivable, net	(5,259)	(10,362)
Prepaid expenses and other assets	(1,265)	1,022
Accounts payable and accrued expenses	(946)	5,728
Interest payable on shareholder notes	—	(5,467)
Income taxes payable/receivable	(1,577)	2,750
Other tax liabilities	22	—
Other long-term liabilities	(817)	947
Deferred revenues	(4,760)	240

Net Cash Provided by Operating Activities	12,125	16,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,947)	(32,099)
Purchase of property and equipment	(6,004)	(4,048)
Capitalized software development costs	(412)	(777)

Net Cash Used in Investing Activities	(12,363)	(36,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	87	1,051
Redemption of stock and shareholder payments in recapitalization	(4,780)	—
Proceeds from the issuance of debt	20,000	117,000
Debt issuance costs	—	(1,311)
Repayment of debt	(14,612)	(107,362)
Initial public offering transaction costs	(2,802)	—

Net Cash (Used in) Provided by Financing Activities	(2,107)	9,378

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	84	20

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,261)	(10,951)

CASH AND CASH EQUIVALENTS—Beginning of period	6,667	17,679

CASH AND CASH EQUIVALENTS—End of period	$4,406	$6,728

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited and in thousands)

	Nine Months Ended September 30
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Stock issued for acquisitions	$500	$871

Accrued liability for acquisition of business	$156	—

Accrued liability for purchases of property and equipment	$303	$16

Accrued liability for public offering transaction costs	$2,086	—

Cash paid during the year for:
Interest	$13,388	$17,894

Income taxes	$13,303	$1,129

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(unaudited and in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	100	$—	39,161,440	$39	—	$—	$108,655	$(291,241)	$(562)	$(183,109)

Net income	—	—	—	—	—	—	—	15,298	—	15,298
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	51	51

Comprehensive income										15,349
Sale of common stock	—	—	133,252	—	—	—	1,051	—	—	1,051
Stock issued for acquisitions	—	—	105,616	—	—	—	919	—	—	919
Stock options exercised	—	—	3,463	—	—	—	12	—	—	12
Tax benefit on stock options exercised	—	—	—	—	—	—	7	—	—	7
Stock compensation	—	—	—	—	—	—	1,686	—	—	1,686
Stock issued in lieu of director fees	—	—	2,222	—	—	—	20	—	—	20

Balance at December 31, 2006	100	$—	39,405,993	$39	—	$—	$112,350	$(275,943)	$(511)	$(164,065)

Net income	—	—	—	—	—	—	—	15,394	—	15,394
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	13	13

Comprehensive income										15,407
Sale of common stock	—	—	6,115	—	—	—	87	—	—	87
Stock issued for acquisitions	—	—	38,109	—	—	—	500	—	—	500
Stock compensation	—	—	—	—	—	—	3,876	—	—	3,876
Conversion of preferred stock to Class A common stock	(100)	—	—	—	100	—	—	—	—	—

Balance at September 30, 2007	—	$—	39,450,217	$39	100	$—	116,813	$(260,549)	$(498)	$(144,195)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2007

1.	ORGANIZATION

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise applications software and related services designed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-based organizations typically require specialized software to help them automate their complex business processes around the engagement, execution, and delivery of projects. Deltek’s software applications enable them to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements.

2.	INITIAL PUBLIC OFFERING

In November 2007, the Company completed an initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share. The total shares sold in the offering included 5,990,525 shares sold by selling shareholders and 3,009,475 shares sold by the Company.

After deducting the payment of underwriters’ discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were approximately $42.6 million. The net proceeds from the offering were used to repay a $25.0 million balance on the revolving credit facility and to make a $17.6 million prepayment on the outstanding term loan.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s registration statement on Form S-1 filed with the SEC. The December 31, 2006 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, results of operations, and its cash flows for the nine months ended September 30, 2007 and 2006. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. All references to September 30, 2007 or to the nine months ended September 30, 2007 and 2006 in the notes to the consolidated financial statements are unaudited.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable and sales allowances, useful lives of tangible and intangible assets, impairment of long-lived assets, future realization of deferred tax assets, stock option compensation expense, revenue recognition, valuation of acquired deferred revenue and intangible assets, and provisions for income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are generated primarily from licensing of its software products, providing maintenance and support for those products, and providing consulting services for those products. Deltek’s consulting services consist primarily of implementation services, training and assessment, and design services. A typical sales arrangement includes both software licenses and maintenance and may also include consulting services. Consulting services are also regularly sold separately from other elements generally on a time-and-materials basis. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, as well as Technical Practice Aids issued by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

For sales arrangements involving multiple elements, where software licenses are sold together with maintenance and support, consulting, training, or other services, the Company recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, to determine the amount to allocate to and recognize revenue on delivered elements, normally the license element of the arrangement, the Company first allocates and defers revenue for any undelivered elements based upon objective evidence of fair value of those elements. The objective evidence of fair value used is required to be specific to the Company and commonly referred to as vendor-specific objective evidence, or VSOE. The Company recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue for the delivered elements. For maintenance and support agreements, VSOE is based upon historical renewal rates and, in some cases, renewal rates stated in the Company’s agreements.

For consulting services and training sold as part of a multiple element sales arrangement, VSOE is based upon the prices charged for those services when sold separately. For sales arrangements that require the Company to deliver future specified products or services in which VSOE of fair value is not available, the entire arrangement is deferred.

Under its standard perpetual software license agreements, the Company recognizes revenue from the license of software upon execution of a signed agreement and delivery of the software, provided that the software license fees are fixed and determinable, collection of the resulting receivable is probable, and VSOE exists to allow the allocation of a portion of the total fee to undelivered elements of the arrangement.

The Company’s standard software license agreement does not include customer acceptance provisions. If acceptance provisions are provided, delivery is deemed to occur upon acceptance. The Company also does not generally provide the right of return of its software, however if a right of return exists, revenue is recognized upon the expiration of that right.

The Company’s standard payment terms for its software license agreements are within six months. The Company considers the software license fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within its standard payment terms, usually six months or less. Revenue from arrangements with payment terms extending beyond six months is generally recognized as payments become due and payable.

Implementation, installation, and other consulting services are generally billed based upon hourly rates, plus reimbursable out-of-pocket expenses. Revenue on these arrangements is recognized based on hours actually incurred at the established billing rates, plus out-of-pocket expenses. Implementation, installation, and other consulting services delivered under fixed-fee arrangements are generally recognized as the services are performed.

The Company generally sells training services at a fixed rate for each specific training session, at a per-attendee price and revenue is recognized upon the customer attending and completing the training. The Company also sells training on a time-and-materials basis. In situations where customers pay for services in advance of the services being rendered, the related prepayment is recorded as deferred revenue and recognized as revenue when the services are performed.

Maintenance and support services include unspecified periodic software upgrades or enhancements, bug fixes, and phone support. Annual maintenance and support initially represent between 15% and 25% of the related software license list price, depending upon the related product, and fees are generally payable quarterly. Customers generally prepay for maintenance, and these prepayments are recorded as deferred revenue and revenue is recognized ratably over the term of the agreement which is generally one year or less.

Other revenue is derived from the resale and sublicensing of third-party hardware and software products in connection with the software license and installation of the Company’s products, and is generally recognized upon delivery. Other revenue also includes revenue associated with the Company’s annual user conference.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, in accordance with SFAS 109, a valuation allowance is required to be recognized if it is believed “more likely than not” that a deferred tax asset will not be fully realized.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which was adopted by the Company effective January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS 123R apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), pro forma disclosures.

During the nine months ended September 30, 2007, 1,960,650 new stock options were granted. The aggregate grant date fair value of options issued during the period was $15.0 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period.

The Company uses the Black-Scholes option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. For options granted during the nine months ended September 30, 2007, the fair value of the Company stock on the date of grant was determined by the Company’s Compensation Committee (or its authorized member(s)) in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC simplified method” as described in SAB No. 107, Share Based Payments (“SAB 107”), which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Nine Months Ended September 30
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.5%–5.1%	4.5%–5.0%
Expected life (in years)	6.23	6.23

Stock-based compensation expense is allocated to expense categories in the statements of operations. The following table summarizes stock-based compensation for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Included in cost of revenue:
Cost of consulting services	$306	$18	$652	$55
Cost of maintenance and support services	42	4	80	13

Total included in cost of revenue	348	22	732	68
Included in operating expenses:
Research and development	347	110	810	325
Sales and marketing	333	95	815	230
General and administrative	592	214	1,519	484

Total included in operating expenses	1,272	419	3,144	1,039

Total	$1,620	$441	$3,876	$1,107

The stock-based compensation expense recorded in 2007 and 2006 related to stock options accounted for as equity awards. The Company recognized no tax benefits related to the stock-based compensation expense recognized during the first nine months of 2007 and $9,000 in tax benefits during the comparable period in 2006.

Amortization Expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Included in cost of revenue:
Cost of software license fees	$429	$384	$1,282	$718
Cost of consulting services	24	—	40	—

Total included in cost of revenue	453	384	1,322	718
Included in operating expenses	677	652	2,047	1,979

Total	$1,130	$1,036	$3,369	$2,697

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in consolidated financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted FIN 48. See Note 9 for further discussion of the impact of FIN 48 on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We do not expect that the adoption of SFAS 157 will have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

4.	BUSINESS ACQUISITIONS

Applied Integration Management Corporation

On April 17, 2007, the Company acquired certain assets and operations of Applied Integration Management Corporation (“AIM”), a provider of consulting services for earned value management (“EVM”) systems. The results of operations of AIM have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price was $4.9 million and included cash payments through September 30, 2007 of $4.3 million, common stock valued at $500,000, and direct acquisition costs of $91,000. The value of the 38,109 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As part of the acquisition, the Company is required to pay additional cash consideration of up to $1.0 million contingent on AIM consulting services revenue meeting specified levels by April 30, 2008. As of September 30, 2007, the Company has not recorded any amount associated with this goal. The Company entered into retention arrangements with the two AIM shareholders totaling $500,000 if the individuals are employed on the one-year anniversary of the acquisition. The Company also entered into one year retention agreements with the employees of AIM totaling $550,000. These amounts are being expensed as the requisite services are being provided.

The following table summarizes the estimated fair values of the assets acquired (in thousands):

Intangible assets	$1,090
Goodwill	3,801

Total purchase price, net of cash	$4,891

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships	$540	5 years
PMWorks process	390	5 years
In-process technology	160	—

	$1,090

The PMWorks process, which is a project management methodology, is being amortized on a straight-line basis over a five-year period and the expense is included in “Cost of Consulting Services.” The customer relationships are being amortized using an accelerated amortization method over five years and the expense is included in “Sales and Marketing” expense. The $160,000 of in-process technology was written off as it had no alternative future use. The goodwill recorded in this transaction is deductible for tax purposes.

WST Pacific Pty Ltd

On May 25, 2007, the Company acquired 100% of the outstanding common stock of WST Pacific Pty Ltd (“WSTP”), a developer of EVM software and provider of services and support resources in the EVM marketplace. The results of operations of WSTP have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price, net of $602,000 in cash acquired, was $1.2 million and included cash payments through September 30, 2007 of $1.8 million. The Company has entered into retention arrangements with the two principal WSTP shareholders totaling $450,000 if the individuals are employed on the eighteen-month anniversary of the acquisition. This amount is being expensed as the requisite services are provided.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$586
Fixed assets	79
Deferred tax assets	90
Intangible assets	330
Goodwill	788
Other assets	30
Accounts payable	(416)
Deferred revenue	(176)
Deferred tax liability	(99)

Total purchase price, net of cash	$1,212

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Developed software	$40	3 years
Customer relationships	290	7 years

	$330

The developed software is being amortized on a straight-line basis over a three-year period and the expense is included in “Cost of Software License Fees.” The customer relationships are being amortized using an accelerated amortization method over seven years and the expense is included in “Sales and Marketing” expense. The goodwill recorded in this transaction is not deductible for tax purposes.

5.	EARNINGS PER SHARE

Net income per share is computed under the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Basic earnings per share computation:
Net income (A)	$5,824	$2,446	$15,394	$8,931

Weighted average common shares–basic (B)	39,449,574	39,416,848	39,432,683	39,299,309

Basic net income per share (A/B)	$0.15	$0.06	$0.39	$0.23

Diluted earnings per share computation:
Net income (A)	$5,824	$2,446	$15,394	$8,931

Shares computation:
Weighted average common shares–basic	39,449,574	39,416,848	39,432,683	39,299,309
Effect of dilutive stock options	1,652,641	1,118,148	1,621,106	923,151

Weighted average common shares–diluted (C)	41,102,215	40,534,996	41,053,789	40,222,460

Diluted net income per share (A/C)	$0.14	$0.06	$0.37	$0.22

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30 2007	December 31 2006
Deferred initial public offering costs	$4,888	$—
Prepaid rent	535	541
Prepaid software maintenance and royalties	2,159	1,010
Prepaid conferences and events	369	718
Prepaid insurance	333	144
Debt placement costs	870	876
Other	1,689	1,482

Total	$10,843	$4,771

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the nine months ended September 30, 2007 (in thousands):

Balance as of December 31, 2006	$44,519
Welcom acquisition	718
AIM acquisition	3,801
WSTP acquisition	788

Balance as of September 30, 2007	$49,826

During 2007, the Company adopted FIN 48 which resulted in recording a liability of $718,000 and a corresponding increase to goodwill associated with the Welcom acquisition in 2006. See Note 9 for additional information. The Company performed an annual impairment test for goodwill as of December 31, 2006 and determined that there was no impairment of goodwill. There have been no events or changes in circumstances that have occurred during the nine months ended September 30, 2007 that indicate there is an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$12,306	$(4,997)	$7,309	$11,476	$(3,165)	$8,311
Developed software	7,532	(4,954)	2,578	6,942	(3,472)	3,470
Tradename and non-compete	322	(189)	133	322	(134)	188

Total	$20,160	$(10,140)	$10,020	$18,740	$(6,771)	$11,969
Unamortized Intangible Assets
Tradename	$4,200	$—	$4,200	$4,200	$—	$4,200

Total	$24,360	$(10,140)	$14,220	$22,940	$(6,771)	$16,169

The total amortization expense for the nine months ended September 30, 2007 and 2006 was $3.4 million and $2.7 million, respectively. The following table summarizes the estimated future amortization expense for the remaining three months of 2007 and years thereafter (in thousands):

Years Ending December 31
2007–remaining	$1,109
2008	3,535
2009	2,389
2010	1,385
2011	960
Thereafter	642

Total	$10,020

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the nine months ended September 30, 2007.

8.	DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). The Credit Agreement provides for a $215.0 million term loan and a $30.0 million revolving credit facility that matures on April 22, 2010. The Credit Agreement accrues interest at 2.25% above the LIBO Rate for the term loan and 2.25% or 1.25% for the revolving credit facility, depending on the type of borrowing. The spread above the LIBO Rate decreases as the Company’s leverage ratio, as defined in the Credit Agreement, decreases. The amended Credit Agreement also continues to provide for mandatory prepayments of principal based on annual cash flow and leverage levels, as well as scheduled principal repayments of $538,000 each quarter through June 30, 2010. At the end of each of the three quarters ending September 30, 2010, December 31, 2010, March 31, 2011, and on April 22, 2011, a principal payment of $51.3 million is due.

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial and non-financial covenants, of which the Company was in compliance as of September 30, 2007.

At September 30, 2007, the Company had $25.0 million outstanding and $5.0 million available under its revolving credit facility. At December 31, 2006 the Company had $18.0 million outstanding and $12.0 available under its revolving credit facility.

Costs incurred in connection with securing the Credit Agreement were $7.1 million. The debt issuance costs are being amortized and reflected in “Interest Expense” over the lives of the loans.

At September 30, 2007 and December 31, 2006, the current portion of the unamortized debt issuance costs of $870,000 and $876,000, respectively, is reflected as “Prepaid and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $2.0 million and $2.6 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets.

Long-term debt consisted of the following (in thousands):

	September 30 2007	December 31 2006
Secured credit agreement
Term loan	$210,913	$212,525
Revolver	25,000	18,000

Total	235,913	230,525
Current portion of long-term debt	(27,150)	(20,150)

Total	$208,763	$210,375

9.	INCOME TAXES

In accordance with SFAS 109, income taxes for the three and nine month periods ended September 30, 2007 were calculated using the projected effective tax rate for fiscal year 2007. The Company’s effective tax rate for the three and nine months ended September 30, 2007 was 41.8% and 40.2%, respectively.

Effective January 1, 2007, the Company adopted the provisions of FIN 48 which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized on the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The adoption of FIN 48 resulted in recording a liability of $269,000 for unrecognized tax benefits, $49,000 in interest, and $46,000 for penalties associated with various federal and state income tax matters related to the 2006 acquisition of WST Corporation. The Company also established a liability of $332,000 associated with certain research and development credits acquired from WST Corporation that did not meet the recognition thresholds as prescribed by FIN 48. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities.” These liabilities were recorded as an increase to goodwill in accordance with Emerging Issues Task Force No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”).

During the nine months ended September 30, 2007, the liability increased $22,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. In addition, future changes in the above described unrecognized tax benefits will reduce goodwill and have no impact on the effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2003. Currently, the Company is not under audit in any major jurisdictions.

10.	SHAREHOLDERS’ DEFICIT

Capital Stock—In April 2007, in conjunction with the Company’s conversion from a Virginia to a Delaware corporation, the Company authorized additional shares of capital stock to include a total of 200,000,000 shares, par value $0.001 per share of common stock, 100 shares, par value $0.001 per share Class A Common Stock and 5,000,000 shares, par value $0.001 per share of preferred stock. At the effective date of the conversion, each of the 100 shares of Series A Preferred Stock outstanding just prior to the conversion, were converted into 100 shares of Class A Common Stock.

Employee Stock Purchase Program—In April 2007, the Company’s Board of Directors adopted an Employee Stock Purchase Program (the “ESPP”) to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. The ESPP became effective in November 2007 when the Company consummated an initial public offering of its common stock. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower. The plan will be considered compensatory under the provisions of SFAS 123R.

11.	STOCK PLANS

The Company maintained a stock option plan (the “2005 Plan”) pursuant to which the Company could grant options to purchase 6,310,000 shares of common stock to directors and employees.

In April 2007, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2007 Plan”) that provides for the ability of the Company to grant up to 1,840,000 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Dividend Equivalent Rights, Performance Units, Performance Shares, Performance-based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan shall be increased automatically on January 1 of each year commencing on January 1, 2008, in an amount up to 3% of the total number of shares of the Company issued and outstanding on December 31 of the immediately preceding calendar year unless otherwise reduced by the Board of Directors. Options and awards issued under the 2007 Plan are not subject to the same shareholder’s agreement as the 2005 Plan which restricts how and when shares may be sold. Concurrent with the approval of the 2007 Plan, the 2005 Plan was terminated for purposes of future grants.

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2007 to September 30, 2007:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2007	4,601,838	$6.20
Options granted	1,960,650	14.14
Options forfeited	(71,620)	9.26
Options exercised	—	—

Options outstanding at September 30, 2007	6,490,868	$8.56

As of September 30, 2007, compensation cost related to nonvested stock options not yet recognized in the income statement was $21.0 million and expected to be recognized over an average period of 3.18 years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3, as Amended (“FSP 123(R)-3”). At September 30, 2007 there were 1,040,900 options available for future grant under the 2007 Plan.

Under the 2005 Plan, each option holder was required to execute a shareholder’s agreement, among other conditions, prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. In accordance with the shareholder’s agreement, shareholders which are party to the agreement are entitled to participate proportionately in an offering of common stock by New Mountain Capital. Shareholders can only sell in conjunction with such an offering by New Mountain Capital and not at any other time. If the number of shares of common stock which the option holder is entitled to sell in the offering exceeds the number of shares of common stock held by the option holder, any options held by the option holder (including unvested options) may be exercised to the extent of the excess. A shareholder may choose any combination of shares and options (if vested) in determining the securities the shareholder will sell in the public or private offering. Any unvested options may only be exercised to the extent there is an amount of securities that such shareholder may sell that has not been covered by shares or vested options. Options not sold in the offering continue to be subject to normal vesting requirements.

Under the 2007 Plan, executives, senior vice presidents, and holders of 100,000 or more stock incentive awards or options can only sell in conjunction with an offering by New Mountain Capital until New Mountain Capital owns less than 15% of the Company’s outstanding capital stock.

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of September 30, 2007 (dollars in thousands, except share data):

	Stock Options Exerciseable	Stock Options Vested and Expected to Vest
Stock options outstanding	1,639,117	6,296,798
Weighted average exercise price	$4.85	$8.53
Aggregate intrinsic value	$21,546	$59,639
Weighted average remaining contractual life (in years)	8.08	8.71

12.	RELATED-PARTY TRANSACTIONS

Pursuant to the recapitalization agreement, New Mountain Capital receives $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. In November 2007, the Company incurred a $1.1 million transaction fee to New Mountain Capital in connection with its initial public offering.

Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In the first nine months of 2006, the Company incurred $375,000 in advisory fees and a $2.0 million transaction fee to New Mountain Capital. The $2.0 million transaction fee to New Mountain Capital was in connection with the Company’s debt refinancing. In the first nine months of 2007, the Company incurred $250,000 in advisory fees. New Mountain Capital agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of an initial public offering.

13.	COMMITMENTS AND CONTINGENCIES

Office Space Leases—The Company leases office space under noncancelable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $4.8 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively. The Company does not sublease any of its leased space.

The following table summarizes future minimum operating lease payments for the remaining three months of 2007 and the years thereafter (in thousands):

Years Ending December 31
2007–remaining	$1,606
2008	6,242
2009	6,030
2010	5,876
2011	4,575
Thereafter	1,299

Total	$25,628

Other Matters—The Company is involved in a claim and legal proceeding arising from its normal operations. The Company is contesting the matter, and in the opinion of management, the ultimate resolution of the legal proceeding will not have a material adverse effect on the financial position or the future operating results and cash flows of the Company.

At September 30, 2007, the Company was contingently liable under open standby letters of credit issued by the Company’s banks in favor of third parties. These letters of credit primarily relate to real estate lease obligations and total $1.6 million. No amounts were outstanding under these instruments at September 30, 2007.

Guarantees—The Company provides indemnifications to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. Due to the nature of the indemnifications provided, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any. Estimated losses for such indemnifications are evaluated under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). The Company has secured copyright registrations for its own software products with the U.S. Patent and Trademark Office, and is provided intellectual property infringement indemnifications from its third-party partners whose technology may be embedded or otherwise bundled with the Company’s software products. Therefore, the Company considers the probability of an unfavorable outcome in an intellectual property infringement case relatively low. The Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications.

Product Warranty—The Company’s standard software license agreement includes a warranty provision for software products. The Company generally warrants for the first 12 months after delivery that the software shall operate substantially as stated in the then current documentation. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

14.	SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software solutions and implementation services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon software license revenues, consulting services and maintenance revenues.

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues are generated from sales outside of the United States. As of September 30, 2007 and December 31, 2006, the Company had $1.1 million and $560,000, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2007 or 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

All dollar amounts expressed as numbers in tables (except per share amounts) in this MD&A are in millions.

Certain tables may not add due to rounding.

Company Overview

Since our founding in 1983, we have established a leading position as a provider of enterprise applications software and related services designed and developed specifically for project-focused organizations. These organizations include architectural and engineering firms, government contractors, aerospace and defense contractors, information technology services firms, consulting companies, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others.

These project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate complex business processes around the engagement, execution and delivery of projects. Our software applications enable project-focused companies to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate, project-specific financial information, and real-time performance measurements.

With our software applications, project-focused organizations can better measure business results, optimize performance and streamline operations, and win new business. As of September 30, 2007, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

Our revenue is generated from sales of software licenses and related software maintenance and support agreements and professional services to assist customers with the implementation of our products, as well as education and training services. Our continued growth depends, in part, on our ability to generate license revenues from new customers and to continue to expand our presence within our existing installed base of customers.

History

We were founded to develop and sell accounting software solutions for firms that contract with the U.S. government. Since our founding, we have continued our focus on providing solutions to federal contractors as well as to other project-focused organizations, and at the same time we have broadened our product offerings by developing new software products, selectively acquiring businesses with attractive project-focused applications and services and partnering with third parties.

In April 2005, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”) purchased the majority ownership of our company from the founding deLaski shareholders through a recapitalization. Immediately after this transaction, we implemented a strategy to recruit additional management talent and significantly improve our competitive position and growth prospects through increased investments in product development, sales and marketing initiatives, complemented by strategic acquisitions aimed at broadening our customer base and our product offerings.

In October 2005, we acquired Wind2, an enterprise software provider serving project-focused architectural and engineering (“A/E”) and other professional services firms. The acquisition of Wind2 enabled us to expand our presence in the A/E market with the addition of approximately 2,500 customers, including primarily small and medium-sized engineering firms.

In March 2006, we acquired Welcom, a leading provider of project portfolio management solutions, focused on earned value management, planning and scheduling, portfolio analysis, risk management and project collaboration products. The acquisition of Welcom increased our presence among a number of multinational aerospace, defense and government clients, augmenting our existing installed base of customers. This acquisition complemented our core product offerings and created opportunities for additional sales to our existing customer base.

In July 2006, we acquired C/S Solutions, Inc. (“CSSI”), a leading provider of business intelligence tools for the earned value management marketplace. The acquisition of CSSI built upon our leadership position in the enterprise project management sector by incorporating collaborative earned value management analytics delivered by CSSI’s wInsight software with our own earned value management engine, Cobra, and Costpoint, our enterprise resource planning solution for mid- to large-sized government contractors.

In April 2007, we acquired the business assets of Applied Integration Management Corporation (“AIM”), a provider of project management consulting services. This acquisition supplemented our existing project portfolio management systems implementation expertise and capabilities and allowed us to provide additional project portfolio management consulting, training and implementation services.

In addition, in May 2007, we completed the acquisition of WST Pacific Pty Ltd. (“WSTP”), a provider of earned value management solutions based in Australia, and previously a development partner of Welcom. The acquisition complemented our existing earned value management development, services and support resources.

In April 2007, we reincorporated in the State of Delaware as Deltek, Inc. In November 2007, the Company completed its initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share. For additional information regarding the initial public offering, see Note 2, Initial Public Offering, of our condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates. Future results may differ from our estimates under different assumptions or conditions.

For further information on our critical and other significant accounting policies, see our registration statement on Form S-1 (No. 333-142737) filed with the SEC.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition

•	Stock-Based Compensation

•	Income Taxes

•	Allowances for Doubtful Accounts Receivable

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$21.4	$16.6	$4.8	29	$60.0	$51.4	$8.6	17
Consulting services	22.8	17.0	5.8	34	61.0	45.8	15.2	33
Maintenance and support services	26.1	21.1	5.0	24	75.5	60.5	15.0	25
Other revenues	0.1	0.4	(0.3)	(75)	4.7	3.3	1.4	42

Total revenues	$70.4	$55.1	$15.3	28	$201.2	$161.0	$40.2	25

COST OF REVENUES:
Cost of software license fees	$1.8	$1.7	$0.1	6	$6.0	$4.9	$1.1	22
Cost of consulting services	19.3	13.9	5.4	39	52.7	38.5	14.2	37
Cost of maintenance and support services	4.4	4.0	0.4	10	12.2	11.3	0.9	8
Cost of other revenues	0.2	0.3	(0.1)	(33)	5.2	4.4	0.8	18

Total cost of revenues	$25.7	$19.9	$5.8	29	$76.1	$59.1	$17.0	29

GROSS PROFIT	$44.7	$35.2	$9.5	27	$125.1	$101.9	$23.2	23

OPERATING EXPENSES:
Research and development	$11.0	$9.7	$1.3	13	$31.6	$26.8	$4.8	18
Sales and marketing	11.6	10.2	1.4	14	32.2	26.4	5.8	22
General and administrative	7.4	6.8	0.6	9	21.7	18.8	2.9	15

Total operating expenses	$30.0	$26.7	$3.3	12	$85.5	$72.0	$13.5	19

INCOME FROM OPERATIONS	$14.7	$8.5	$6.2	73	$39.6	$29.9	$9.7	32
Interest income	—	0.1	(0.1)	(100)	0.2	0.3	(0.1)	(33)
Interest expense	(4.7)	(4.6)	(0.1)	2	(14.0)	(15.5)	1.5	(10)
Other (expense) income, net	—	—	—	—	—	—	—	—

INCOME BEFORE INCOME TAXES	10.0	4.0	6.0	150	25.8	14.7	11.1	76
Income tax expense	4.2	1.5	2.7	180	10.4	5.8	4.6	79

NET INCOME	$5.8	$2.5	$3.3	132	$15.4	$8.9	$6.5	73

Revenues

	Three Months Ended September 30				Nine Months Ended September 30
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$21.4	$16.6	$4.8	29	$60.0	$51.4	$8.6	17
Consulting services	22.8	17.0	5.8	34	61.0	45.8	15.2	33
Maintenance and support services	26.1	21.1	5.0	24	75.5	60.5	15.0	25
Other revenues	0.1	0.4	(0.3)	(75)	4.7	3.3	1.4	42

Total revenues	$70.4	$55.1	$15.3	28	$201.2	$161.0	$40.2	25

Software License Fees

Our software applications are generally licensed to end-user customers under perpetual license agreements. We sell our software applications to end-user customers mainly through our direct sales force as well as indirectly through our network of alliance partners and resellers. The timing of the sales cycle for our products varies in length based upon a variety of factors, including the size of the customer, the product being sold and whether the customer is a new or existing customer. We primarily compete on product features, functionality and the needs of our customers within our served markets, with price generally a lesser consideration in competing for new customers. The pricing for our products has remained stable, requiring infrequent changes in our pricing strategies.

License fee revenues increased $4.8 million, or 29%, to $21.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. During the third quarter of 2007, license fee revenues from our Vision product family increased $3.3 million compared with the third quarter of 2006. License fee revenues from our Costpoint and GCS Premier product families increased by $0.7 million, while license fee revenues from our project portfolio management products grew by $0.7 million, compared to the third quarter of 2006.

License fee revenues for the nine months ended September 30, 2007 increased $8.6 million, or 17%, compared with the nine months ended September 30, 2006. This growth was the result of increases across all of our product families. Our Costpoint and GCS Premier product families comprised $4.6 million of the increase, our project portfolio management product family comprised $3.7 million of the increase, and the remaining increase during this period was from our Vision product family. The nine months of 2006 also included $0.9 million of revenues deferred on sales in previous periods pending our delivery of certain software modules while the nine months of 2007 did not include these amounts.

Consulting Services

Our consulting services revenues are generated from implementation, training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis. We have increased our overall consulting services revenues principally by increasing the sales of software licenses.

Consulting services revenues increased $5.8 million, or 34%, to $22.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was the result of a $5.5 million increase in implementation related services revenue and a $0.3 million increase in training and education related services revenue during the third quarter of 2007 compared with the third quarter of 2006. Our implementation related services account for $21.2 million, or 93%, of consulting services revenues during the three month period ended September 30, 2007 compared to $15.7 million, or 92%, of consulting services during the three month period ended September 30, 2006. The $5.5 million increase includes $2.1 million of revenue associated with our acquisition of AIM during 2007. Excluding revenue associated with the AIM acquisition, implementation related services revenue increased $3.4 million, or 22%, driven by demand for services from new and existing customers.

Our training and education related services accounted for $1.6 million, or 7%, of consulting services revenues during the three months ended September 30, 2007 compared to $1.3 million, or 8%, of consulting services revenues during the three months ended September 30, 2006.

Consulting services revenues increased $15.2 million, or 33%, to $61.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was the result of a $14.4 million increase in implementation related services revenue and a $0.8 million increase in training and education related services revenue during the nine months ended September 30, 2007 compared to the same period in 2006. Implementation related services revenue was $56.9 million, or 93%, of consulting services revenues during the nine months ended September 30, 2007 compared to $42.5 million, or 93%, of consulting services revenues during the nine months ended September 30, 2006. The increase of $14.4 million includes $3.7 million associated with the 2007 acquisition of AIM. Excluding the AIM acquisition, implementation related services revenues increased 25% driven by our growth in license sales.

Maintenance and Support Services

Our maintenance and support revenues are comprised of fees derived from new maintenance contracts associated with new software license sales and annual renewals of existing maintenance contracts. These contracts typically allow our customers to obtain online, telephone and internet-based support, as well as unspecified periodic upgrades or enhancements to our software on an as available basis. Maintenance services are typically billed on a quarterly basis and generally represent between 15% and 25% of the list price of the underlying software applications at the time of sale. Maintenance fees are generally subject to contractually permitted annual rate increases.

Maintenance revenues increased $5.0 million, or 24%, to $26.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Maintenance revenues from our Costpoint and GCS Premier product families grew by $2.0 million. Maintenance revenues from our Vision product family grew by $1.7 million, and maintenance revenues from our project portfolio management products acquired in 2006 and 2007 grew by $1.3 million. These increases are driven by our sales of new software licenses and renewals of maintenance agreements in our installed base of customers.

Maintenance revenues increased $15.0 million, or 25%, to $75.5 million for the nine months ended September 30, 2007 compared to the same period in 2006. This increase is across all of our product families with $5.4 million attributable to our Vision product family, $5.3 million attributable to our Costpoint and GCS Premier product families, and $4.2 million attributable to project portfolio management products acquired with the purchase of Welcom, CSSI, and WSTP.

Other Revenues

Our other revenues consist of sales of third-party hardware and software as well as fees collected for our annual user conference, which is typically held in the first six months of the year. For the three months ended September 30, 2007, other revenues decreased to $0.1 million from $0.4 million for the three months ended September 30, 2006 as a result of lower sales of third-party hardware and software in the current period. Other revenues increased $1.4 million, or 42%, to $4.7 million for the nine months ended September 30, 2007 compared to the same period in the prior year as a result of higher user conference revenues associated with higher conference attendance in 2007.

Cost of Revenues

	Three Months Ended September 30				Nine Months Ended September 30
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.8	$1.7	$0.1	6	$6.0	$4.9	$1.1	22
Cost of consulting services	19.3	13.9	5.4	39	52.7	38.5	14.2	37
Cost of maintenance and support services	4.4	4.0	0.4	10	12.2	11.3	0.9	8
Cost of other revenues	0.2	0.3	(0.1)	(33)	5.2	4.4	0.8	18

Total cost of revenues	$25.7	$19.9	$5.8	29	$76.1	$59.1	$17.0	29

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees increased by $0.1 million to $1.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was a result of approximately $0.2 million in additional royalty expense for third-party software resulting from higher license sales in the same period. This increase was partially offset by a decrease in amortization of capitalized software as a result of a previously capitalized product becoming fully amortized in the prior year resulting in no current year expense.

Cost of software license fees for the nine months ended September 30, 2007 increased $1.1 million, or 22%, to $6.0 million compared to the same period in the prior year as a result of a $0.9 million increase in third-party royalty expense due to higher license sales and an increase of $0.6 million in amortization of purchased intangible software assets due to the acquisitions made during 2006 and 2007. These increases were partially offset by the decrease in amortization of capitalized software due to a product that became fully amortized in the prior year.

Cost of Consulting Services

Our cost of consulting services is comprised of the salaries, benefits, incentive compensation and stock-based compensation expense of services-related employees as well as third-party contractor expenses, travel and reimbursable expenses and classroom rentals. Cost of services also includes an allocation of our facilities and other costs incurred for providing implementation, training and other consulting services to our customers.

Cost of consulting services increased $5.4 million, or 39%, to $19.3 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The primary driver of the increase was labor, related benefits, bonus, and stock-based compensation which together grew by approximately $3.9 million. This increase was associated with higher headcount as we expanded the number of consultants to meet demand for our services driven by increased license sales. At September 30, 2007 our ending services headcount was 355 compared to 263 at September 30, 2006, or an increase of 92 people at the end of the current year quarter compared to the third quarter of 2006. The increase in headcount is driven by newly recruited and hired employees, and also includes employees from the current year AIM acquisition. Subcontractor costs increased by $0.6 million in the current quarter as we utilized outside resources to meet the short-term demands of our rapid growth in services engagements. The remaining increase in costs was associated with travel, training and other costs related to our overall services organization.

For the nine months ended September 30, 2007 cost of consulting services was $52.7 million, an increase of $14.2 million, or 37%, when compared to the same period in the prior year. Increases in labor and related benefits, bonus, and stock-based compensation driven by our increase in headcount to meet demand for services resulted in an $11.0 million increase. From December 31, 2006 to September 30, 2007 we increased our services headcount from 267 to 355. Costs associated with the use of subcontractors increased $2.6 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as we utilized subcontractors to meet short-term demands. We expect to reduce the level of subcontractor costs in the future as newly hired consultants become billable. The balance of the $14.2 million increase is principally the result of increased travel, training and other costs related to the services organization which were partially offset by a decrease in expense resulting from the 2006 recognition of costs previously deferred due to undelivered elements in software license arrangements in 2006.

The decrease in both the third quarter 2007 services margins compared to the third quarter of 2006 and the margins for the nine months ended September 30, 2007 compared to the same period in 2006 is the result of the successful recruitment of new employees and the time required in the current periods to train those individuals.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $0.4 million, or 10%, to $4.4 million for the three month period ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was driven by additional support staff labor, which grew by $0.3 million, required to meet the greater demand for maintenance services.

Cost of maintenance services for the nine months ended September 30, 2007 increased $0.9 million, or 8%, when compared to the nine months ended September 30, 2006. The increase is primarily the result of additional support staff labor of $0.5 million and greater third-party maintenance expense of $0.3 million related to maintenance support that we provide on third-party products which are embedded and sold along with our products.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. For the three month period ended September 30, 2007, cost of other revenues decreased to $0.2 million from $0.3 million for the three month period ended September 30, 2006. This decrease was a result of lower costs associated with lower sales of third-party equipment and software during the current period. Cost of other revenues increased $0.8 million, or 18%, to $5.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase is the result of higher costs associated with a larger user conference in the current year.

Operating Expenses

	Three Months Ended September 30				Nine Months Ended September 30
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$11.0	$9.7	$1.3	13	$31.6	$26.8	$4.8	18
Sales and marketing	11.6	10.2	1.4	14	32.2	26.4	5.8	22
General and administrative	7.4	6.8	0.6	9	21.7	18.8	2.9	15

Total operating expenses	$30.0	$26.7	$3.3	12	$85.5	$72.0	$13.5	19

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $1.3 million, or 13%, to $11.0 million for the three month period ended September 30, 2007 compared to the same period in 2006. The principal driver was an increase of $1.0 million in labor and labor-related costs, and third-party costs to support new release development. Included in this amount is $0.2 million resulting from the 2007 acquisition of WSTP. The remaining increase is primarily attributable to asset disposal expense associated with obtaining additional space to support the expansion of our international development center in Manila.

For the nine months ended September 30, 2007 research and development expenses increased by $4.8 million, or 18%, to $31.6 million when compared to the same period in 2006. The increase is primarily attributable to a $4.0 million increase in labor and labor-related costs associated with increased headcount to support new release development. Included in this amount is $0.3 million arising from the 2007 acquisition of WSTP. Third-party contractor expenses also increased by $0.7 million associated with these efforts. The remainder of the increase is primarily attributable to the expense associated with the expansion of our international development center.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries and related costs, plus commissions paid to our sales team and the cost of marketing programs (including our demand generation efforts, advertising, events, marketing and corporate communications, field marketing and product marketing) and other expenses associated with our sales and marketing activities. Sales and marketing expenses also include amortization expense for acquired intangible assets associated with customer relationships.

Sales and marketing expenses increased by $1.4 million, or 14%, to $11.6 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006. The increase was driven by additional labor and related benefits costs associated with increased headcount in our sales force as well as higher sales commissions which were associated with the increase in license revenues.

For the nine months ended September 30, 2007 sales and marketing expenses increased by $5.8 million, or 22%, to $32.2 million when compared to the same period in 2006. The increase is attributable to increased sales labor and related costs as we continue to expand our sales organization as well as increased commissions attributable to higher license sales.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, legal and human resources. General and administrative costs also include New Mountain Capital advisory fees, insurance premiums and third-party legal and other professional services fees, facilities and other expenses associated with our administrative activities.

General and administrative expenses increased by $0.6 million, or 9%, to $7.4 million for the three months ended September 30, 2007 compared to the three month period ended September 30, 2006. For the nine months ended September 30, 2007 general and administrative expenses increased $2.9 million, or 15%, to $21.7 million when compared to the same period in 2006. The increases in both the three and nine months ended September 30, 2007 compared to 2006 reflected additional labor and related benefits due to greater headcount in our support functions, including finance, human resources and legal associated with preparing to be a public company.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income did not fluctuate significantly during the three or nine months ended September 30, 2007 when compared with the three and nine months ended September 30, 2006.

Interest Expense

	Three Months Ended September 30				Nine Months Ended September 30
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$4.7	$4.6	$0.1	2	$14.0	$15.5	$(1.5)	(10)

Interest expense was relatively flat for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We expect interest expense to decrease in the fourth quarter of 2007 as proceeds from our initial public offering will be used to pay down a portion of our debt. For the nine months ended September 30, 2007 interest expense decreased $1.5 million, or 10%, to $14.0 million compared to the nine months in 2006. The decrease reflected the absence of the write-off of $2.3 million of the deferred debt issuance costs in April 2006, which was partially offset by the impact of increased borrowings under our credit facility during the first nine months of 2007.

Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(dollars in millions)
Income tax expense	$4.2	$1.5	$10.4	$5.8

Income tax expense increased to $4.2 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. As a percentage of pre-tax income, income tax expense was 41.7% and 38.6% for the three months ended September 30, 2007 and 2006, respectively. The increase in expense for the third quarter of 2007 compared to 2006 is primarily the result of higher pre-tax income along with the increase in the effective rate. Income tax expense for the nine months ended September 30, 2007 increased to $10.4 million compared to $5.8 million for the nine months ended September 30, 2006. As a percentage of pre-tax income, income tax expense was 40.2% and 39.5% for the nine months ended September 30, 2007 and 2006, respectively. The increase in tax expense is primarily the result of the increase in pre-tax income along with the increase in the effective rate. The increase in the effective rate is primarily the result of increased losses in foreign subsidiaries which do not generate tax benefits in the current period.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a $0.4 million liability associated with various federal and state income tax matters related to the acquisition of Welcom during 2006. The liability was recorded as an increase to goodwill.

During the nine months ended September 30, 2007, the liability increased $0.3 million due to the utilization of research and development credits acquired from Welcom. For further information, see Note 9, Income Taxes, of our condensed consolidated financial statements contained elsewhere in this quarterly report. Any potential future changes in these liabilities will change goodwill and have no impact on the effective tax rate. We do not expect that the amount of unrecognized tax benefits will change materially in the next year.

Credit Agreement

In connection with the Company’s recapitalization in 2005, we entered into a credit agreement with a syndicate of lenders led by Credit Suisse that provided for a $115 million term loan and a $30 million revolving credit facility (the “Credit Agreement”). In April 2006, we added $100 million to the term loan to repay outstanding shareholder debt. The term loan matures on April 22, 2011, and the revolving credit facility terminates on April 22, 2010.

Term loans under the Credit Agreement accrue interest at 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the LIBO rate). Amounts outstanding under the revolving credit facility accrue interest at 2.50% above the LIBO rate. The spread above the LIBO rate decreases as our leverage ratio, as defined in the credit agreement, decreases and as we achieve specified credit ratings. At our option, the interest rate on loans under the Credit Agreement may be based on an alternative base (prime) rate (the ABR Rate), and the margins over ABR are 1.00% less than the margins over LIBO. We pay a commitment fee of 0.50% per year on the unused amount of our revolving credit facility.

The Credit Agreement requires mandatory prepayments of the term loan from our annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. The required prepayment is equal to the lesser of 50% of the net proceeds from the sale of securities, or the amount that reduces the leverage ratio (as defined in the agreement) to less than 2.75. The Credit Agreement also requires scheduled principal repayments of $0.5 million each quarter through June 30, 2010. As of September 30, 2007, at the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $51.3 million would be due, with the balance due on April 22, 2011, the final maturity date.

Upon the completion of our initial public offering in November of 2007, a prepayment was made in the amount of $17.6 million which included the scheduled principal payments through September 30, 2008. The previously scheduled principal repayments of $0.5 million will resume each quarter beginning December 31, 2008 through June 30, 2010. At the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $47.5 million will be due, with the balance due on April 22, 2011, the final maturity date.

All the loans under the Credit Agreement are collateralized by substantially all of our assets (including our subsidiaries’ assets) and require us to comply with financial covenants requiring us to maintain defined minimum levels of interest coverage and fixed charges coverage and providing for a limitation on our leverage ratio.

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

		As of September 30, 2007
Covenant Requirement	Calculation	Required Level	Actual Level	Most Restrictive Required Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior 4 quarters/consolidated interest expense	Greater than 2.00 to 1.00	3.92	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior 4 quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	1.49	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior 4 quarters	Less than 4.50 to 1.00	3.39	Less than 3.25 to 1.00 effective January 1, 2009

Upon completion of the initial public offering in the fourth quarter of 2007, we reduced our outstanding debt under the Credit Agreement to a level that results in a leverage coverage level of approximately 2.70. We expect, based on our current and expected performance and the planned reduction in outstanding indebtedness as a result of the initial public offering, that we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

The Credit Agreement requires us to comply with non-financial covenants that restrict certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of September 30, 2007, we were in compliance with all covenants related to our Credit Agreement.

In 2005, debt issuance costs incurred in connection with the Credit Agreement and shareholder debt were approximately $5.8 million. In 2006, the costs incurred in connection with the addition to the term loan were $1.3 million.

The debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At September 30, 2007, $0.9 million of unamortized debt issuance costs remained in “prepaid expenses and other current assets” and $2.0 million was reflected in “other assets” on the balance sheet. During the nine months ended September 30, 2007 and 2006, $0.7 million and $3.0 million of costs were amortized, respectively, and reflected in interest expense. The September 30, 2006 amount includes $2.3 million of accelerated amortization of debt issuance costs for shareholder debt repaid.

During the fourth quarter of 2007, we used net proceeds from our initial public offering to repay all indebtedness outstanding under our revolving credit facility and used the remaining balance of the proceeds to repay a portion of the indebtedness under the term loan. As a result, we will accelerate $0.2 million of debt issuance cost amortization in the fourth quarter of 2007 as a result of the required repayment on the term loan.

Liquidity and Capital Resources

Overview of Liquidity

Our primary operating cash requirements include the payment of salaries, incentive compensation and related benefits and other headcount-related costs as well as the costs of office facilities and information technology systems. We fund these requirements through cash collections from our customers for the purchase of our software, consulting services and maintenance services. Amounts due from customers for software license and maintenance services are generally billed at the beginning of the contract term.

The cost of our recent acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings are repaid in subsequent periods with available cash provided by operating activities. At September 30, 2007, borrowings of $25.0 million were outstanding under our revolving credit facility.

Historically our cash flows have been subject to variability from year-to-year primarily as a result of one-time or infrequent events. In 2006, we refinanced our shareholder notes, which did not require any interest payment in 2005, with an incremental term loan which requires quarterly interest payments. For example, this refinancing shifted the cash payment of $5.5 million for 2005 interest accrued into 2006.

We expect that our future growth will continue to require investment in additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months and the foreseeable future thereafter.

In the fourth quarter of 2007, we completed our initial public offering. The net proceeds to the Company were $42.6 million which were used to repay a $25.0 million balance on our revolving credit facility and to make a $17.6 million prepayment on our term loan.

Analysis of Cash Flows

For the nine months ended September 30, 2007, net cash provided by operating activities was $12.1 million compared to $16.6 million provided during the comparable period of 2006. This decrease was primarily due to an increase in income tax payments in 2007, as the benefits of a tax loss carryover were fully used as we entered 2007. The total impact on cash provided by operating activities from taxes was $12.2 million.

Net cash used in investing activities was $12.4 million for the nine months ended September 30, 2007 compared to $36.9 million used during the comparable period of 2006. During the first nine months of 2007, we paid for two acquisitions, AIM and WSTP, which accounted for $5.9 million of our overall cash usage. The remaining use of cash during this period was $6.0 million for purchases of property and equipment. For the nine months ended September 30, 2006, net cash used in investing activities reflected $32.1 million related to our acquisitions of Welcom and C/S Solutions.

Net cash used in financing activities was $2.1 million for the first nine months of 2007 compared to $9.4 million provided during the first nine months of 2006. During 2007, we made an additional payment of $4.8 million to certain shareholders related to our 2005 recapitalization. We also paid $2.8 million for public offering costs during the nine months of 2007. These were partially offset by an increase in our net borrowings. Our cash provided by financing activities during the nine months of 2006 was due to our net borrowings during the period.

Impact of Seasonality

Fluctuations in our quarterly license fee revenues reflect in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors typically yield a peak in license revenue in the fourth quarter due to increased spending by our customers during that time. In 2006, our fourth quarter license revenues were higher than the next highest quarter in 2006 by 21%.

Our consulting services revenues are impacted by software license sales, the availability of our consulting resources to work on customer implementations, and the adequacy of our contracting activity to maintain full utilization of our available resources. As a result, services revenues are less subject to seasonal fluctuations.

Our maintenance revenues are not subject to seasonal fluctuations although cash flow from maintenance fees is impacted by the timing of annual maintenance renewals which occur mainly in the first and fourth quarters of the year.

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of debt obligations and commitments under facilities and operating leases. We generally do not enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of September 30, 2007:

	Payments Due By December 31,
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(dollars in thousands)
Term loan	$210,913	$538	$2,150	$2,150	$103,575	$102,500	$—
Revolving credit facility	25,000	—	—	—	25,000	—	—
Operating leases	25,628	1,606	6,242	6,030	5,876	4,575	1,299
Liability for redemption of stock in recapitalization	569	—	569	—	—	—	—
Other tax liabilities	718	—	—	—	—	—	718

The table above does not include interest payments with respect to outstanding loans, which are variable and therefore fluctuate with interest rate fluctuations. Based on the variable rate debt outstanding as of September 30, 2007, a hypothetical 1% increase in interest rates would increase interest expense by approximately $2.3 million on an annual basis.

The table also does not reflect the principal payments on the term loans after the prepayment made in the fourth quarter of 2007. Once this payment is made the repayment obligations will be zero in 2007, $0.5 million in 2008, $2.0 million in 2009, $95.9 million in 2010, and $94.9 million in 2011.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during the remainder of 2007 and 2008.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Indemnification

We provide limited indemnification to our customers against intellectual property infringement claims made by third parties arising from the use of our software products. Due to the established nature of our primary software products and the lack of intellectual property infringement claims in the past, we cannot estimate the fair value nor determine the total nominal amount of the indemnification, if any. Estimated losses for such indemnification are evaluated under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. We have secured copyright and trademark registrations for our software products with the U.S. Patent and Trademark Office, and we have intellectual property infringement indemnification from our third-party partners whose technology may be embedded or otherwise bundled with our software products. Therefore, we generally consider the probability of an unfavorable outcome in an intellectual property infringement case to be relatively low. We have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications.

Newly Adopted and Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in consolidated financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted FIN 48. See Note 9, Income Taxes, for further discussion of the impact of FIN 48 on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We do not expect that the adoption of SFAS 157 will have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money-market accounts on a short-term basis. At September 30, 2007, we had $4.4 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of December 31, 2006, we had approximately $230.5 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of September 30, 2007, a hypothetical 1% increase in interest rates would increase interest expense by approximately $2.3 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

In order to provide us with protection against significant increases in market interest rates, in June 2005 we entered into an interest rate cap covering $60 million of principal outstanding under our credit agreement. The agreement provides for payment to us equal to the excess, if any, of the LIBO Rate over 6.25% times $60 million. At September 30, 2007, the fair value of the interest rate cap was reduced to a nominal amount. This agreement expires on December 31, 2007.

Based on the investment interest rate and our cash and cash equivalents balance as of September 30, 2007, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $23,000 on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and the Philippine peso. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the nine months ended September 30, 2007 or 2006. To date, exchange rate fluctuations have had little impact on our operating results and cash flows given our limited international presence.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of material weaknesses in internal control over financial reporting by our management, as previously disclosed in our registration statement filed on Form S-1 (No. 333-142737) with the SEC, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective.

In light of the foregoing, we have performed additional substantive procedures with respect to our consolidated financial statements as of and for the three and nine month periods ended September 30, 2007. Accordingly, our management believes that such consolidated financial statements are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Form S-1 Registration Statement filed November 1, 2007, since August 2006 the Company has been engaged in a program to evaluate and improve the effectiveness of our system of internal control over financial reporting. During the quarter ended September 30, 2007, we implemented a new software and maintenance billing system to reduce our reliance on manual billing and revenue recognition processes. This new system and related new processes have materially affected our internal control over financial reporting primarily by automating processes that were previously performed manually.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings and claims that arise in the ordinary course of business. We assess our potential liability for any claim by analyzing available information, evaluating potential results (assuming a combination of litigation and settlement strategies) and estimating potential losses in consultation with outside counsel assisting in these matters. We are not currently involved in any legal proceeding or claim in which the ultimate outcome is likely to have a material adverse effect on our business, financial condition or results of operation. If new information arises or our evaluation of potential losses changes, including as a result of an adverse judgment, a significant settlement or an additional accrual, there could be a material adverse effect on our business, financial condition or results of operation in one or more periods.

Item 1A.	RISK FACTORS

There has been no material change in the information provided under the heading “Risk Factors” in our Prospectus dated November 1, 2007 and filed with the Securities and Exchange Commission on November 1, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

On July 9, 2007, Richard P. Lowrey purchased 3,115 shares of our common stock at a purchase price of $16.05 per share. The purchase did not require registration under the Securities Act of 1933, as amended (“Securities Act”), because the purchase was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D under the Securities Act as a transaction to an accredited investor by an issuer not involving a public offering.

During the three months ended September 30, 2007, we granted broad-based equity awards under our 2007 Stock Incentive and Award Plan to our employees, consisting of grants of options to purchase an aggregate of 183,500 shares of our common stock with an exercise price of $16.05 per share and grants of options to purchase an aggregate of 389,150 shares of our common stock with an exercise price of $16.12 per share. These option grants did not require registration under the Securities Act because the grants were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 under the Securities Act as transactions pursuant to written compensatory benefit plans and contracts relating to compensation with our employees.

(b) Use of Proceeds from Public Offering of Common Stock

In November 2007, we completed our initial public offering of our common stock (“IPO”) pursuant to a registration statement on Form S-1 (Registration No. 333-142737) which the U.S. Securities and Exchange Commission declared effective on October 31, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 9,000,000 shares of our common stock. All of the 9,000,000 shares of our common stock registered under the registration statement were sold at a price to the public of $18.00 per share. Credit Suisse Securities (USA) LLC acted as the representative of the underwriters and was the lead book-running manager. J.P. Morgan Securities Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated were the lead managers and Wachovia Capital Markets, LLC, William Blair & Company, LLC and Montgomery & Co., LLC were co-managers for the IPO.

As a result of the IPO, we raised a total of $54.2 million in gross proceeds, and approximately $42.6 million in net proceeds to us after deducting underwriting discounts and commissions of $3.8 million and estimated offering expenses of $7.8 million. As of September 30, 2007, we had not completed our IPO, and therefore none of the net proceeds of the offering had been received or used as of such date. However after the completion of our IPO in November 2007 and our receipt of the net proceeds of the offering, we used a portion of the proceeds to repay $42.6 million of indebtedness under our credit agreement.

In addition, we received approximately $3.8 million in proceeds from selling shareholders in connection with their exercise of options in the IPO. There has been no material change in the actual or planned use of proceeds from the IPO as described in the final prospectus with respect to our IPO filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 2007, our majority shareholder, the New Mountain Capital funds, approved the adoption of our 2007 Stock Incentive and Award Plan and Deltek, Inc. Employee Stock Purchase Plan, pursuant to an action by written consent of our majority shareholder pursuant to Section 228 of the Delaware General Corporation Law.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation of Deltek, Inc. (1)

3.2	Bylaws of Deltek, Inc. (1)

4.1	Form of specimen common stock certificate. (1)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: December 17, 2007	By:	/s/ Kevin T. Parker
Kevin T. Parker
Chairman, President and Chief Executive Officer

DELTEK, INC.

Dated: December 17, 2007	By:	/s/ James C. Reagan
James C. Reagan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Deltek, Inc. (1)

3.2	Bylaws of Deltek, Inc. (1)

4.1	Form of specimen common stock certificate. (1)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.