Form 10-K
period 2007-12-31
DELTEK, INC
filed 2008-03-31
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33772

DELTEK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13880 Dulles Corner Lane, Herndon, Virginia 20171	54-1252625
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(IRS Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: (703) 734-8606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
common stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its common stock in November 2007. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock and Class A common stock outstanding on March 18, 2008 was 43,079,835 and 100, respectively.

Documents incorporated by reference: Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of the registrant to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

DELTEK, INC.

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “Deltek,” “Company,” “we,” “us” and “our” refer to Deltek, Inc. and its consolidated subsidiaries (unless the context otherwise indicates).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part I (Risk Factors). The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements after the date of this Annual Report. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

PART I

Item 1.	Business

Company Overview

We are a leading provider of enterprise applications software and related services designed and developed specifically for project-focused organizations. Our customers represent a wide range of industries, including architectural and engineering (“A/E”) firms, aerospace and defense and other federal government contractors, information technology services firms, consulting companies, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others.

These project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities, rather than from mass-producing or distributing products, and they typically require specialized software to help them automate complex business processes around the engagement, execution and delivery of projects. Our software enables them to greatly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information and real-time performance measurements surrounding the management and delivery of projects.

With our software applications, project-focused organizations can better measure business results, optimize performance and streamline operations, thereby enabling them to win new business. As of December 31, 2007, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

We believe the potential market for enterprise applications software for project-focused organizations is large and growing. Project-focused firms span numerous industries and range in size from small and medium-sized local and regional firms to Fortune 100 global organizations. International Data Corporation (“IDC”) estimated the size of the worldwide enterprise software market for project-focused organizations at $17.4 billion in 2005 and projected it to grow to $21.4 billion by 2010.

We believe that spending on software and technology in this market is increasing in large part due to growth in the services-based economy and the fact that enterprise applications software has generally become more affordable and accessible to small and medium-sized businesses. In 2006, AMR Research estimated that the small and midsize business market segment of the enterprise applications software market is the fastest growing segment, with expected cumulative annual growth rates of 8% to 10% from 2005 to 2010. We believe we are well positioned in this segment, as more than 95% of our customers have less than 1,000 employees.

Our enterprise applications software products provide end-to-end business process functionality designed to streamline and manage the complex business processes of project-focused organizations. Our software solutions are industry-specific and “purpose-built” for businesses that plan, forecast and otherwise manage their business processes based on projects, as opposed to generic software solutions that are generally designed for repetitive, unit-production-style businesses. Our broad portfolio of software applications includes:

•

Comprehensive financial management solutions that integrate project control, financial processing and accounting functions, providing business owners and project managers with real-time access to information needed to track the revenue, costs and profitability associated with the performance of any project or activity;

•

Business applications that enable employees across project-focused organizations to more effectively manage and streamline business processes, including resource management, sales generation, human resources, corporate governance and performance management; and

•

Enterprise project management solutions to plan and manage project costs and schedules, measure earned value, evaluate, select and prioritize projects based on strategic business objectives and facilitate compliance with regulatory reporting requirements.

For the year ended December 31, 2007, our total revenue increased 22% to $278.2 million, and our net income increased 47% to $22.5 million over the prior year.

See Item 7, “Company Overview” and “History” for additional information related to the development of our business.

Industry Overview

Enterprise applications software provides organizations with the ability to streamline, automate and integrate a variety of business processes, including financial management, supply chain management, human capital management, project and resource management, customer relationship management, manufacturing and business performance management.

General purpose enterprise application vendors often are not able to meet the needs of project-focused businesses because they lack project-focused capabilities and market functionality. Adapting general purpose software to meet the needs of project-focused businesses and organizations frequently results in significantly higher deployment costs and longer implementation times and can require increased levels of ongoing support. It can also result in missing or inaccurate metrics that are critical to driving better business performance.

In 2007, Forrester Research, a leading industry research firm, identified the project-focused business software market as a separate category of enterprise applications software. Their findings indicated that project-focused organizations are inadequately served by existing generic enterprise software applications developed for the manufacturing world. According to Forrester Research, business process and applications professionals seeking a project-focused solution remain frustrated with many project management, enterprise resource planning and customer relationship management solutions that are ill-equipped to address the project needs of an industry. Forrester Research also observed that business process and applications professionals will continue to seek solutions that align interactive processes and streamline delivery of engagements, projects and programs. Forrester Research generally observed that project-focused organizations require highly specialized applications software that automates and streamlines project-focused engagements, projects and programs.

The unique characteristics of project-focused organizations create special requirements for their business applications that frequently surpass the capabilities of generic applications software packages (for example, those designed primarily for manufacturing or financial services firms). Project-focused organizations require sophisticated, highly integrated software applications that automate end-to-end business processes across each stage of the project lifecycle. Project lifecycles vary significantly in length and complexity and can be difficult to forecast accurately. These projects need to be managed within the context of a company’s complete portfolio of existing and potential future projects.

Project-focused organizations often operate in environments or industries that pose unique challenges for their managers, who are frequently required to maintain specific business processes and accounting methodologies to meet contract requirements. For example, government contractors are subject to oversight by various U.S. federal government agencies, such as the Government Accountability Office (“GAO”) and the Defense Contract Audit Agency (“DCAA”), which have regulations that require these companies to have the ability to accurately maintain and audit specific project-based accounting records and to report on their compliance with government cost accounting requirements.

Our Competitive Strengths

Our key competitive strengths include the following:

•

Superior Value Proposition. Our software applications offer built-in project functionality at their core, making them faster and less costly to deploy, use and maintain when compared to general purpose enterprise applications. Our modular software architecture also enables our products to be deployed as a comprehensive solution or as individual applications, which provides our customers with the flexibility to select the applications that are relevant to them. Conversely, generic “one size fits all” applications software often requires extensive customization to add the specific functionality needed to manage complex project-focused organizations. This customization usually requires significantly more time and expense for the customer to install, operate and maintain the software.

•

Built-In Processes and Compliance. Project-focused organizations are often challenged with tracking and complying with intricate accounting policies and procedures, auditing requirements, contract terms and customer expectations. Our software is designed to make it easy for project managers and business executives to accurately monitor and measure specific project performance in detail with consistent application of business processes. Our applications also enable our customers to maintain and report compliance with contract requirements to government agencies and their customers.

•

Deep Domain Expertise. For more than 24 years, our exclusive focus on meeting the complex needs of project-focused organizations has provided us with extensive knowledge and industry expertise. Our significant subject matter expertise enables us to develop, implement, sell and support applications that are tailored to the existing and future needs of our customers.

•

Leading Market Position. We are a leading provider of enterprise applications software designed specifically for project-focused organizations. Our customer base includes leading federal information technology contractors, architectural and engineering firms, information technology services companies and aerospace and defense companies.

Our Business Strategy and Growth Opportunities

We plan to focus on the following objectives to enhance our position as a leading provider of enterprise software applications to project-focused organizations:

•

Expanding Penetration of Established Markets. We believe that our strong brand recognition and leading market position within the project-focused software market, particularly among the A/E and government contracting industries, provide us with significant opportunities to expand our sales within these markets.

•

Expanding Within Existing Customer Base. We are continuously looking to increase our sales to our existing customers, both by increasing the number of our applications utilized by them and by offering upgrades from our legacy applications to our current portfolio. We offer a broad range of project-focused software applications addressing a variety of business processes and regularly introduce additional functionality to further expand the capabilities of our applications as well as simplify and accelerate deployment of our existing products. We also introduce new products through internal development, acquisitions and partnering with third parties. We believe that customers experiencing the benefits afforded by our applications will look to us as they expand the scope of business processes that they seek to automate.

•

Expanding Our Network of Alliance Partners. We have a growing network of alliance partners to assist our marketing, sales and product implementation efforts in the United States and in international markets. This network includes various market participants in the enterprise applications software industry, such as software resellers, industry-specific vendors, software consultants, complementary technology providers, accounting and tax advisors and data and server infrastructure service providers. We plan to expand this network of alliance partners to help penetrate new markets, increase our geographical sales force coverage and develop and maintain attractive software products.

•

Growing Our Presence in New Markets. We believe that our experience and success in attaining leadership in a number of key project-focused industries provides us with the opportunity to penetrate additional project-focused markets. We are building upon our track record of customer successes outside our established markets in industries such as consulting, information technology services, discrete project manufacturing and grant-based not-for-profits. We continue to develop additional industry-specific product functionality and are investing in targeted sales and marketing activities for new markets.

•

Growing Internationally. We intend to further expand our presence outside the United States, initially targeting countries where English is the primary business language. We believe project-focused organizations in Canada, the United Kingdom, the Middle East, Europe and the Asia-Pacific region are currently underserved for the products we offer. We are increasing the size of our international sales, consulting, support and marketing organizations, as well as modifying existing products to meet the needs of our existing and future international customers.

•

Making Strategic Acquisitions. Since October 2005, we have acquired five companies to broaden our product portfolio, expand our customer base, and add additional development, services and support resources. We plan to continue to pursue acquisitions that present a strong strategic fit with our existing operations and are consistent with our overall growth strategy. We also may target future acquisitions of varying sizes to expand or add product functionality and capabilities to our existing product portfolio, add new products or solutions to our product portfolio or further expand our services team.

Our Products and Services

Products

We provide integrated solutions that are designed to meet the evolving needs of project-focused organizations of various sizes and complexity. These organizations use our software to automate critical business processes across all phases of the project lifecycle, including business development, project selection and prioritization, resource allocation, project planning and scheduling, team collaboration, risk mitigation, accounting, reporting and analysis. Our portfolio of applications is designed to provide the following benefits to our customers:

•

Improving Business Decisions. Our applications enable decision makers to analyze multiple facets of their businesses in real-time and improve decision making by providing reporting, business intelligence, planning and analytical capabilities.

•

Optimizing Resources. Our applications enable automation of scheduling, allocation, budgeting and forecasting of resources dispersed across projects based on skills, location, availability and other attributes. As a result, resource planners can determine whether proposed fees are accurate, appropriate staff is available and utilized effectively, and projects are completed on time and on budget.

•

Winning New Business. Our customer relationship management applications enable our customers’ sales and marketing groups to generate demand for their services, build stronger customer relationships, manage their project pipeline, more accurately forecast revenue, automate proposals and create accurate estimates for proposed services.

•

Streamlining Business Operations. Our applications help organizations lower their transaction processing costs, improve billing processes, improve cash flow and reduce administrative burdens on employees through automation of a variety of key business processes, including time collection, expense management and employee self-service.

•

Facilitating Compliance and Governance. Our applications help organizations comply with complex accounting and auditing requirements and report compliance to government agencies and their customers and maintain standardized controls around key business processes.

•

Managing, Evaluating and Prioritizing Projects. Our applications enable our customers to efficiently manage project profitability, monitor project schedule and progress and evaluate, select and prioritize projects based on strategic business objectives. In addition, our earned value management applications enable organizations to plan and monitor the complex relationships between actual and forecasted project costs, schedules, physical progress and earned revenue.

Our applications portfolio is comprised of four major product families, each designed to meet the specific functionality and scalability requirements of the project-focused industries and customers we serve. The following table outlines our major product families:

Product Family	Targeted Customers and Value Proposition	Features and Functionality
Deltek Costpoint

•     Sophisticated, medium- and large-scale project-focused organizations such as government contractors and commercial project-focused organizations.

•     Customers purchase Costpoint to manage complex project portfolios and to facilitate compliance with detailed regulatory requirements. The Costpoint product family includes a broad set of scalable, integrated applications that streamline project-focused business processes across multiple disciplines and geographic locations.

•     Provides a comprehensive financial management solution that tracks, manages and reports on key aspects of a project: planning, estimating, proposals, budgets, expenses, indirect costs, purchasing, billing, regulatory compliance and materials management.

•     Includes a portfolio of business applications which deliver specialized functionality such as time collection, expense management, employee self-service, business performance management and human capital management.

•     Scales to support complex business processes and large numbers of concurrent users.

Deltek Vision

•     Professional services firms of all sizes, including A/E, information technology, design and management consulting firms.

•     Customers purchase Vision for its ability to automate end-to-end business processes for project-focused firms, its intuitive Web-based interface and its innovative capabilities such as mobile device support and executive dashboards.

•     An integrated solution that incorporates critical business functions, including project accounting, customer relationship management, resource management, time and expense capture and billing.

•     Provides decision makers with real-time information across all business processes, allowing them to identify project trends and risks to facilitate decision making, improve business performance and align users around common goals.

•     Highlights key performance indicators to determine project health and provides “one-click” access to project details needed to pinpoint and quickly resolve root causes of issues.

Product Family	Targeted Customers and Value Proposition	Features and Functionality
Deltek GCS Premier

•     Small and medium-sized government contractors who find that the limitations of spreadsheets and traditional small-business accounting packages prevent them from meeting government audit requirements in a cost-effective way.

•     Customers purchase GCS for its ease of installation, built-in functionality and compliance with government regulations and reporting requirements and proven track record of customer success.

•     Provides a robust accounting and project management solution that is cost effective, easy to use and helps firms comply with DCAA and other regulatory requirements.

•     Provides a full view of project and financial information, enabling firms to respond quickly and accurately to variations in plans and profit projections.

Enterprise Project Management Solutions

•     Professional services firms of all sizes that manage complex project portfolios. Our enterprise project management solutions help firms select the right projects, allocate resources across projects, mitigate risks and ultimately complete projects on time and on budget.

•     Customers purchase our enterprise project management software for its ability to offer end-to-end capabilities in project selection, planning, risk assessment, resource balancing and earned value management reporting.

•     Provides a comprehensive solution for enterprise project management.

•     Includes Deltek Cobra, the market-leading system for managing project costs, measuring earned value and analyzing budgets, actual costs and forecasts. With Cobra, businesses can measure the health and performance of projects and satisfy government-mandated regulations.

•     Includes Deltek Open Plan, an enterprise-grade project management system and Deltek wInsight, a leading tool for calculating, analyzing, sharing, consolidating and reporting on earned value data.

•     Our enterprise project management solutions offer risk management and reporting tools and support many industry-standard third party project scheduling tools.

Consulting Services

We employ a services team that provides a full range of consulting and technical services, from the early planning and design stages of an implementation to end-user training and after-implementation consulting services. Our services team is comprised of application consultants, project managers and technical applications specialists who work closely with our customers to implement and maintain our software solutions. Our primary consulting services offerings may be categorized into the following activities:

•	Solution architecture services that align our applications and software solutions with our customers’ business processes;

•

Application implementation services for our products, including business process design, software installation and configuration, application security, data conversion, integration with legacy applications and project management;

•	Technology architecture design and optimization of our applications and related third party software and hardware configuration in our customers’ specific technology environments;

•

Project team and end-user training for our customers and partners in the functionality, configuration, administration and use of our products, including classroom training at various internal facilities, which we refer to as Deltek University; classroom training at customer sites; public seminars and webinars; and self-paced, self-study e-learning modules; and

•

After-implementation consulting services, including version upgrade consulting, system productivity review, industry best practice consulting, network/database maintenance services, acquisition integration support and long-term strategic business system planning.

Technical Maintenance and Support

We receive maintenance services fees from customers for product support, upgrades and other customer services. Our technical support organization focuses on answering questions, resolving issues and keeping our customers’ operations running efficiently. We offer technical support through in-person unlimited phone-based support six days a week, and we also provide 24x7 access to our web support system. Our comprehensive support programs also include ongoing product development and software updates, which includes minor enhancements, such as tax and other regulatory updates, as well as major updates such as new functionality and technology upgrades.

Our maintenance services revenues have been growing primarily as a result of our growth in license revenue, strong customer satisfaction with our products, low customer turnover, and our customers’ need to purchase additional licenses as their businesses grow. Initial annual maintenance fees are set as a fixed percentage of the software list price at the time of the initial license sale. Maintenance services are generally billed quarterly and paid in advance.

Customers

We consider a customer to be an organization that has purchased one or more licenses for our software, maintenance or support for those licenses, or services related to that software, pursuant to a written agreement or a “click-wrap” license that is activated upon installation.

As of December 31, 2007, we had over 12,000 customers worldwide representing a wide range of industries, including A/E firms, aerospace and defense and other federal government contractors, information technology services firms, consulting companies, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others. Our software is used by organizations of various sizes, from small businesses to large enterprises. In 2007 no single customer accounted for 5% or more of our total revenue.

Sales and Marketing

We sell our products primarily through our own sales force complemented by a growing network of indirect sales partners. Our direct sales force consists of experienced software sales professionals organized by customer type (for example, new v. existing) under common management. Our sales teams all operate under a common sales methodology that focuses on the individual markets and customers we serve. Our network of alliance partners complements our direct sales efforts by selling our products to specific customer segments and providing implementation services and support to our customers. These alliance partners primarily serve our Vision product family, support our international sales activity and provide sales and implementation support for our products sold to the entry level government contracting and A/E markets. Our indirect sales channel is comprised of independent reseller partners who primarily cover entry level markets. In 2007, our direct sales force generated approximately 90% of our license revenue sales and our indirect channel was responsible for the remaining 10%.

In 2007, 2006 and 2005, more than 95% of our total revenue was generated from customers inside the United States, and less than 5% of our revenue was generated from international customers.

See Note 17, “Segment Information,” of our consolidated financial statements contained elsewhere in this Annual Report for additional information related to our revenue derived from international customers. See Item 2, “Properties” for information related to our long-lived assets located domestically and in foreign countries.

We engage in a variety of marketing activities, including market research, product promotion and participation at industry conferences and trade shows, in order to optimize our market position, enhance lead generation, increase overall brand awareness, increase our revenues within key markets and promote our new and existing products.

Strategic Alliances

A significant component of our business strategy is to maintain and form alliances to better enable us to market, sell and implement our software and services. Our existing alliances encompass a wide variety of technology companies, business services firms, value-added resellers, accounting firms, specialized consulting firms, software vendors, business process outsourcers and other service providers. These alliances enable us to:

•	Provide infrastructure technologies on which our products operate, including database, hardware and platform solutions;

•	Provide applications that leverage our customers’ existing information technology infrastructure;

•	Provide applications that complement and integrate with our products;

•	Provide our customers with additional point solution functionality complementing their Deltek applications;

•	Sell our products into new markets and geographies;

•	Promote wider acceptance and adoption of our solutions;

•	Receive referrals from accounting, tax and related advisory service providers;

•	Provide managed services for our solutions;

•	Provide off-site hosting and/or managed infrastructure services;

•	Offer an alternative to our customers that would rather outsource systems administration and information technology management;

•	Provide products and business services that complement back-office systems, such as forms and checks; and

•	Offer additional products and features to our customer base.

Research and Development

Our research and development organization is structured to optimize our efforts around the design, development and release of our products. Specific disciplines within research and development include engineering, programming, quality assurance, product management, documentation, design and project management. Our research and development expenses were $42.9 million, $37.3 million and $26.2 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, we had approximately 400 employees in research and development, including approximately 240 in the United States and approximately 155 in Manila, Philippines. To complement our internal capabilities, we contract with a third party offshore development facility in Bangalore, India for additional product development. This third party facility includes approximately 50 software and product developers that are trained on several of our products. This third party arrangement allows us to increase our staffing capabilities on a project-by-project basis and as the need for additional development support arises.

Technology

In the development of our software, we use broadly adopted, standards-based software technologies in order to create, maintain and enhance our project-focused solutions. Our solutions are both scalable and easily integrated into our customers’ existing information technology infrastructure. Our software design and engineering efforts are tailored to meet specific requirements of project-focused enterprises and provide the optimal experience for end-users who interact with our software to accomplish their job requirements.

The specific architecture and platform for each of our major product families is as follows:

•

Vision offers a full range of highly integrated applications, which incorporate critical business functions, including project accounting, customer relationship management, resource management, time and expense capture and billing. Vision is a completely web-native software application based on the latest Microsoft platform technologies, including Microsoft.NET (“.NET”), Microsoft SQL Server and the Microsoft Office System. Designed for small and medium-sized businesses, Vision is intended to minimize the technology burden on firms with limited information technology staff.

•

Costpoint is designed to automate and manage complex project-focused business processes. Built using Java 2 Platform, Enterprise Edition (“J2EE”) technology, Costpoint is highly configurable and modular, enabling our customers to support project-centric business processes and large workloads. Costpoint’s modular architecture supports seamless integration of business applications which deliver specialized functionality such as time collection, expense management, business performance management, employee self-service and human capital management.

•

GCS Premier is a turnkey Windows application designed for small and medium-sized government contracting organizations. Built using .NET platform technologies, this solution is designed to be easy to install, learn and maintain with minimal information technology support.

•

Our Enterprise Project Management Solutions product line provides a comprehensive enterprise project management solution for our customers, including earned value management throughout the project lifecycle. Built using .NET and web-based technologies, these solutions integrate with our own applications as well as third party applications. This product line also includes a secure, web-based collaboration portal that provides the ability for distributed team members to collaborate on a project.

Our products are designed for easy deployment and integration with third party technologies within a company’s enterprise, including application servers, security systems and portals. Costpoint and Vision also provide web services interfaces and support for Service-Oriented Architectures to facilitate enhanced integration within the enterprise.

Competition

The global enterprise applications market for project-focused organizations is competitive and segmented. When competing for large enterprise customers with over 1,000 employees, we face the greatest competition from large, well-capitalized competitors such as Oracle, SAP and Lawson Software. These larger companies have recently refocused their marketing and sales efforts to the middle market, in which we have a substantial market position. These vendors seek to influence customers’ purchase decisions by emphasizing their more comprehensive horizontal product portfolios, greater global presence and more sophisticated multi-national product capabilities. In addition, these vendors commonly bundle their enterprise resource planning solutions with a broader set of software applications, including middleware and database applications, and often significantly discount their individual solutions as part of a potentially larger sale.

When competing for middle-market customers, which range in size from 100 to 1,000 employees, we often compete with vendors such as Epicor, Lawson Software and Primavera. Middle-market customers are typically searching for industry specific functionality, ease of deployment and a lower total cost of ownership with the ability to add functionality over time as their businesses continue to grow.

When competing in the small business segment, which consists of organizations with fewer than 100 employees, we face fewer competitors, including JAMIS, BST Global and Microsoft. Customers in the small business segment typically are searching for solutions which provide out-of-the-box functionality that help them automate all of their business processes and improve operational efficiency.

Although some of our competitors are larger organizations, have greater marketing resources and offer a broader range of applications and infrastructure, we believe that we compete effectively on the basis of our superior value proposition, built-in compliance functionality, domain expertise, leading market position and highly referenceable customer base.

Intellectual Property

We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary rights. We provide our software to customers pursuant to license agreements, including shrink-wrap and click-wrap licenses. These measures may afford only limited protection of our intellectual property and proprietary rights associated with our software. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our software, technology or business plans.

We also incorporate a number of third party software products into our technology platform pursuant to relevant licenses. We use third party software, in certain cases, to meet the business requirements of our customers. We are not materially dependent upon these third party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2007, we had 1,255 employees worldwide, including 173 in sales and marketing, 401 in product development, 512 in customer services and support and 169 in general and administrative positions. Of our 1,255 worldwide employees, 1,070 were located in the United States and 185 were located internationally. None of our employees is represented by a union or is a party to a collective bargaining agreement.

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available on our website (http://investor.deltek.com), free of charge, as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. These filings are also available on the Securities and Exchange Commission’s website (www.sec.gov).

Item 1A.	Risk Factors

Risks Related to Our Business

Our business is exposed to the risk that adverse economic conditions, particularly in the United States, will reduce or defer the demand for project-based enterprise applications software and solutions.

Demand for project-based enterprise applications software and solutions is dependent on the operations, budgets and overall financial condition of our customers. Economic downturns or inflationary pressures in the United States could have an adverse effect on the business and financial condition of our customers and could cause them to purchase fewer of our products or solutions or to defer purchases of our products or solutions. For the year ended December 31, 2007, more than 95% of our total revenue was generated in the United States. As a result, our business activity is particularly dependent upon economic conditions in the United States. If adverse economic conditions in the United States continue or worsen, our results of operations could be adversely affected.

If we are not able to manage our anticipated future growth successfully, we may not be able to maintain or increase our revenues and profitability and our business reputation could be materially adversely affected.

Managing our growth is one of our greatest challenges. Between 2005 and 2007, our total revenue increased from $153.0 million to $278.2 million, or approximately 82%, and our license revenue increased from $45.9 million to $87.1 million, or approximately 90%. During this same period, our total worldwide headcount has increased from 876 employees at the end of 2005 to 1,255 employees worldwide at December 31, 2007.

Past and future growth will continue to place significant demands on our management, financial and accounting systems, information technology systems and other components of our infrastructure. To meet our growth and related demands, we continue to invest in enhanced or new systems, including enhancements to our accounting, billing and information technology systems. We may also need to hire additional personnel, particularly in our sales, marketing, professional services, finance, administrative, legal and information technology groups.

If we do not correctly anticipate our needs as we grow, if we fail to successfully implement our enhanced or new systems and other infrastructure improvements effectively and timely or if we encounter delays or unexpected costs in hiring, integrating, training and guiding our new employees, we may be unable to maintain or increase our revenues and profitability and our business reputation could be materially adversely affected.

If our quarterly and annual operating results fluctuate in the future, or if we fail to meet or exceed the expectations of securities analysts or investors, our stock price could decline.

Historically, our operating results have varied from quarter to quarter and from year to year. Consequently, we believe that investors should not view our historical revenue and other operating results as accurate indicators of our future performance. A number of factors contribute to the variability in our revenue and other operating results, including the following:

•	the number and timing of major customer contract wins, which tend to be unpredictable and which may disproportionately impact our license revenue and operating results;

•	the higher concentration of our license sales in the last month of each quarter resulting in diminished predictability of our quarterly results;

•	the higher concentration of our license sales in the last quarter of each fiscal year, resulting in diminished predictability of our annual results;

•	the discretionary nature of our customers’ purchases, varying budget cycles and amounts available to fund purchases resulting in varying demand for our products and services;

•	delays or deferrals by customers in the implementation of our products;

•	the level of product and price competition;

•	the length of our sales cycles;

•	the timing of recognition of deferred revenue;

•	any significant change in the number of customers renewing or terminating maintenance agreements with us;

•	our ability to develop and market new software enhancements and products;

•	announcements of technological innovations by us or our competitors;

•	the relative mix of products and services we sell;

•	developments with respect to our intellectual property rights or those of our competitors;

•	our ability to attract and retain qualified personnel; and

•	global and domestic economic conditions.

As a result of these and other factors, our operating results may fluctuate significantly from period to period and may not meet or exceed the expectations of securities analysts or investors. In that event, the price of our common stock could be adversely affected.

If we are not able to remedy our weaknesses and other deficiencies in our internal controls, investors could lose confidence in our financial reporting, and our stock price could decline.

Through our ongoing assessment of our system of internal controls over financial reporting, the following represent material weaknesses we have identified and are in the process of remediating:

Financial Close and Reporting

•	Lack of formal financial policies and procedures.

•	Inadequate account reconciliation and analysis process.

•	Lack of spreadsheet controls, such as the ability to restrict access and monitor changes to, and verify the accuracy of, spreadsheets.

Revenue

•	Inadequate controls around accuracy of billing and revenue recognition.

•	Inadequate documentation and review of software revenue recognition decisions.

Information Technology

•	Inadequate systems access and change management controls.

The material weaknesses we have identified and our remediation plans are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Control over Financial Reporting.”

While we have taken certain remedial actions and are taking further remedial actions, additional controls must be implemented and each newly designed control must be tested successfully before we can be reasonably assured that our internal controls and disclosure controls and procedures are effective.

Remediating our identified control deficiencies depends on several factors, including testing new accounting applications or other related software and applications. Our implementation of changes to our internal controls in connection with our remediation plans are expected to require substantial expenditures, could take a significant period of time to complete and could distract our officers and employees from the operation of our business.

Through December 31, 2007, we have incurred approximately $3.8 million for services provided by a third party consulting firm to help us develop and execute our plan to improve the effectiveness of our internal controls.

We estimate that we will have remediated all of the identified material weaknesses that we have identified to date by the end of the second calendar quarter of 2008, though operational testing of the remediated controls will continue after the second calendar quarter of 2008. However, we cannot be certain whether we will complete the necessary remedial actions in the estimated timeframe or predict whether these actions will prevent us from having new or repeated material weaknesses or other deficiencies in our internal controls or ineffective disclosure controls and procedures. Investors could lose confidence in our financial reporting if we have not remedied such weaknesses, and our stock price could decline.

Material weaknesses in our internal controls may impede our ability to produce timely and accurate financial statements, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business reputation and stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the Securities and Exchange Commission within prescribed time periods. As part of The NASDAQ Global Select Market listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. In light of our identified material weaknesses and other deficiencies in our internal controls, and notwithstanding our ongoing efforts to remediate our control weaknesses, we may not be able to produce reliable financial statements or to file these financial statements as part of a periodic report in a timely manner with the Securities and Exchange Commission and to comply with The NASDAQ Global Select Market listing requirements. We have had to restate our financial statements in the past, in part due to inadequate internal controls, and we could face potential restatements in the future. The impact of our prior restatement is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Control over Financial Reporting.” If we are required to restate our financial statements in the future, any specific adjustment may be adverse and may cause our operating results and financial condition, as restated, on an overall basis to be materially and adversely impacted. As a result, we or members of our management could be the subject of adverse publicity, investigations and sanctions by such regulatory authorities as the Securities and Exchange Commission and be subject to stockholder lawsuits. Any of the above consequences could cause our stock price to decline materially and could impose significant unanticipated costs on us.

As of each year end beginning with the year ending December 31, 2008, we will be required to evaluate our internal control over financial reporting and to provide in our Form 10-K our assessment of our internal controls to our stockholders. At the same time, our registered independent public accounting firm will be required to evaluate and assess our internal control over financial reporting. To the extent we have material weaknesses or other deficiencies in our internal controls, we may determine that we have ineffective internal controls as of December 31, 2008, or any subsequent year end, and we may receive an adverse assessment of our internal controls from our auditors. Any material weaknesses or other deficiencies in our internal controls may delay the conclusion of an annual audit or a review of our quarterly financial results.

If we are not able to issue our financial statements in a timely manner, or if we are not able to obtain the required audit or review of our financial statements by our registered independent public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the Securities and Exchange Commission and the listing requirements of The NASDAQ Global Select Market. If these events occur, our common stock listing on The NASDAQ Global Select Market could be suspended or terminated, and our stock price could materially suffer. Absent a waiver, we also would be in default under our credit agreement, and our lenders could accelerate any obligation we have to them. In addition, we, or members of our management, could be subject to investigation and sanction by the Securities and Exchange Commission and other regulatory authorities and to stockholder lawsuits, which could impose significant additional costs on us, divert management attention and materially harm our business reputation and stock price.

If we are unsuccessful in entering new market segments or further penetrating our existing market segments, our revenue or revenue growth could be materially adversely affected.

Our future results depend, in part, on our ability to successfully penetrate new markets, as well as to expand further into our existing markets. In order to grow our business, we expect to expand to other project-focused markets in which we have less experience, such as management consulting, information technology services, discrete project manufacturing and grant-based not-for-profits. Expanding into new markets requires both considerable investment of technical, financial and sales resources and coordinated management of the process. We also will continue to focus on maintaining and increasing our market share in our existing markets.

Although we strive to add functionality to our products to address the specific needs of both existing customers and new customers, we may be unsuccessful in developing appropriate products, devoting sufficient resources to add all desirable functionality, or pursuing effective strategies for product development and marketing.

Our current or future products may not appeal to potential customers in new or existing markets. If we are unable to execute upon this element of our business strategy and expand into new markets or maintain and increase our market share in our existing markets, our revenue or revenue growth may be materially adversely affected.

If our existing customers do not buy additional software and services from us, our revenue and revenue growth could be materially adversely affected.

Our business model depends, in part, on the success of our efforts to maintain and increase sales to our existing customers. Our installed customer base has typically generated additional new license, professional service and maintenance revenue. We may be unsuccessful in maintaining or increasing sales to our existing customers for any number of reasons, including our inability to deploy new applications and features for our existing products or to introduce new products and services that are responsive to the business needs of our customers. If we fail to generate additional business from our customers, our revenue could grow at a slower rate or even decrease in material amounts.

If we are not successful in expanding our international business, our revenue growth could be materially adversely affected.

While we currently have customers in approximately 60 countries, we generated less than 5% of our total license revenue in 2006 and 2007 from international markets. Our ability to expand internationally will require us to deliver product functionality and foreign language translations that are responsive to the needs of the international customers that we target. Additionally, we conduct our international business through our direct sales force and also through independent reseller partners. If we are unable to hire a qualified direct sales force, identify beneficial strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our failure to expand successfully in international markets could materially adversely affect our revenue growth. Expansion internationally will require significant attention from our management and will require us to add additional management and other resources in these markets.

If we do not successfully address the potential risks associated with our current or future international operations, we could experience increased costs or our operating results could be materially adversely affected.

We currently have customers in approximately 60 countries, including in the United Kingdom, Europe, the Middle East and the Asia-Pacific region, and we intend to expand our international markets. Currently, we have facilities in Canada, the Philippines, Australia and the United Kingdom.

Doing business internationally involves additional potential risks and challenges, including:

•	our inexperience in international markets and managing international operations, including a global workforce;

•	our ability to conform our products to local business practices or standards, including developing multi-lingual compatible software;

•	competition from local and international software vendors;

•	disruptions in international communications resulting from damage to, or disruptions of, telecommunications links, gateways, cables or other systems;

•	potential difficulties in collecting accounts receivable and longer collection periods;

•	unstable political and economic conditions, including in those countries in which development operations occur;

•	potentially higher operating costs due to local laws, regulations and market conditions;

•	foreign currency controls and fluctuations;

•	reduced protection for intellectual property rights in a number of countries where we may operate;

•	compliance with multiple, potentially conflicting and frequently changing governmental laws and regulations;

•	seasonality in business activity specific to various markets that is different than our recent historical trends;

•	potentially longer sales cycles;

•	potential restrictions on repatriation of earnings, including changes in the tax treatment of our international operations; and

•	potential restrictions on the export of technologies such as data security and encryption.

These risks could increase our costs or adversely affect our operating results.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we may acquire or invest in complementary businesses, technologies, product lines or services organizations. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

•	difficulty integrating acquired products and technology into our software applications and business strategy;

•	inability to achieve the desired or anticipated revenue or cost synergies and benefits;

•	difficulty in coordinating and integrating our sales, marketing, services, support and development activities, successfully cross selling products and managing the combined organizations;

•	retaining strategic alliance partners on attractive terms;

•	difficulty retaining, integrating and training key employees of the acquired business;

•	difficulty and cost of establishing and integrating controls, procedures and policies;

•	difficulty in predicting and responding to issues related to product transition, such as development, distribution and customer support;

•

the possibility that customers of the acquired business may dislike our new ownership, may transition to different technologies offered by our competitors, or may attempt to renegotiate contract terms or relationships, including maintenance agreements;

•	disruption of our ongoing business and diversion of management from day-to-day operations due to integration issues;

•	the possibility that goodwill or other intangible assets may become impaired and will need to be written off in the future;

•

potential failure of the due diligence process to identify significant issues, including product quality, architecture and development issues or legal and financial contingencies (including ongoing maintenance or service contract concerns); and

•	claims by third parties relating to intellectual property.

If our customers fail to renew or otherwise terminate their maintenance services agreements for our products, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our maintenance services revenues and our operating results could be materially harmed.

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue, constituting approximately 37% and 36% of our total revenue in 2007 and 2006, respectively.

Our maintenance and support services are generally billed quarterly and are generally paid in advance. A customer may cancel its maintenance services agreement on 30 days’ notice prior to the beginning of the next scheduled period. At the end of a contract term, or at the time a customer has quarterly cancellation rights, a customer could seek a modification of its maintenance services agreement terms, including modifications that could result in lower maintenance fees or our providing additional services without associated fee increases.

A customer may also elect to terminate its maintenance services agreement and rely on its own in-house technical staff or other third party resources or may replace our software with a competitor’s product. If our maintenance services business declines due to contract terminations, or if we are forced to offer pricing or other maintenance terms that are unfavorable to us, our maintenance services revenues and operating results could be materially adversely affected.

If we are required to defer recognition of license revenue for a significant period of time after entering into a license agreement, our operating results could be materially adversely affected in any particular quarter.

We may be required to defer recognition of license revenue from a license agreement with a customer if, for example:

•	the software transactions include both currently deliverable software products and software products that are under development or require other undeliverable elements;

•	a particular customer requires services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	the software transactions involve customer acceptance criteria;

•	there are identified product-related issues, such as known defects;

•	the software transactions involve payment terms that are longer than our standard payment terms or fees that depend upon future contingencies; or

•

under the applicable accounting requirements, we are unable to separate recognition of license revenue from maintenance or other services-related revenue, thereby requiring us to defer license revenue recognition until the services are provided.

Deferral of license revenue may result in significant timing differences between the completion of a sale and the actual recognition of the revenue related to that sale. However, we generally recognize commission and other sales-related expenses associated with sales at the time they are incurred. As a result, if we are required to defer a significant amount of revenue, our operating results in any quarter could be materially adversely affected.

If we fail to forecast the timing of our revenues or expenses accurately, our operating results could be materially lower than anticipated.

We use a variety of factors in our forecasting and planning processes, including historical trends, recent customer history, expectations of customer buying decisions, customer implementation schedules and plans, analyses by our sales and service teams, maintenance renewal rates, our assessment of economic or market conditions and many other factors. While these analyses may provide us with some guidance in business planning and expense management, these estimates are inherently imprecise and may not accurately predict the timing of our revenues or expenses. A variation in any or all of these factors could cause us to inaccurately forecast our revenues or expenses and could result in expenditures without corresponding revenue. As a result, our revenues and our operating results could be materially lower than anticipated.

To maintain our competitive position, we may be forced to reduce prices or limit price increases, which could result in materially reduced revenue, margins or net income.

We face significant competition across all of our product lines from a variety of sources, including larger multi-national software companies, smaller start-up organizations, point solution application providers, specialized consulting organizations, systems integrators and internal information technology departments of existing or potential customers. Several competitors, such as Oracle, SAP AG and Microsoft, may have significantly greater financial, technical and marketing resources than we have.

Some of our competitors have refocused their marketing and sales efforts to the middle market in which we actively market our products. These competitors may implement increasingly aggressive marketing programs, product development plans and sales programs targeted toward our specific industry markets.

In addition, some of our competitors have well-established relationships with our current and prospective customers and with major accounting and consulting firms that may prefer to recommend those competitors over us. Our competitors may also seek to influence some customers’ purchase decisions by offering more comprehensive horizontal product portfolios, superior global presence and more sophisticated multi-national product capabilities.

To maintain our competitive position, we may be forced to reduce prices or limit price increases, which could materially reduce our revenue, margins or net income.

If our existing and potential customers seek to acquire software on a subscription basis, and if to meet this customer preference, we need to offer our products on a subscription fee basis in the future, our license revenue and cash flow could be materially reduced.

Our license revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our license fee revenue for 2007 and 2006 was generated from the sale of perpetual licenses.

Under our business model, our license fees are typically invoiced and recognized as revenue immediately upon delivery, even though the customer’s use of the software product occurs over time. If in the future our customers seek to acquire software on a subscription basis, we may need to offer our products on a subscription basis. We may not successfully price, market or otherwise execute a subscription-based model. If we operate our software business in whole or in part on a subscription fee basis, we could experience materially reduced license revenues and cash flows.

We may not receive adequate return from our investments in product development, which could result in lower revenues or margins than expected.

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $37.3 million, or 16% of revenue, in 2006, and approximately $42.9 million, or 15% of revenue, in 2007. Our current and future product development efforts may not deliver product features or new products that achieve market acceptance and, as a result, we may not achieve the revenues we anticipate.

We may also be required to price our product enhancements, product features or new products at levels below those anticipated during the product development stage, which could result in lower revenues and margins for that product than we originally anticipated.

We also may experience unforeseen or unavoidable delays in delivering product enhancements, product features or new products due to factors within or outside of our control. If we do not generate adequate returns from our investment in product development, our revenues or margins could be materially reduced.

If we fail to adapt to changing technological and market trends or changing customer requirements, our market share could decline and our sales and profitability could be materially adversely affected.

The business application software market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product lifecycles. The development of new technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends.

Our future success will largely depend upon our ability to develop and introduce timely new products and product features in order to maintain or enhance our competitive position. The introduction of enhanced or new products requires us to manage the transition from, or integration with, older products in order to minimize disruption in sales of existing products and to manage the overall process in a cost-effective manner. If we do not successfully anticipate changing technological and market trends or changing customer requirements and we fail to enhance or develop products timely, effectively and in a cost-effective manner, our ability to retain or increase market share may be harmed, and our sales and profitability could be materially adversely affected.

If our existing or prospective customers prefer an application software architecture other than the standards-based technology and platforms upon which we build or support our products, or if we fail to develop our new product enhancements or products to be compatible with the application software architecture preferred by existing and prospective customers, we may not be able to compete effectively, and our license revenue could be materially reduced.

Many of our customers operate their information technology infrastructure on standards-based application software platforms such as J2EE and .NET. A significant portion of our product development is devoted to enhancing our products that deploy these and other standards-based application software platforms.

Although the standards and technologies that we have chosen for our products (including J2EE and .NET) have been adopted by our customers, there may be existing or future technologies and platforms that achieve industry standard status that are not compatible with our products and that will require us to spend material development resources to develop products or product enhancements that are deployable on these platforms. If we are unsuccessful in developing these products or product enhancements, we may lose existing customers or be unable to attract prospective customers.

In addition, our customers may choose competing products other than our offerings based upon their preference for a new or different standards-based application software than the software or platforms on which our products operate or are supported. Any of these adverse developments could injure our competitive position and could cause our license revenue to be materially adversely affected.

Our software products are built upon and depend upon operating platforms and software developed and supplied by third parties. As a result, changes in the availability, features and price of, or support for, any of these third party platforms or software could materially increase our costs, divert resources and materially adversely affect our competitive position and license revenue.

Our software products are built upon and depend upon operating platforms and software developed by third party providers. We license from several software providers technologies that are incorporated into our products. Our software may also be integrated with third party vendor products for the purpose of providing or enhancing necessary functionality.

If any of these operating platforms or software products ceases to be supported by its third party provider, or if we lose any technology license for software that is incorporated into our products, we may need to devote increased management and financial resources to migrate our software products to an alternative operating platform, identify and license equivalent technology or integrate our software products with an alternative third party vendor product. In addition, if a provider enhances its product in a manner that prevents us from timely adapting our products to the enhancement, we may lose our competitive advantage, and our existing customers may migrate to a competitor’s product.

Third party providers may also not remain in business, cooperate with us to support our software products or make their product available to us on commercially reasonable terms or provide an effective substitute product to us and our customers. Any of these adverse developments could materially increase our costs and materially adversely affect our competitive position and license revenue.

If we lose access to, or fail to obtain, third party software development tools on which our product development efforts depend, we may be unable to develop additional applications and functionality, and our ability to maintain our existing applications may be diminished, which may cause us to incur materially increased costs, reduced margins or lower revenue.

We license software development tools from third parties and use those tools in the development of our products. Consequently, we depend upon third parties’ abilities to deliver quality products, correct errors, support their current products, develop new and enhanced products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. If any of these third party development tools become unavailable, if we are unable to maintain or renegotiate our licenses with third parties to use the required development tools, or if third party developers fail to adequately support or enhance the tools, we may be forced to establish relationships with alternative third party providers and to rewrite our products using different development tools. We may not be able to obtain other development tools with comparable functionality from other third parties on reasonable terms or in a timely fashion. In addition, we may not be able to complete the development of our products using different development tools, or we may encounter substantial delays in doing so. If we do not adequately replace these software development tools in a timely manner, we may incur additional costs, which may materially reduce our margins or revenue.

If our products fail to perform properly due to undetected defects or similar problems, and if we fail to develop an enhancement to resolve any defect or other software problem, we could be subject to product liability, performance or warranty claims and incur material costs, which could damage our reputation, result in a potential loss of customer confidence and adversely impact our sales, revenue and operating results.

Our software applications are complex and, as a result, defects or other software problems may be found during development, product testing, implementation or deployment. In the past, we have encountered defects in our products as they are introduced or enhanced. If our software contains defects or other software problems:

•	we may not be paid;

•	a customer may bring a warranty claim against us;

•	a customer may bring a claim for their losses caused by our product failure;

•	we may face a delay or loss in the market acceptance of our products;

•	we may incur unexpected expenses and diversion of resources to remedy the problem;

•	our reputation and competitive position may be damaged; and

•	significant customer relations problems may result.

Our customers use our software together with software and hardware applications and products from other companies. As a result, when problems occur, it may be difficult to determine the cause of the problem, and our software, even when not the ultimate cause of the problem, may be misidentified as the source of the problem. The existence of defects or other software problems, even when our software is not the source of the problem, might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts for a lengthy time period, require extensive consulting resources, harm our reputation and cause significant customer relations problems.

If our products fail to perform properly, we may face liability claims notwithstanding that our standard customer agreements contain limitations of liability provisions. A material claim or lawsuit against us could result in significant legal expense, harm our reputation, damage our customer relations, divert management’s attention from our business and expose us to the payment of material damages or settlement amounts. In addition, interruption in the functionality of our products or other defects could cause us to lose new sales and materially adversely affect our license and maintenance services revenues and our operating results.

A breach in the security of our software could harm our reputation and subject us to material claims and additional costs, which could materially harm our operating results and financial condition.

Fundamental to the use of enterprise application software, including our software, is the ability to securely process, collect, analyze, store and transmit information. Third parties may attempt to breach the security of our applications, third party applications upon which our products are based or those of our customers and their databases. In addition, computer viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in customer processing or a loss of a customer’s data.

We may be responsible, and liable, to our customers for certain breaches in the security of our software products. Any security breaches for which we are, or are perceived to be, responsible, in whole or in part, could subject us to claims, which could harm our reputation and result in significant costs. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition. Computer viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in customer processing or a loss of data. We might be required to expend significant financial and other resources to protect further against security breaches or to rectify problems caused by any security breach.

If we are not able to retain and hire qualified employees, our business could suffer, and we may not be able to execute our business strategy.

Our business strategy and future success depends, in part, upon our ability to retain and attract highly skilled managerial, professional service, sales, development, marketing, accounting, administrative and infrastructure-related personnel. The market for these highly skilled employees is competitive in the geographies in which we operate. Our business could be adversely affected if we are unable to retain qualified employees or recruit qualified personnel in a timely fashion, or if we are required to incur unexpected increases in compensation costs to retain key employees or meet our hiring goals. If we are not able to retain and attract the personnel we require, it could be more difficult for us to sell and develop our products and services and execute our business strategy, which could lead to a material shortfall in our anticipated results. Furthermore, if we fail to manage these costs effectively, our operating results could be materially adversely affected.

The loss of key members of our senior management team could disrupt the management of our business and materially impair the success of our business.

We believe that our success depends on the continued contributions of the members of our senior management team. We rely on our executive officers and other key managers for the successful performance of our business. The loss of the services of one or more of our executive officers or key managers could have an adverse effect on our operating results and financial condition. Although we have employment arrangements with several members of our senior management team, none of these arrangements prevents any of our employees from leaving us. The loss of any member of our senior management team could materially impair our ability to perform successfully, including achieving satisfactory operating results and maintaining our growth.

If we are not able to protect our intellectual property and other proprietary rights, we may not be able to compete effectively, and our license revenue could be materially adversely affected.

Our success and ability to compete is dependent in significant degree on our intellectual property, particularly our proprietary software. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to establish and protect our rights in our software and other intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, design around or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.

Our competitors may independently develop software that is substantially equivalent or superior to our software. Furthermore, we have no patents, and existing copyright law affords only limited protection for our software and may not protect such software in the event competitors independently develop products similar to ours.

We take significant measures to protect the secrecy of our proprietary source code. Despite these measures, unauthorized disclosure of some of or all of our source code could occur. Such unauthorized disclosure could potentially cause our source code to lose intellectual property protection and make it easier for third parties to compete with our products by copying their functionality, structure or operation.

In addition, the laws of some countries may not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary software against unauthorized third party copying or use, which could adversely affect our competitive position and our license revenue. Any litigation to protect our proprietary rights could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and could be unsuccessful, which could result in the loss of material intellectual property and other proprietary rights.

Potential future claims that we infringe upon third parties’ intellectual property rights could be costly and time-consuming to defend or settle or result in the loss of significant products, any of which could materially adversely impact our revenue and operating results.

Third parties could claim that we have infringed upon their intellectual property rights. Such claims, whether or not they have merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources from day-to-day operations or cause significant delays in our delivery or implementation of our products.

We could also be required to cease to develop, use or market infringing or allegedly infringing products, to develop non-infringing products or to obtain licenses to use infringing or allegedly infringing technology. We may not be able to develop alternative software or to obtain such licenses or, if a license is obtainable, we cannot be certain that the terms of such license would be commercially acceptable.

If a claim of infringement were threatened or brought against us, and if we were unable to license the infringing or allegedly infringing product or develop or license substitute software, or were required to license such software at a high royalty, our revenue and operating results could be materially adversely affected.

In addition, we agree, from time to time, to indemnify our customers against certain claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending our customers against such claims.

Catastrophic events may disrupt our business and could result in materially increased expenses, reduced revenues and profitability and impaired customer relationships.

We are a highly automated business and rely on our network infrastructure and enterprise applications and internal technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, terrorist attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data, could prevent us from fulfilling our customer contracts, change customer purchasing intentions or expectations, create delays or postponements of scheduled implementations or other services engagements or otherwise disrupt our relationships with current or potential customers.

The disaster recovery plans and backup systems that we have in place may not be effective in addressing a catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems. As a result of any of these events, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result, our revenues and profitability may be materially adversely affected.

Our revenues are partially dependent upon federal government contractors and their need for compliance with Federal Government contract accounting standards. Our failure to anticipate or adapt timely to changes in those standards could cause us to lose our government contractor customers and materially adversely affect our revenue generated from these customers.

We derive a significant portion of our revenues from federal government contractors. In 2007 and 2006, approximately half of our license revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts with the federal government in a manner that accounts for expenditures in accordance with the federal government contracting accounting standards.

For example, a key function of our Costpoint application is to enable government contractors to enter, review and organize accounting data in a manner that is compliant with applicable laws and regulations and to easily demonstrate compliance with those laws and regulations. If the Federal Government alters these compliance standards, or if there were any significant problem with the functionality of our software from a compliance perspective, we may be required to modify or enhance our software products to satisfy any new or altered compliance standards. Our inability to effectively and efficiently modify our applications to resolve any compliance issue could result in the loss of our government contract customers and materially adversely impact our revenue from these customers.

Significant reductions in the Federal Government’s budget or changes in the spending priorities for that budget could materially reduce government contractors’ demand for our products and services.

The Federal Government’s budget is subject to annual renewal and may be increased or decreased, whether on an overall basis or on a basis that could disproportionately injure our customers. Any significant downsizing, consolidation or insolvency of our Federal Government contractor customers resulting from changes in procurement policies, budget reductions, loss of government contracts, delays in contract awards or other similar procurement obstacles could materially adversely impact our customers’ demand for our software products and related services and maintenance.

Our indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

As of March 15, 2008, we had approximately $193.3 million of outstanding debt under our credit agreement and term loan at interest rates which are subject to market fluctuation. This indebtedness could have important consequences to us, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other cash requirements;

•	exposing us to the risk of increased interest costs if the underlying interest rates rise;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are not as leveraged and that may be better positioned to withstand economic downturns; and

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our debt service obligations or to borrow additional funds, will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer demand, the success of product and marketing innovation, pressure from competitors and the state of the economy. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

If we are unable to comply with the covenants or restrictions contained in our credit agreement, our lenders could declare all amounts outstanding under the credit agreement to be due and payable, which could materially adversely affect our financial condition.

Our credit agreement governing our term loan and revolving credit facility contains covenants that, among other things, restrict our and our subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and engage in certain transactions with affiliates.

Our credit agreement also requires us to comply with certain financial ratios related to fixed charge coverage, interest coverage and leverage ratios. We may not be able to comply with these financial covenants, and the restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by economic, financial, industry or other conditions, some of which may be beyond our control.

For the year ended December 31, 2006, we did not comply with the covenant requiring us to submit audited annual financial statements by March 31, 2007, although we were able to provide the audited financial statements within the 30-day grace period provided under the credit agreement.

The breach of any of the covenants or restrictions contained in our credit agreement, unless cured within the applicable grace period, could result in a default under the credit agreement that would permit the lenders to declare all amounts outstanding to be due and payable, together with accrued and unpaid interest. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition.

Risks Related to Ownership of Our Common Stock

Our stock price could be volatile and could decline for a variety of reasons, resulting in a substantial loss on your investment.

The stock markets generally have experienced extreme volatility, often unrelated to the operating performance of the individual companies whose securities are traded publicly. Broad market fluctuations and general economic conditions may materially adversely affect the trading price of our common stock.

Significant price fluctuations in our common stock also could result from a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	our competitors’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ growth rates;

•	conditions of the project-focused software industry; and

•	any other factor described in this “Risk Factors” section of this Annual Report.

If securities analysts issue unfavorable commentary about us or our industry or downgrade our common stock, or if they do not publish research reports about our company and our industry in the future, the price of our common stock could decline or be volatile.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our company and our industry. We do not control these analysts. One or more analysts could downgrade our stock or issue other negative commentary about our company or our industry. In addition, we may be unable or slow to attract or retain research coverage, and the analysts who publish information about our common stock have had relatively little recent experience with us, which could affect their ability to accurately forecast our results or make it more likely that we fail to meet their estimates. Alternatively, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. As a result of one or more of these factors, the trading price for our stock could decline or be volatile.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

We have 43,079,835 shares of common stock outstanding as of March 26, 2007. If New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), members of our executive team and other employees who are party to a stockholders agreement that allows them to sell proportionately with our controlling stockholder, sell substantial amounts of our common stock in the public market or if the market perceives that stockholders may sell shares of common stock, the market price of our common stock could decrease significantly. Stockholders holding the majority of our common stock have entered into lock-up agreements that prevent the sale of shares of our common stock for up to 180 days following the completion of our initial public offering.

Following the expiration of the lock-up period in May 2008, the New Mountain Funds will have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the prevailing market price of our common stock to decline. Approximately 34 million shares of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our 2007 Stock Award and Incentive Plan) will be, directly or indirectly, subject to a registration rights agreement upon completion of the lock-up period.

We have also filed a registration statement with the Securities and Exchange Commission covering shares subject to options outstanding under our 2005 Stock Option Plan and 2007 Plan and shares reserved for issuance under our 2007 Plan and our Employee Stock Purchase Plan.

A decline in the trading price of our common stock due to the occurrence of any future sales might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and may cause you to lose part or all of your investment in our shares of common stock.

Our largest stockholders and their affiliates have substantial control over us and this could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholders, the New Mountain Funds, own, in the aggregate, approximately 59% of our outstanding common stock and 100% of our Class A common stock. As a result, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock. In addition, the New Mountain Funds will have the benefit of the rights conferred by the investor rights agreement, and New Mountain Capital will continue to have certain rights under their advisory agreement. These rights include the ability to elect a majority of the members of the board of directors and control all matters requiring stockholder approval, including any transaction subject to stockholder approval (such as a merger or a sale of substantially all of our assets), as long as they collectively own a majority of the outstanding shares of our Class A common stock and at least one-third of the outstanding shares of our common stock. In addition, the New Mountain Funds are entitled to collect a transaction fee, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. The right to collect transaction fees continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs. The New Mountain Funds may have interests that differ from your interests, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

You do not have the same protections available to other stockholders of NASDAQ-listed companies because we are a “controlled company” within the meaning of The NASDAQ Global Select Market’s standards and, as a result, qualify for, and may rely on, exemptions from several corporate governance requirements.

Our controlling stockholders, the New Mountain Funds, control a majority of our outstanding common stock and have the ability to elect a majority of our board of directors. As a result, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on The NASDAQ Global Select Market. Under these rules, a company as to which an individual, a group or another company holds more than 50% of the voting power is considered a “controlled company” and is exempt from several corporate governance requirements, including requirements that:

•	a majority of the board of directors consist of independent directors;

•

compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and

•	director nominees be selected or recommended for election by a majority of the independent directors or by a nominating committee that is composed entirely of independent directors.

We have availed ourselves of these exemptions. In addition, because we listed our common stock in connection with an initial public offering, our audit committee does not currently consist entirely of independent directors, and we are not required to have our audit committee consist of independent directors until one year following the completion of the initial public offering. Accordingly, you do not have the same protections afforded to stockholders of other companies that are subject to all of The NASDAQ Global Select Market corporate governance requirements as long as the New Mountain Funds own a majority of our outstanding common stock.

Anti-takeover provisions in our charter documents, Delaware law and our shareholders’ agreement could discourage, delay or prevent a change in control of our company and may adversely affect the trading price of our common stock.

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us (as a public company with common stock listed on The NASDAQ Global Select Market) from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	provide the New Mountain Funds, through their stock ownership, with the ability to elect a majority of our directors if they beneficially own one-third or more of our common stock;

•	do not provide for cumulative voting;

•

provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office (subject to the rights of the Class A stockholders);

•	limit the calling of special meetings of stockholders;

•	permit stockholder action by written consent if the New Mountain Funds and its affiliates own one-third or more of our common stock;

•	require supermajority stockholder voting to effect certain amendments to our certificate of incorporation; and

•	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

In addition, certain provisions of our shareholders’ agreement require that certain covered persons (as defined in the shareholders’ agreement) vote their shares of our common stock in favor of certain transactions in which the New Mountain Funds propose to sell all or any of portion of their shares of our common stock or in which we propose to sell or otherwise transfer for value all or substantially all of the stock, assets or business of the company.

Item 2.	Properties

Our corporate headquarters are located in Herndon, Virginia, where we lease approximately 108,000 square feet of space under two leases expiring in 2012. In addition, we have offices in California, Colorado, Florida, Massachusetts, Minnesota, Oregon and Texas. Internationally, our offices are located in Australia, Canada, the Philippines and the United Kingdom. As of the years ended December 31, 2007, 2006 and 2005, $1.5 million, $0.6 million and $0.5 million, respectively, of our total long-lived assets of $82.8 million, $76.1 million and $38.0 million, respectively, were held outside of the United States.

Item 3.	Legal Proceedings

On August 31, 2006, C.H. Fenstermaker & Associates, Inc. (“Fenstermaker”) filed suit in the 15th Judicial District Court for the Parish of Lafayette, State of Louisiana, alleging, inter alia, that we converted certain visualization technology allegedly created by Fenstermaker and referred to as the “BLINK technology.” We removed the case to the U.S. District Court for the Western District of Louisiana. Fenstermaker sought unspecified damages stemming from alleged injuries caused by our supposed tortious conduct. On March 20, 2008, the parties resolved all issues between them, and Fenstermaker agreed to dismiss the suit with prejudice.

We are involved in various legal proceedings from time to time that are incidental to the ordinary conduct of our business. We are not currently involved in any legal proceeding in which the ultimate outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Between January 1, 2007 and the completion of our initial public offering on November 1, 2007, we issued securities in the transactions described below without registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities were offered and sold by us in reliance upon exemptions from the registration requirements provided by Section 4(2) of the Securities Act, Regulation D under the Securities Act as transactions by an issuer not involving a public offering or Rule 701 under the Securities Act as transactions pursuant to written compensatory benefit plans and contracts relating to compensation with our employees. The recipients of securities acquired pursuant to an exemption from registration under Section 4(2) of the Securities Act were accredited investors. No underwriters were involved in the sales, and the certificates representing the securities sold and issued contain legends restricting the transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

•	On January 9, 2007, we granted options to purchase 40,000 shares of our common stock at an exercise price of $12.24 to certain employees under our 2005 Stock Option Plan.

•	On January 15, 2007, we issued 3,000 shares of our common stock to Holly C. Kortright for an aggregate purchase price of $36,720.

•	On January 19, 2007, we granted options to purchase 27,500 shares of our common stock at an exercise price of $12.24 to certain employees and directors under our 2005 Stock Option Plan.

•	On February 5, 2007, we granted options to purchase 17,000 shares of our common stock at an exercise price of $13.05 per share to certain employees under our 2005 Stock Option Plan.

•

On February 21, 2007, we granted options to purchase 77,500 shares of our common stock at an exercise price of $13.10 to five non-employee directors (Nanci E. Caldwell, Kathleen deLaski, Joseph M. Kampf, Albert A. Notini and Janet R. Perna) under our 2005 Stock Option Plan.

•	On March 9, 2007, we granted options to purchase 24,000 shares of our common stock at an exercise price of $13.10 to certain employees under our 2005 Stock Option Plan.

•	On March 15, 2007, we granted options to purchase 700,000 shares of our common stock at an exercise price of $13.10 to certain employees under our 2005 Stock Option Plan.

•	On April 3, 2007, we granted options to purchase 245,500 shares of our common stock at an exercise price of $13.12 per share to certain employees under our 2005 Stock Option Plan.

•

On April 17, 2007, we issued 38,109 shares of our common stock to Scott-Patlan, Inc. for an aggregate purchase price of $499,990.08, in connection with our acquisition of certain assets of Applied Integration Management Corporation.

•	On May 14, 2007, we granted options to purchase 100,000 shares of our common stock at an exercise price of $14.43 per share to certain employees under our 2007 Plan.

•	On May 18, 2007, we granted options to purchase 74,500 shares of our common stock at an exercise price of $14.43 per share to certain employees under our 2007 Plan.

•	On June 11, 2007, we granted options to purchase 61,000 shares of our common stock at an exercise price of $16.04 per share to certain employees under our 2007 Plan.

•	On July 10, 2007, we granted options to purchase 183,500 shares of our common stock at an exercise price of $16.05 per share to certain employees under our 2007 Plan.

•	On July 19, 2007, we issued 3,115 shares of our common stock to Richard P. Lowrey (a named executive officer) for an aggregate purchase price of $49,995.75.

•	On August 6, 2007, we granted options to purchase 389,150 shares of our common stock at an exercise price of $16.12 per share to certain employees under our 2007 Plan.

In November 2007, we completed our initial public offering of our common stock pursuant to a registration statement on Form S-1 (Registration No. 333-142737) which the U.S. Securities and Exchange Commission declared effective on October 31, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 9,000,000 shares of our common stock. All of the 9,000,000 shares of our common stock registered under the registration statement were sold at a price to the public of $18.00 per share. Our common stock is traded on The NASDAQ Global Select Market under the symbol “PROJ.”

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2007:
Fourth Quarter	$18.63	$13.55
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

Year ended December 31, 2006:
Fourth Quarter	—	—
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

There is no established public trading market for our Class A common stock. As of March 18, 2008, there were 58 stockholders of record of our common stock and three stockholders of record of our Class A common stock.

Our Class A common stock does not carry any general voting rights, dividend entitlement or liquidation preference, but it carries certain rights to designate up to a majority of the members of our board of directors. As a result of this stock ownership and other arrangements, we are deemed to be a “controlled company” under the rules established by The NASDAQ Global Select Market and qualify for, and rely on, the “controlled company” exception to the board of directors and committee composition requirements regarding independence (other than, following a one-year transition period, the audit committee composition requirement) under the rules of The NASDAQ Global Select Market.

We currently do not intend to pay cash dividends, and our investor rights agreement requires the prior written consent of our controlling stockholder, the New Mountain Funds, if we wish to pay or declare any dividend on our capital stock. Our credit agreement also restricts certain activities, including our ability to pay cash dividends.

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from November 1, 2007 (the date of our initial public offering) through December 31, 2007, with the cumulative total return on the NASDAQ Computer Index and the NASDAQ Composite Index. The comparison assumes that $100 was invested on November 1, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Assumes $100 invested on November 1, 2007

Assumes dividends reinvested

Fiscal year ended December 31, 2007

	11/1/2007	12/31/2007
Deltek, Inc.	$100.00	$84.85
NASDAQ Computer Index	$100.00	$92.24
NASDAQ Composite Index	$100.00	$94.66

(1)	This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing by us under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an assumed initial price of $17.95 per share, the closing price on November 1, 2007, the date of our initial public offering. The stock sold in our initial public offering was issued at a price to the public of $18.00 per share.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2007.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements contained elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2007, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2007, 2006, 2005 and 2004, are derived from, and are qualified by reference to, our audited consolidated financial statements. The statement of operations data for the year ended December 31, 2003, and the balance sheet data as of December 31, 2003, are derived from our unaudited consolidated financial statements. In the opinion of management, these financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for this period.

As described in Notes 2 and 3 of the consolidated financial statements included in this Annual Report, in April of 2005, the Company underwent a leveraged recapitalization, and during 2007, 2006 and 2005, the Company made business acquisitions. These transactions could affect the comparability of the information presented.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
REVENUES:
Software license fees	$87,118	$74,958	$45,923	$34,934	$36,636
Consulting services	83,353	66,573	41,212	28,585	22,842
Maintenance and support services	102,903	83,172	63,709	54,178	47,778
Other revenues	4,872	3,565	2,112	3,516	2,091

Total revenues	$278,246	$228,268	$152,956	$121,213	$109,347

Gross profit	$175,169	$146,608	$101,735	$77,555	$75,438

Income (loss) before income taxes	$37,996	$25,267	$(366)	$26,766	$28,369

Net income	$22,519	$15,298	$8,732	$27,883	$24,775

Diluted earnings per share	$0.54	$0.38	$0.17	$0.33	$0.29

Shares used in diluted per share computation	41,617	40,262	52,910	84,741	84,741

Total assets	$166,180	$134,488	$95,650	$56,331	$59,930

Long-term debt	$192,815	$210,375	$213,275	$—	$3,319

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

These project-focused organizations generate revenue from defined customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate complex business processes around the engagement, execution and delivery of projects. Our software applications enable project-focused companies to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate, project-specific financial information, and real-time performance measurements.

With our software applications, project-focused organizations can better measure business results, optimize performance, streamline operations, and win new business. As of December 31, 2007, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

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

In our management decision making, we continuously balance our need to achieve short-term financial goals with the equally critical need to continuously invest in our products and infrastructure to ensure our future success. In making decisions around spending levels in our various functional organizations, we consider many factors, including:

•	Our ability to expand our presence and penetration of existing markets;

•	The extent to which we can sell new products to existing customers and sell upgrades to applications from legacy products in our current portfolio;

•	Our success in expanding our network of alliance partners;

•	Our ability to expand our presence in new markets and broaden our reach geographically; and

•	The pursuit and successful integration of acquired companies.

We have acquired companies to broaden our product offerings, expand our customer base and provide us with a future opportunity to migrate those added customers to newer applications we may develop. The products of the acquired companies provide our customers with core functionality that complements our own established products.

In evaluating our financial condition and operating performance, we consider a variety of factors including, but not limited to, the following:

•

The growth rates of the individual components of our revenues (licenses, services and support) relative to recent historical trends and the growth rate of the overall market as reported or predicted by industry analysts;

•	The gross margins of our business relative to recent historical trends;

•	Our cash flow from operations;

•	The long-term success of our development efforts;

•	Our ability to successfully penetrate new markets;

•	Our ability to successfully integrate acquisitions and achieve anticipated synergies;

•	Our win rate against our competitors;

•	Our long-term customer retention rates; and

•	Our long-term adjusted EBITDA margin trends.

Each of the factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our strategic goals and objectives.

We expect that sales of conversion licenses will continue to represent a meaningful portion of our license revenues. Over time, we expect our customers to respond to attractive opportunities to upgrade their legacy applications to more current, feature-rich applications we offer today and in the future. However, we believe we differentiate ourselves from competing vendors by maintaining a commitment to supporting acquired applications for many years after the acquisition of a company. We believe that by providing our customers with a longer time horizon for upgrading to a current product, we build greater customer loyalty and enjoy higher customer retention.

Since 2005, we have substantially increased our investments in product development, sales and marketing to increase our presence in our targeted markets so as to raise awareness among our potential customers and compete more aggressively. We believe that these additional investments have been instrumental in further improving our competitive position and driving our recent revenue growth.

Consistent with our business plan, we expect to continue to increase our spending on product development, sales and marketing in the future. We believe that our international expansion plans will require significant investment in local marketing initiatives and translation of our products and related user documentation into local languages. We may also acquire businesses or complementary products in foreign countries to facilitate our international growth objectives.

History

We were founded in 1983 to develop and sell accounting software solutions for firms that contract with the U.S. government. Since our founding, we have continued our focus on providing solutions to government contractors as well as to other project-focused organizations, and at the same time we have broadened our product offerings by developing new software products, selectively acquiring businesses with attractive project-focused applications and services and partnering with third parties.

In April 2005, New Mountain Funds purchased the majority ownership of our company from the founding deLaski stockholders through a recapitalization. Immediately after this transaction, we implemented a strategy to recruit additional management talent and significantly improve our competitive position and growth prospects through increased investments in product development, sales and marketing initiatives, complemented by strategic acquisitions aimed at broadening our customer base and our product offerings.

In October 2005, we acquired Wind2, an enterprise software provider serving project-focused architectural and engineering (“A/E”) and other professional services firms. The acquisition of Wind2 enabled us to expand our presence in the A/E market by adding small and medium-sized engineering firms to our existing customer base.

In March 2006, we acquired WST, Inc. (“Welcom”), a leading provider of project portfolio management solutions, focused on earned value management, planning and scheduling, portfolio analysis, risk management and project collaboration products. The acquisition of Welcom increased our presence among a number of multinational aerospace, defense and government clients, augmenting our existing installed base of customers. This acquisition complemented our core product offerings and created opportunities for additional sales to our existing customer base.

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

In addition, in May 2007, we completed the acquisition of WST Pacific Pty Ltd. (“WSTP”), a provider of earned value management (“EVM”) solutions based in Australia, and previously a development partner of Welcom. The acquisition complemented our existing EVM development, services and support resources.

In April 2007, we reincorporated in the State of Delaware as Deltek, Inc.

In November 2007, the Company completed its initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share. For additional information regarding the initial public offering, see the Initial Public Offering section of Note 1 in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements.

For further information on our critical and other significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of our consolidated financial statements contained elsewhere in this Annual Report.

Revenue Recognition

We recognize revenue in accordance with the provisions of The American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

We derive revenues from three primary sources, or elements: software license fees for our products; maintenance and support for those products; and consulting services, including training, related to those products. A typical sales agreement includes both software licenses and maintenance and may also include consulting services, including training.

Software License Fee Revenues: For sales arrangements involving multiple elements where the software does not require significant modification or customization, we recognize software license fee revenues using the residual method as described in SOP 98-9 because to date we have not established vendor specific objective evidence (“VSOE”) of fair value for the license element. Under the residual method, we allocate revenue to, and defer recognition of, undelivered elements based on their VSOE of fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue for the delivered elements. The objectively determined fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately. Our typical undelivered elements (maintenance and consulting services) are priced consistently at stated amounts in a high percentage of our arrangements such that VSOE generally exists for undelivered elements of our arrangements.

If VSOE exists to allow the allocation of a portion of the total fee to undelivered elements of the arrangement, the residual amount in the arrangement allocated to software license fee is recognized as revenue when all of the following are met:

•	Persuasive evidence of an arrangement exists. It is our practice to require a contract signed by both the customer and Deltek or an accepted purchase order for existing customers.

•

Delivery has occurred. We deliver software by both physical and secure electronic means. Both means of delivery transfer title and risk to the customer. Shipping terms are generally FOB shipping point.

•

The license fee is fixed and determinable. We recognize revenue for the license component of multiple element arrangements only when the fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return or cancellation rights associated with the delivered elements. License fees are generally considered fixed and determinable when payment terms are less than six months.

•	Collectibility is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectibility standards, revenue is recognized as cash is received.

Consulting Services Revenues: Our consulting services revenues, which include software implementation, training and other consulting services, are generally billed based on hourly rates plus reimbursable out-of-pocket expenses.

These services are generally not essential to the functionality of our software and are usually completed in three to six months, though larger implementations may take longer. We generally recognize revenues for these services as they are performed. In rare situations in which the services are deemed essential to the functionality of our software in the customer’s environment, we recognize the software and services revenue together in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only when the customer attends and completes the training. We also provide training services at a standard rate per hour at our customers’ sites. To the extent that our customers pay for the training services in advance of delivery, the amounts are recorded in deferred revenue until such time as the training is provided.

Maintenance and Support Services Revenues: Maintenance revenues include fees for software updates on a when-and-if-available basis, telephone, online and web-based support and software defect fixes or patches. Maintenance revenues are recognized ratably over the term of the customer maintenance and support agreement.

The significant judgments and estimates for revenue recognition typically relate to the timing of and amount recognized for software license revenue, including whether collectibility is deemed probable, fees are fixed and determinable and services are essential to the functionality of the software. Changes to these assumptions would generally impact the timing and amount of revenue recognized for software license fee revenues versus other revenue categories.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options generally was measured as the excess, if any, of the estimated fair value of our common stock over the amount an employee must pay to acquire the common stock (exercise price) on the date that both the exercise price and the number of shares to be acquired pursuant to the option were fixed (the date of grant). Accordingly, because the exercise price for our grants was equal to the estimated fair value of our common stock on the date of grant, we recorded no compensation cost in our income statement for stock options. We did, however, disclose in our financial statements what the resultant expense would have been had we elected to account for stock options in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which required the fair value method of valuing stock options.

Prior to the recapitalization in April 2005, we granted stock appreciation rights (“SARs”). Because the SARs were to be settled in cash and not equity, we recorded SAR compensation expense for all exercisable and vested SARs in accordance with APB Opinion No. 25 and related interpretations. To determine the amount of expense to record, a SAR valuation was calculated quarterly based upon a model that utilized an eight-quarter rolling financial history. Accordingly, we recorded $25.3 million in 2005, related to SAR-based compensation expense. Of the $25.3 million recorded in 2005, $22.6 million was directly related to payments associated with vested SARs at the time of the recapitalization. All remaining SARs were cancelled at the time of the recapitalization.

On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB Opinion No. 25 and its related implementation guide. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the measurement date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

Effective January 1, 2006, we began recognizing stock-based compensation expense in our statement of operations using the modified prospective transition method. The modified prospective method for transitioning from our prior accounting practice does not require restatement of prior periods to recognize compensation cost for amounts previously reported only in pro forma note disclosures to the financial statements. Under this transition method, stock-based compensation costs recorded in the statement of operations include the portion related to stock options vesting in the period for all options granted prior to, but not vested as of, January 1, 2006, based upon the grant date fair value previously estimated in accordance with SFAS 123 and all options granted subsequent to January 1, 2006, based on the grant date fair value in accordance with SFAS 123R. We determined the fair value of options granted using the Black-Scholes option-pricing model.

In accordance with SFAS 123R, we recorded $6.2 million in stock-based compensation expense in 2007 and $1.7 million for 2006. Because we had primarily issued SARs to employees instead of stock options prior to January 1, 2006, and we therefore had recorded stock-based compensation expense associated with vesting of SARs for those periods, we did not experience a significant increase in stock-based compensation expense from the adoption of SFAS 123R as compared to prior periods. Had we adopted SFAS 123R for 2005, net income would have been lower by $0.4 million for 2005.

The key assumptions used by management in the Black-Scholes option-pricing model include the fair value of our common stock at the grant date, which is also used to determine the option exercise price, the expected life of the option, the expected volatility of our common stock over the life of the option and the risk-free interest rate. In determining the amount of stock-based compensation to record, management must also estimate expected forfeitures of stock options over the expected life of the options.

Prior to our initial public offering in November 2007 and given the absence of an active market for our common stock, our board of directors or compensation committee (or its authorized member(s)) estimated the fair value of our common stock at the time of each grant. Numerous objective and subjective factors were considered in estimating the value of our common stock at each option grant date in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

Based on these factors, employee stock options were granted during 2006 at exercise prices ranging from $7.22 to $11.48 and during 2007 at exercise prices ranging from $12.24 to $18.00. Our initial public offering in November 2007 was $18.00 per share.

Based, in part, upon subsequent valuations, the compensation committee of our board reassessed the estimated fair value of certain stock options previously granted during the first ten months of 2006. As a result of the reassessment, stock option awards granted to 24 employees and directors were determined to have been made at exercise prices below the reassessed fair value on the date of grant. As a result, those option grants were modified to increase the exercise price to be equal to the revised assessment of the fair value on the date of grant. The option prices for those grants were adjusted upward from the original fair values ranging from $7.22 to $10.19 to revised fair values which ranged from $7.91 to $11.48. No incremental compensation cost resulted from the modifications since the exercise prices were increased. The weighted average intrinsic value of all stock options at the modification date, where applicable, was zero.

Valuation Methodology

From the date of our recapitalization in April 2005 through January 1, 2006, the board of directors determined the estimated fair value of our common stock based on several factors consistent with the methodology used by New Mountain Capital in the recapitalization. These factors included:

•	our historical revenue, earnings and cash flow of the Company;

•	expected financial performance for 2005 and beyond;

•	the necessity to recruit key talent during 2005 and 2006 to execute on our growth plans; and

•	valuation multiples applied to companies with comparable operating margins and revenue growth rates.

Because these factors did not change significantly from the date of the recapitalization through January 1, 2006, we continued to use the valuation methodology employed by New Mountain Capital in the April 2005 recapitalization.

Since January 1, 2006 through the initial public offering, the valuation method that we used to estimate the fair value of our common stock utilized a combination of a market multiple methodology and a comparable transaction methodology.

The market multiple methodology considered market valuation multiples of similar enterprise application software firms (the “comparable software companies”). We selected seven comparable companies that met the following criteria:

•	The company was primarily engaged in the enterprise software business;

•	The company was publicly held and actively traded; and

•	The enterprise value of the company was less than $1 billion.

We did not change the set of comparable software companies used for valuations from January 1, 2006 through our valuation as of July 20, 2007. Based on an analysis of the valuation multiples of the comparable software companies, we determined an appropriate multiple to apply to the relevant values for:

•

our cumulative earnings before interest, taxes, depreciation, amortization, recapitalization expenses and stock-based compensation expense (“adjusted EBITDA”) for the four quarters ended prior to the valuation date;

•	our estimated adjusted EBITDA for the current period, determined as of the valuation date based on management’s estimates; and

•	for periods beginning in October 2006, our estimated adjusted EBITDA for 2007.

The result of this calculation was an estimate of our enterprise value using market multiples of comparable software companies.

The comparable transaction methodology considered market valuation multiples of over 20 software company acquisition transactions announced since early 2003. We selected transactions for this methodology from databases of publicly announced and completed controlling interest transactions involving enterprise software companies valued between $10 million and $15 billion. The analysis of comparable transactions included for each valuation was consistently updated to include transactions announced and completed since the prior valuation. The factors considered in our comparable transaction methodology analysis were the acquired company’s enterprise value to revenue multiple and its enterprise value to adjusted EBITDA ratio.

After analysis of the range of values of those comparable transactions as well as their mean and median values, a range of comparable enterprise value multiples that considered our growth rate and adjusted EBITDA margin levels was applied to our revenue and adjusted EBITDA levels. We further adjusted this value to remove the estimated impact of the control premium from the market multiples used. The result of this calculation was an estimate of our enterprise value using comparable transaction multiples of other acquired software firms.

The application of the market multiple methodology and the comparable transaction methodology was equally weighted and yielded an estimated enterprise value which we then adjusted for our cash and debt balances to estimate the aggregate value of our common stock. We then adjusted that valuation for a marketability discount ranging from 5% to 15% depending upon the proximity of an expected liquidity event such as our planned initial public offering to reflect the fact that our shares were not publicly tradable. The resulting valuation of our company was used to determine the estimated fair value of our common stock at the valuation date.

The following significant events and changes in key assumptions impacted our valuation at various dates.

•

As of July 24, 2006, we performed a contemporaneous valuation that, compared with the prior valuation, reflected a 16% increase in our trailing four quarters’ adjusted EBITDA, a 2% increase in our projection of 2006 adjusted EBITDA and a 9% increase in our projection of 2006 revenues. The impact of these increases was partially offset by market driven decreases in the adjusted EBITDA multiples of the comparable software companies. The valuation also reflected a marketability discount of 10%. Based on these factors, our valuation increased to $10.19 per share. This value was initially used as the strike price for our October 23, 2006 grants which were later modified to use the fair value determined as of October 20, 2006 as the strike price.

•

As of October 20, 2006, we performed a contemporaneous valuation that reflected market driven increases in the adjusted EBITDA multiples of the comparable software companies, as well as a 5% increase in our trailing four quarters’ revenue. Because we had commenced planning for our initial public offering, we reduced our marketability discount from 10% to 5%. Based on these factors, our valuation increased to $11.48 per share. This value was used for all option grants made from the valuation date through December 4, 2006 as we determined there were no significant changes to the underlying assumptions used for the valuation during this period.

•

As of December 20, 2006, we performed a contemporaneous valuation that reflected an increase in the multiples applied to our trailing four quarters’ adjusted EBITDA, as well as increases to the multiples applied to our forecasted adjusted EBITDA for 2006 and 2007. The increase in the multiples selected was based on our continued over-achievement compared to previously forecasted results, and resulted in a valuation of $12.24 per share. This value was used for option grants made subsequent to the valuation date of December 20, 2006 until the next valuation was performed as of January 20, 2007.

•

As of January 20, 2007, we performed a contemporaneous valuation that reflected 2006 adjusted EBITDA achievement that was 2.4% higher than previously forecasted in the December 20, 2006 valuation. In addition, the valuation increased with the consideration of our full year 2006 revenues and adjusted EBITDA, compared with the use of the trailing four quarters’ figures for the valuation as of December 20, 2006. As a result, our valuation increased to $13.05 per share. This value was used for option grants made subsequent to the valuation date of January 20, 2007 until the next valuation was performed as of February 20, 2007 as there were no significant changes in the underlying assumptions used between these dates.

•

As of February 20, 2007 and March 20, 2007, we performed contemporaneous valuations. The assumptions used for these valuations did not change materially from those used as of January 20, 2007. As a result, our estimated valuation increased to $13.10 and $13.12 per share as of February 20, 2007 and March 20, 2007, respectively. The February 20, 2007 valuation was used for all option grants made from February 20, 2007 until the March 20, 2007 valuation, which was used for all option grants made from March 20, 2007 through the next valuation performed as of April 20, 2007.

•

As of April 20, 2007, we performed a contemporaneous valuation that reflected increases in revenue and adjusted EBITDA for the first quarter of 2007 compared to 2006 and the application of higher revenue and adjusted EBITDA multiples. The use of higher multiples was considered to be appropriate as the result of our sustained revenue and adjusted EBITDA growth, and increases in the average market multiples implied by the anticipated 2007 results of the comparable software companies. As a result, our estimated valuation increased to $14.43 per share as of April 20, 2007. All option grants made from April 20, 2007 until our next valuation performed as of May 20, 2007 were granted based upon this valuation as there had been no significant changes in the underlying assumptions used.

•

As of May 20, 2007, we performed a contemporaneous valuation that reflected an increase in market revenue and adjusted EBITDA multiples used in the comparable transaction methodology for recently announced acquisition transactions. At the same time, the multiples applied to the market multiple methodology reflected the impact of our sustained revenue and EBITDA growth into the current year. As a result, our estimated valuation increased to $16.04 per share as of May 20, 2007. All option grants made from May 20, 2007 until our next valuation as of June 20, 2007 were made based upon this value as there had been no significant changes in the underlying assumptions used.

•

As of June 20, 2007 and July 20, 2007, we performed contemporaneous valuations that reflected insignificant changes in the market and company performance. As a result, our estimated valuations increased slightly to $16.05 and $16.12 per share, respectively. The option grants made on July 10, 2007 were made based upon the June 20, 2007 valuation and the grants made on August 6, 2007 were based upon the July 20, 2007 valuation as there had been no significant changes in the underlying assumptions used in the July 20, 2007 valuation.

•

On October 5, 2007, we determined the estimated fair value of our common stock to be $20.00 per share for purposes of option grants awarded on that date. This valuation, provided on September 12, 2007, was determined based upon the availability of a preliminary estimated offering price range, the availability of a preliminary view of the Company’s execution towards expected third quarter results (which achievement had been assumed when determining the estimated range) and the proximity of our expected initial public offering.

•	Subsequent to our initial public offering in November 2007, the fair value of our common stock has been determined based upon the closing stock market value.

Because we do not have significant history associated with our stock options in order to determine the expected volatility of our options, we calculated expected volatility as of each grant date under both SFAS 123 and SFAS 123R using an implied volatility method based on reported data for a peer group of publicly traded software companies for which historical information was available. We will continue to use peer group volatility information until sufficient historical volatility of our common stock is available to measure expected volatility for future option grants.

The average expected life of our stock options was determined according to the “SEC simplified method” as described in SAB No. 107, Share-Based Payment, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures were estimated based on our historical analysis of actual stock option forfeitures.

Determining the value of common stock and other inputs to the Black-Scholes option-pricing model required our board or compensation committee (or its authorized member(s)) and management to make subjective judgments, assumptions and estimates. A 10% increase in the estimated fair value of our common stock or the expected volatility or a 10% change in the expected option term, which represents the most sensitive and judgmental assumptions, would not have a material effect on our financial statements.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty for Income Taxes—An Interpretation of FASB Statement No. 109. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. We adopted FIN 48 effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition and measurement of tax positions can affect the estimate of the effective tax rate and consequently affect our operating results.

These temporary differences result in deferred tax assets and liabilities. As of December 31, 2007, we had deferred tax assets of approximately $5.4 million, which were primarily related to differences in the timing of recognition of revenue and expenses for book and tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2007, we maintained a valuation allowance equal to the $1.1 million of deferred tax assets related to foreign net operating loss carryforwards as there is not sufficient evidence to enable us to conclude that it is more likely than not that the deferred tax assets will be realized.

Prior to our recapitalization in April 2005, we were organized as an S-corporation under the Internal Revenue Code of 1986, as amended (“the Code”) and as a result were not subject to federal income taxes. As an S-corporation, we made periodic distributions to our stockholders that covered the stockholders’ anticipated tax liability. In connection with the recapitalization in April 2005, we converted our U.S. taxable status from an S-corporation to a C-corporation as defined by the Code. Consequently, since April 2005 we have been subject to federal and state income taxes. Upon the conversion, we recorded a one-time benefit of $8.9 million to establish a deferred tax asset relating to differences between the book and tax basis of certain operating assets and liabilities and the acquired tax net operating loss carryforwards of Semaphore, Inc., which we acquired in August 2000.

Under the terms of the April 2005 recapitalization agreement, the tax benefit portion of the recapitalization expenses attributable to the settlement of certain stock appreciation rights held by employees is payable to the selling stockholder group in the recapitalization. The liability to the selling stockholder group is reflected as “Accrued liability for redemption of stock in recapitalization” in the accompanying balance sheet and is included in “Redemption of stock in recapitalization” in the statement of changes in stockholders’ deficit.

Our deferred tax assets and liabilities are recorded at the enacted tax rates in effect for the year in which the differences are expected to reverse. If a change to the expected tax rate is determined to be appropriate due to differences between our assumptions and actual results of operations or statutory tax rates, it will affect the provision for income taxes during the period that the determination is made.

Allowances for Doubtful Accounts Receivable

We maintain allowances for doubtful accounts and sales allowances to provide adequate provision for potential losses from collecting less than full payment on our accounts receivable. We record provisions for sales allowances, which generally result from credits issued to customers in conjunction with cancellations of maintenance agreements or billing adjustments, as a reduction to revenues. We record provisions for bad debt, or credit losses, as a general and administrative expense in our income statement. We base these provisions on a review of our accounts receivable aging, individual overdue accounts, historical write-offs and adjustments of customer accounts due to service or other issues and an assessment of the general economic environment.

Valuation of Purchased Intangible Assets and Acquired Deferred Revenue

We allocate the purchase price paid in a business combination to the assets acquired, including intangible assets, and liabilities assumed at their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions and estimates we believe to be reasonable. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain of the intangible assets include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customer and product base and the expected use of the acquired assets.

We amortize acquired intangible assets using either accelerated or straight-line methods depending upon which best approximates the proportion of future cash flows estimated to be generated in each period of the estimated useful life of the specific asset. Management must estimate the expected life and future cash flows from the acquired asset, both of which are inherently uncertain and unpredictable. Changes in the assumptions used in developing these estimates could have a material impact on the amortization expense recorded in our financial statements. Unanticipated events and circumstances may occur which may affect the accuracy or validity of our assumptions and estimates. As an example, for all of the acquisitions made during 2007, 2006 and 2005, we are amortizing the customer relationship intangible assets on an accelerated method using lives of five to nine years. The use of an accelerated method was based upon our estimates of the projected cash flows from the assets and the proportion of those cash flows received over the estimated life. Had we used a straight-line method of amortization, amortization expense for 2007 would have been approximately $898,000 less than the amount recorded. If we were to continue to use the same accelerated method, but reduce the estimated useful lives of those assets by one year, total amortization expense would have been higher by $330,000 for 2007. We amortize acquired technology from our acquisitions using a straight-line method over three to four years. If the useful lives for those assets were reduced by one year, amortization expense for 2007 would have been $1.9 million higher.

As a component of our acquisitions, we acquired maintenance obligations (and the associated deferred revenue) with our acquisitions during the years ended December 31, 2007, 2006, and 2005. Emerging Issues Task Force (“EITF”) Issue No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and EITF Issue No. 04-11, Accounting in a Business Combination for Deferred Postcontract Customer Support Revenue of a Software Vendor, clarified different methods to determine the fair value of deferred revenue in a business combination. In accordance with EITF guidance, we valued acquired deferred revenue based on estimates of the cost of providing solution support services and software error corrections plus a reasonable profit margin. The impact of our valuation was a write down of the acquired deferred revenue balances to an average of 49% of their book value on the date of acquisition, from a total of $6.3 million to $3.1 million. This reduced amount will be recognized as revenue over the remaining contractual period of the obligation, generally no more than one year from the date of acquisition. Changes in the estimates used in determining these valuations could result in more or less revenue being recorded.

Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

We review identifiable intangible and other long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount may be impaired or unrecoverable.

We assess the impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, we test our goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate an impairment may have occurred. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value.

Factors that indicate the carrying amount of goodwill, identifiable intangible assets or other long-lived assets that may not be recoverable include under-performance relative to historical or projected operating results, significant changes or limitations in the manner of our use of the acquired assets, changes in our business strategy, adverse market conditions, changes in applicable laws or regulations and a variety of other factors and circumstances.

If we determine that the carrying value of a long-lived asset may not be recoverable, we determine the recoverability by comparing the carrying amount of the asset to our current estimates of net future undiscounted cash flows that the asset is expected to generate (or fair market value). We recognize an impairment charge, as an operating expense, equal to the amount by which the carrying amount exceeds the fair market value of the asset in the period the determination is made.

Internal Control over Financial Reporting

Effective internal control over financial reporting supports our ability to provide reliable annual and interim financial reports and to prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results and financial condition could be materially misstated and our reputation could be significantly harmed.

As a private company, we were not subject to the same internal control standards applicable to a public company. Upon our initial public offering in November 2007, we became subject to requirements and standards set by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. These standards include Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

Beginning with its audit of our financial statements for the year ending December 31, 2008, our independent registered public accounting firm will be required to evaluate and assess our internal control over financial reporting and report any material weaknesses identified as part of their assessment. A “material weakness” in internal control over financial reporting is defined as a single deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Since August 2006, we have been engaged in a program to evaluate our system of internal control over financial reporting with the assistance of a third party consulting firm. This program has consisted of a detailed review of the design of our current processes and controls, identification of deficiencies in that design and evaluation of the deficiencies’ effect on our financial statements to determine whether such deficiencies are material weaknesses. This program has also included and continues to include changes in our processes and procedures and other activities to remediate identified deficiencies.

As part of this program, we identified a number of deficiencies which we believe to be material weaknesses. Some of these material weaknesses were exacerbated by inadequately trained staff and limited management and staffing resources, particularly in the financial close and reporting area. During 2006 and 2007 we increased the size and significantly improved the skill base of our finance and accounting organization. Through our assessment of our internal control over financial reporting, the following represent material weaknesses identified by us and the related progress around the remediation of those material weaknesses:

Financial Close and Reporting

•	Lack of formal financial policies and procedures

We identified a lack of formally documented and communicated policies and procedures in areas that could have an impact on our financial statements, such as the recording and review of time and expenses, journal entry review and approval and the preparation and review of balance sheet reconciliations.

During 2007 we developed a comprehensive list of policies and procedures and formalized the most critical policies and procedures that we believe impact our financial close. We will continue to develop and formalize relevant policies and procedures to improve upon our reporting process.

•	Inadequate account reconciliation and analysis process

We identified inadequate review procedures and monitoring controls to ensure the timely and accurate completion of balance sheet reconciliations and other critical accounting analyses, thereby adversely impacting our ability to produce accurate financial statements in a timely manner.

During 2007 we implemented improved balance sheet reconciliation and review processes to ensure that critical account reconciliations were performed and changes in our balance sheet were closely monitored on a timely basis. While we believe we have significantly improved upon our processes in this area, we believe continued progress is necessary to improve upon the timeliness of such reviews to include adding additional resources to support this area.

•	Lack of spreadsheet controls

We rely on a large number of spreadsheets and reports to prepare our financial statements. We identified inadequate procedures and controls regarding the accuracy of and changes and access to, these spreadsheets and reports.

During 2007, we implemented a secure document repository for our most significant financial spreadsheets which provides access and version controls. We will continue to strengthen our controls around significant spreadsheets by formalizing the processes around logic and change controls. We will also extend these controls to cover all remaining critical financial spreadsheets.

Revenue

•	Inadequate controls around accuracy of billing and revenue recognition

We identified inadequate controls or monitoring procedures related to the accuracy of maintenance and consulting services invoices and related revenue recognition. These processes were manual and sometimes were performed by individuals recently hired by us.

During 2007 we implemented a new software and maintenance billing system that significantly reduced our reliance on manual processes and spreadsheets for maintenance billing and revenue recognition. In addition, during late 2007 we launched a project to review and improve our services billing processes to ensure greater accuracy of such invoices.

•	Inadequate documentation and review of software revenue recognition decisions

Software revenue recognition decisions were not adequately documented and reviewed. As a result, during 2006 and years prior, material adjustments were not identified in a timely manner by management but were identified by our independent registered public accounting firm in connection with their audit of our financial statements.

During 2007 we increased the size and skill base of our staff in the area of software revenue recognition. We implemented new review procedures to ensure timely accounting review and documentation of software agreements.

Information Technology

•	Inadequate systems access and change management controls

Due to informal policies and procedures over the granting and modification of user access, we had identified excessive or inappropriate access rights to, and insufficient segregation of duties within, our financial system. Many user accounts on the financial system had access rights that were not commensurate with the user’s job requirements. We also had inadequate procedures and controls over systems change management and program development.

During 2007 we established and implemented program development and change management policies and procedures to prevent unauthorized changes to systems and related technology. In addition, we performed a comprehensive review of system access rights and established appropriate access to assure proper segregation of duties by functional area.

We believe that the actions we have already taken and are continuing to take will strengthen our internal control over financial reporting. Although already underway, our plan to improve the effectiveness of our internal controls and processes is not yet complete. While we have designed new controls to address our identified material weaknesses, we have not yet tested the operating effectiveness of most of the changes we have made nor have they been tested by our independent public accounting firm or our third party consulting firm.

Through December 31, 2007, we have incurred approximately $3.8 million for services provided by a third party consulting firm to help us execute our plan to improve the effectiveness of our internal control. We expect to incur an additional estimated $2.4 million in third party consulting fees to assist in our continued review and testing of controls for 2008.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Year Ended December 31			2007 versus 2006		2006 versus 2005
	2007	2006	2005	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$87.1	$75.0	$45.9	$12.1	16	$29.1	63
Consulting services	83.4	66.6	41.2	16.8	25	25.4	62
Maintenance and support services	102.9	83.2	63.7	19.7	24	19.5	31
Other revenues	4.9	3.5	2.1	1.4	40	1.4	67

Total revenues	$278.3	$228.3	$152.9	$50.0	22	$75.4	49

COST OF REVENUES:
Cost of software license fees	$7.9	$6.9	$4.6	$1.0	14	$2.3	50
Cost of consulting services	72.6	54.7	32.6	17.9	33	22.1	68
Cost of maintenance and support services	17.4	15.5	12.0	1.9	12	3.5	29
Cost of other revenues	5.3	4.6	2.0	0.7	15	2.6	130

Total cost of revenues	$103.2	$81.7	$51.2	$21.5	26	$30.5	60

GROSS PROFIT	$175.1	$146.6	$101.7	$28.5	19	$44.9	44
OPERATING EXPENSES:
Research and development	$42.9	$37.3	$26.2	$5.6	15	$11.1	42
Sales and marketing	45.3	37.8	19.2	7.5	20	18.6	97
General and administrative	30.6	26.6	15.2	4.0	15	11.4	75
Recapitalization expenses	—	—	30.9	—	—	(30.9)	(100)

Total operating expenses	$118.8	$101.7	$91.5	$17.1	17	$10.2	11

INCOME FROM OPERATIONS	$56.3	$44.9	$10.2	$11.4	25	$34.7	340
Interest income	0.3	0.4	0.5	(0.1)	(25)	(0.1)	(20)
Interest expense	(18.5)	(20.1)	(11.3)	1.6	(8)	(8.8)	78
Other (expense) income, net	(0.1)	0.1	0.2	(0.2)	(200)	(0.1)	(50)

INCOME (LOSS) BEFORE INCOME TAXES	38.0	25.3	(0.4)	12.7	50	25.7	(6,425)
Income tax expense (benefit)	15.5	10.0	(9.1)	5.5	55	19.1	(210)

NET INCOME	$22.5	$15.3	$8.7	$7.2	47	$6.6	76

Revenues

	Year Ended December 31			2007 versus 2006		2006 versus 2005
	2007	2006	2005	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$87.1	$75.0	$45.9	$12.1	16	$29.1	63
Consulting services	83.4	66.6	41.2	16.8	25	25.4	62
Maintenance and support services	102.9	83.2	63.7	19.7	24	19.5	31
Other revenues	4.9	3.5	2.1	1.4	40	1.4	67

Total revenues	$278.3	$228.3	$152.9	$50.0	22	$75.4	49

Software License Fees

Our software applications are generally licensed to end-user customers under perpetual license agreements. We sell our software applications to end-user customers mainly through our direct sales force, as well as indirectly through our network of alliance partners and resellers. The timing of the sales cycle for our products varies in length based upon a variety of factors, including the size of the customer, the product being sold and whether the customer is a new or existing customer. We primarily compete on product features, functionality and the needs of our customers within our served markets, with price generally a lesser consideration in competing for new customers. The pricing for our products has remained stable, requiring infrequent changes in our pricing strategies.

License fee revenues increased $12.1 million, or 16%, to $87.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. License fee revenues from our Vision product family increased $3.8 million compared with the year ended December 31, 2006. License fee revenues from our enterprise project management (“EPM”) product family grew by $6.4 million while license fee revenues from our Costpoint and GCS Premier product families increased by $1.9 million compared to the year ended December 31, 2006.

License fee revenues for the year ended December 31, 2006 increased $29.1 million, or 63%, to $75.0 million compared with the year ended December 31, 2005. The increase in license fees resulted from continued sales of our new version of our Costpoint product and increased sales of our Deltek Vision applications. License fee revenue growth from the Costpoint and GCS Premier product families was approximately $6.3 million, or 22%, while revenues from our Vision product family grew by $17.0 million, or 105%. The $29.1 million increase in 2006 also reflected $5.8 million of license fee revenue growth from our EPM products obtained with the Welcom and CSSI acquisitions.

Consulting Services

Our consulting services revenues are generated from implementation, training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis. We have increased our overall consulting services revenues principally by increasing the sales of software licenses.

Consulting services revenues increased $16.8 million, or 25%, to $83.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was the result of a $15.3 million increase in implementation services and related reimbursable expense revenue and a $1.5 million increase in training and education related services revenue during the year ended December 31, 2007 compared with the year ended December 31, 2006. The $15.3 million increase in implementation services was driven by increased license sales and includes $5.8 million of revenue associated with our acquisition of AIM during 2007. Implementation services represented 93% of total consulting services revenues for each of the years ended December 31, 2007 and December 31, 2006.

Consulting services revenues for the year ended December 31, 2006 increased $25.4 million, or 62%, to $66.6 million compared to the year ended December 31, 2005. This increase was the result of a $24.8 million increase in implementation related services revenue and a $0.6 million increase in training and education related services revenue during the year ended December 31, 2006 compared to the same period in 2005. Implementation related services revenue was $61.9 million, or 93%, of total consulting services revenues during the year ended December 31, 2006 compared to $37.1 million, or 90%, of consulting services revenues during the year ended December 31, 2005. The increase was driven by the increased sales of Costpoint and Vision licenses, which drove increased demand for consulting services. Of the 2006 increase in consulting services revenue, 20%, or $5.1 million, related to the recognition of services revenue previously deferred during 2005 due to undelivered elements in software arrangements.

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

Maintenance revenues increased $19.7 million, or 24%, to $102.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Maintenance revenues from our Vision product family grew by $7.8 million, or 24%, and maintenance revenues from our EPM product family acquired in 2006 and 2007 grew by $5.6 million. Maintenance revenues from our Costpoint and GCS Premier product families grew by $6.4 million, or 14%. These increases were driven by our sales of new software licenses and renewals of maintenance agreements in our installed base of customers.

Maintenance revenues for the year ended December 31, 2006 increased $19.5 million, or 31%, to $83.2 million compared with the year ended December 31, 2005. Approximately $7.9 million of the increase was from our Costpoint and GCS Premier product families. Approximately $7.4 million of the $19.5 million increase was from products or customers acquired through our acquisitions of Wind2 in late 2005 and Welcom and CSSI in 2006. The remaining increase of $4.2 million is related to other Vision product family maintenance revenues.

Other Revenues

Our other revenues consist of sales of third party hardware and software as well as fees collected for our annual user conference, which is typically held in the first six months of the year. For the year ended December 31, 2007, other revenues increased $1.4 million, or 40%, to $4.9 million compared to the year ended December 31, 2006 as a result of increased attendance associated with our 2007 user conference. For the year ended December 31, 2006, other revenues increased $1.4 million, or 67%, compared to the year ended December 31, 2005 as a result of higher user conference revenues.

Cost of Revenues

	Year Ended December 31			2007 versus 2006		2006 versus 2005
	2007	2006	2005	Change	% Change	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$7.9	$6.9	$4.6	$1.0	14	$2.3	50
Cost of consulting services	72.6	54.7	32.6	17.9	33	22.1	68
Cost of maintenance and support services	17.4	15.5	12.0	1.9	12	3.5	29
Cost of other revenues	5.3	4.6	2.0	0.7	15	2.6	130

Total cost of revenues	$103.2	$81.7	$51.2	$21.5	26	$30.5	60

Cost of Software License Fees

Our cost of software license fees consists of third party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees increased by $1.0 million, or 14%, to $7.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was a result of approximately $0.9 million in additional royalty expense for third party software resulting from higher license sales during the year and $0.6 million of additional amortization of purchased intangibles. These increases were partially offset by a decrease in amortization of capitalized software of approximately $0.3 million as a result of a previously capitalized product becoming fully amortized in the prior year resulting in no current year expense.

Cost of software license fees for the year ended December 31, 2006 increased $2.3 million, or 50%, to $6.9 million compared to the year ended December 31, 2005 as a result of a $1.1 million increase in amortization of purchased intangible software assets due to the acquisitions made during 2005 and 2006, with the remainder attributable to increased royalties on third party software resulting from higher license sales during the year.

Cost of Consulting Services

Our cost of consulting services is comprised of the salaries, benefits, incentive compensation and stock-based compensation expense of services-related employees as well as third party contractor expenses, travel and reimbursable expenses and classroom rentals. Cost of services also includes an allocation of our facilities and other costs incurred for providing implementation, training and other consulting services to our customers.

Cost of consulting services increased $17.9 million, or 33%, to $72.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The primary driver of the increase was salary expenses, related benefits, bonus, and stock-based compensation which together grew by approximately $11.9 million. This increase was associated with higher headcount as we expanded the number of consultants to meet demand for our services as a result of increased license sales.

At December 31, 2007 our ending services headcount was 347 compared to 267 at December 31, 2006, or an increase of 30%. This increase in headcount was driven by newly hired employees, as well as employees obtained through the AIM acquisition. Newly hired employees generally require training on our products and processes prior to becoming billable. Subcontractor costs increased by $2.9 million compared to the prior year, as we utilized outside resources to meet the short-term demands of our growth in services engagements. We also experienced additional increases in travel, training, facilities and other costs. The increases in cost of consulting services for the year ended December 31, 2007 compared to December 31, 2006 were partially offset by a $2.3 million reduction in expense associated with previously deferred costs due to undelivered elements in software license arrangements.

For the year ended December 31, 2006, cost of consulting services was $54.7 million, an increase of $22.1 million, or 68%, when compared to the same period in the prior year. Approximately $13.3 million, or 60%, of the 2006 increase was associated with salaries, benefits and incentive compensation for implementation services personnel and $5.0 million, or 23%, was associated with travel costs for those engagements. During 2006, we increased our services headcount from 199 at December 31, 2005 to 267 at December 31, 2006, an increase of 34%. The remaining increase related to increased use of subcontractors to fill short-term labor requirement of our services engagements as well as other consulting related costs.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $1.9 million, or 12%, to $17.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was driven by additional support staff labor and related costs, which grew by $1.4 million and by royalties for third party products embedded in our offerings, which grew by $0.5 million.

Cost of maintenance services for the year ended December 31, 2006 increased $3.5 million, or 29%, to $15.5 million when compared to the year ended December 31, 2005. The increase was primarily the result of increased costs for salaries and related benefits related to increased headcount from 2005 to 2006. Approximately $1.8 million, or 51%, of the 2006 increase in costs was the result of increased headcount to service our growing customer base prior to the impact of acquisitions, while $1.0 million, or 28%, of the increase was associated with increased costs due to acquisitions made during 2006. The remaining increase of $0.7 million was due to other support related costs, including royalties paid to third parties.

Cost of Other Revenues

Our cost of other revenues includes the cost of third party equipment and software purchased for customers as well as the cost associated with our annual user conference. For the year ended December 31, 2007, cost of other revenues increased to $5.3 million from $4.6 million for the year ended December 31, 2006. The increase was primarily due to $1.4 million of additional cost associated with our user conference, which was offset by $0.7 million of lower costs associated with lower sales of third party equipment and software. Cost of other revenues for the year ended December 31, 2006 increased $2.6 million when compared to the year ended December 31, 2005, which was the result of higher costs associated with a larger user conference in 2006.

Operating Expenses

	Year Ended December 31			2007 versus 2006		2006 versus 2005
	2007	2006	2005	Change	% Change	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$42.9	$37.3	$26.2	$5.6	15	$11.1	42
Sales and marketing	45.3	37.8	19.2	7.5	20	18.6	97
General and administrative	30.6	26.6	15.2	4.0	15	11.4	75
Recapitalization expenses	—	—	30.9	—	—	(30.9)	(100)

Total operating expenses	$118.8	$101.7	$91.5	$17.1	17	$10.2	11

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $5.6 million, or 15%, to $42.9 million for the year ended December 31, 2007 compared to the same period in 2006. The increase was primarily due to increased labor and labor-related costs of $2.3 million to support new product release development, increased costs associated with the expansion of our international development center of $0.9 million, and other third party costs to support new release development of $0.7 million. The remaining increase was due to costs associated with acquired operations in Australia and other costs incurred by the development organization, including travel, training and facilities.

For the year ended December 31, 2006 research and development expenses increased by $11.1 million, or 42%, to $37.3 million when compared to the same period in 2005. The increase in 2006 was due to significant hiring to deliver additional product feature and functionality across all of our product lines requested by our larger customers.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries and related costs, commissions paid to our sales team, stock-based compensation, and the cost of marketing programs (including our demand generation efforts, advertising, events, corporate communications, field marketing and product marketing) and other expenses associated with our sales and marketing activities. Sales and marketing expenses also include amortization expense for acquired intangible assets associated with customer relationships.

Sales and marketing expenses increased by $7.5 million, or 20%, to $45.3 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was driven by additional labor and related costs of $3.3 million as we expanded our sales organization, an increase in sales commissions of $2.3 million associated with the increase in license revenues, and an increase in amortization of purchased intangibles of $1.3 million.

For the year ended December 31, 2006, sales and marketing expenses increased by $18.6 million, or 97%, to $37.8 million when compared to the same period in 2005. This increase was driven by increased salaries, benefits and support costs for additional sales personnel and commissions paid on higher license revenues in 2006 as compared to 2005. In addition, we increased spending in marketing for specific demand generation and corporate branding programs aimed at increasing customer demand for our software applications.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, legal and human resources. General and administrative costs also include stock-based compensation, New Mountain Capital advisory fees, insurance premiums and third party legal and other professional services fees, facilities and other expenses associated with our administrative activities.

General and administrative expenses increased by $4.0 million, or 15%, to $30.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was a result of increased headcount across finance, legal and human resources associated with becoming a publicly traded company. Labor and related costs accounted for $5.7 million of the total increase. Costs associated to identify and remediate control weaknesses also contributed to the increase. These costs were partially offset by a reduction in expense for transaction and advisory fees paid to our principal stockholder, New Mountain Capital, of $2.3 million.

For the year ended December 31, 2006, general and administrative expenses increased $11.4 million, or 75%, to $26.6 million when compared to the same period in 2005. Of the total increase, $2.3 million, or 20%, was associated with increased salary costs in the finance, accounting, and legal functions to prepare us for operating as a public company, $2.1 million, or 19%, was associated with third party costs to identify and remediate control weaknesses and $2.2 million, or 19%, was associated with transaction fees paid to New Mountain Capital in connection with refinancing our stockholder notes in April 2006. Also contributing to the increase were incremental increases in facilities related expenses and new hires in senior management.

Recapitalization Expense

The recapitalization costs in 2005 relate to the settlement of outstanding stock appreciation rights in connection with our April 2005 recapitalization, plus the related legal, due diligence and other professional services costs incurred in the recapitalization.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income did not fluctuate significantly during the years ended December 31, 2007, 2006, and 2005.

Interest Expense

	Year Ended December 31			2007 versus 2006		2006 versus 2005
	2007	2006	2005	Change	% Change	Change	% Change
	(dollars in millions)
Interest expense	$18.5	$20.1	$11.3	$(1.6)	(8)	$8.8	78

Interest expense decreased by $1.6 million for the year ended December 31, 2007 compared to 2006. The decrease was the result of $2.3 million of expense in the prior year which did not exist in the current year associated with the write-off of previously deferred debt issuance costs. Lower interest payments in the fourth quarter of 2007 that resulted from debt repayments of $42.6 million made using proceeds from the initial public offering also contributed to the decrease. This decrease was partially offset by higher borrowings under our credit facility during the first nine months of 2007.

For the year ended December 31, 2006 interest expense increased $8.8 million, or 78%, to $20.1 million compared to the year ended December 31, 2005. The increase included $5.1 million in additional expense due to the inclusion of a full year of interest expense on the term loan and stockholder debentures, $2.3 million for the write-off of previously deferred debt issuance costs and $1.4 million related to incremental borrowing on the credit facility used to fund the 2006 acquisition of CSSI and for other purposes. The write-off of the debt issuance costs resulted from the April 2006 refinancing of $100 million of notes issued to stockholders with incremental borrowings under our credit facility.

Income Taxes

	Year Ended December 31
	2007	2006	2005
	(dollars in millions)
Income tax expense (benefit)	$15.5	$10.0	$(9.1)

Income tax expense increased by $5.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. As a percentage of pre-tax income, income tax expense was 40.7% and 39.5% for the years ended December 31, 2007 and 2006, respectively. The increase in the effective tax rate was primarily the result of increased losses in foreign subsidiaries which did not generate tax benefits in the current period.

Income tax expense increased $19.1 million from 2005 to 2006 from a tax benefit of $9.1 million in 2005 compared to an income tax expense of $10.0 million in 2006. The tax benefit in 2005 was the result of the deferred tax asset we realized upon conversion from an S-corporation to a C-corporation for federal income tax purposes at the time of the 2005 recapitalization, as well as the net operating loss created by the deductibility of the recapitalization expenses in the C-corporation period (see Note 2 to our consolidated financial statements).

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a $0.4 million liability, including interest and penalties, associated with various federal and state income tax matters related to the acquisition of Welcom during 2006. The liability was recorded as an increase to goodwill.

During the year ended December 31, 2007, the liability increased $0.2 million due to the expected utilization of research and development credits acquired from Welcom. For further information, see Note 12, Income Taxes, of our consolidated financial statements contained elsewhere in this annual report. Prior to the effective date of SFAS 141R, any adjustments to the above described unrecognized tax benefit will affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, changes will be recorded as part of the income tax expense.

Recapitalization

In April 2005, we underwent a recapitalization in which we issued 29,079,580 shares of common stock to the New Mountain Funds for $105.0 million. We also sold $75.0 million of subordinated debentures to the New Mountain Funds and $25.0 million of subordinated debentures to one of the selling stockholders (collectively, the subordinated debentures or the debentures). In addition, we secured a $115.0 million term loan as part of the recapitalization. See Note 2, “Recapitalization” and Note 10, “Debt” of our consolidated financial statements contained elsewhere in this Annual Report.

The $320.0 million total proceeds from the term loan and the issuance of the common stock and subordinated debentures were primarily used to repurchase common stock from the selling stockholders to reduce their aggregate holdings to 25% of the outstanding shares, to make payments of approximately $31 million to holders of stock appreciation rights issued under our stock appreciation rights plan (SAR Plan) and to pay for the costs of the recapitalization, totaling approximately $8.2 million, and to pay $5.8 million for debt issuance costs.

In connection with the recapitalization, we issued to the New Mountain Funds 100 shares of Series A preferred stock, par value $0.001 per share, as to which the holders had no voting rights, but were entitled to elect a majority of the members of our board of directors until such time that the common stock owned by the New Mountain Funds constituted less than one-third of our outstanding common stock. After such time, the holders of Series A preferred stock had the right to elect one or more directors, declining in number as the holder’s common stock ownership declines. In connection with our reincorporation in Delaware, our Series A preferred stock was converted into Class A common stock with the same substantive terms. The Series A preferred stock carried no other voting rights, no dividend entitlement and no liquidation preferences.

Pursuant to the recapitalization, we became obligated to make a payment to the selling stockholders equal to the amount of income taxes that we would be required to pay, but for the availability of deductions related to the SAR payments made in connection with the recapitalization. The amount and timing of the additional payments to the selling stockholders was contingent on the use and timing of the SAR deductions to offset cash tax payments that we would otherwise have made. In March 2007, we paid $4.8 million of this obligation, leaving a remaining balance to be paid of $0.6 million at December 31, 2007.

In addition to the $31.0 million in SAR payments, we agreed to vest $1.8 million associated with the value of unvested SARs for certain executives that are payable in varying increments through January 2008. This entire amount was expensed as part of “Recapitalization Expenses” in 2005. We also agreed to convert employee unvested SARs into retention bonuses totaling $4.1 million, which are earned and are being expensed over the four-year period beginning May 2005. The retention amounts are paid in equal installments annually in April of each year through 2009. After taking into account reductions for terminated employees, $1.5 million remained to be paid at December 31, 2007.

Credit Agreement

In connection with the Company’s recapitalization in 2005, we entered into a credit agreement with a syndicate of lenders led by Credit Suisse that provided for a $115 million term loan and a $30 million revolving credit facility (the “Credit Agreement”). In April 2006, we added $100 million to the term loan to repay the outstanding debentures. The term loan matures on April 22, 2011, and the revolving credit facility terminates on April 22, 2010.

Term loans under the Credit Agreement accrue interest at 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”). Amounts outstanding under the revolving credit facility accrue interest at 2.50% above the LIBO rate. The spread above the LIBO rate decreases as our leverage ratio, as defined in the Credit Agreement, decreases and as we achieve specified credit ratings. At our option, the interest rate on loans under the credit agreement may be based on an alternative base (“prime”) rate (the “ABR Rate”), and the margins over ABR are 1.00% less than the margins over the LIBO rate. We pay a commitment fee of 0.50% per year on the unused amount of our revolving credit facility.

The Credit Agreement requires mandatory prepayments of the term loan from our annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of future assets sales or equity issuances. The required prepayment is equal to the lesser of 50% of the net proceeds from the sale of securities, or the amount that reduces the leverage ratio (as defined in the agreement) to less than 2.75. Upon the completion of our initial public offering in November of 2007, a prepayment was made in the amount of $17.6 million which included the scheduled principal payments required by the Credit Agreement through September 30, 2008. The previously scheduled principal repayments of $0.5 million will resume each quarter beginning December 31, 2008 through June 30, 2010. At the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $47.5 million will be due, with the balance due on April 22, 2011, the final maturity date.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

		As of December 31, 2007		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior 4 quarters/consolidated interest expense	Greater than 2.00 to 1.00	4.15	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior 4 quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	1.59	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior 4 quarters	Less than 4.25 to 1.00	2.68	Less than 3.25 to 1.00 effective January 1, 2009

We expect, based on our current and expected performance, that we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

The Credit Agreement requires us to comply with non-financial covenants that restrict certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of December 31, 2007, we were in compliance with all covenants related to our credit agreement.

In 2005, debt issuance costs incurred in connection with the Credit Agreement and the debentures were approximately $5.8 million. In 2006, the costs incurred in connection with the addition to the term loan were $1.3 million. We incurred no debt issuance costs in 2007.

The debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At December 31, 2007, $0.8 million of unamortized debt issuance costs remained in “prepaid expenses and other current assets” and $1.6 million was reflected in “other assets” on the consolidated balance sheet. During the year ended December 31, 2007 and 2006, $1.1 million and $3.0 million of costs were amortized, respectively, and reflected in “interest expense.” The December 31, 2006 amount included $2.2 million of accelerated amortization of debt issuance costs for stockholder debt repaid.

During the fourth quarter of 2007, we used net proceeds from our initial public offering to repay $25.0 million of indebtedness outstanding under our revolving credit facility and used the remaining balance of the proceeds to repay $17.6 million of the indebtedness under the term loan. As a result, we accelerated $0.2 million of debt issuance cost amortization in the fourth quarter of 2007 as a result of the required repayment on the term loan.

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

Historically our cash flows have been subject to variability from year-to-year primarily as a result of one-time or infrequent events. For example, in 2006, we refinanced our stockholder notes, which did not require any interest payment in 2005, with an incremental term loan which requires quarterly interest payments. This refinancing shifted the cash payment of $5.5 million for 2005 interest accrued into 2006.

The cost of our recent acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings are repaid in subsequent periods with available cash provided by operating activities. At December 31, 2007, we had no borrowings under our revolving credit facility.

We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months and the foreseeable future thereafter.

Analysis of Cash Flows

For the year ended December 31, 2007, net cash provided by operating activities was $19.1 million compared to $18.4 million provided during the comparable period of 2006. This increase of $0.7 million is primarily driven by the additional cash associated with the increase in net income of $7.2 million along with other net increases in cash provided by operating activities offset by higher cash payments for income taxes of $7.6 million in the current year. The increase in cash paid for taxes during the current year when compared to 2006 is the result of the benefits from a tax loss carryover which was available to offset taxable income in 2006. This benefit was fully utilized as we entered 2007.

For the year ended December 31, 2006, net cash provided by operating activities was $18.4 million compared to $11.2 million provided during the comparable period of 2005. The increase was primarily due to a significant increase in payments from customers ($57.6 million higher) offset in part by increased payments to employees and vendors for salaries, costs of revenues as well as higher overall operating expenses

($25.8 million), increased interest payments ($17.1 million higher in 2006) and increased tax payments ($7.4 million higher). The increase in tax payments reflects higher levels of taxable income in 2006 plus the impact of the change in 2005 from taxation as an S-corporation to a C-corporation.

Net cash used in investing activities was $15.6 million for the year ended December 31, 2007, compared to $38.3 million used during the comparable period of 2006. During the year ended December 31, 2007, we paid for two acquisitions, AIM and WSTP, which accounted for $6.1 million of our overall cash usage. The remaining use of cash during this period was $9.1 million for purchases of property and equipment. For the year ended December 31, 2006, net cash used in investing activities reflected $32.8 million related to our acquisitions of Welcom and C/S Solutions. Net cash used in investing activities for the year ended December 31, 2005 was $13.5 million. This amount was primarily due to the Wind2 acquisition.

Net cash provided by financing activities was $6.8 million for the year ended December 31, 2007, compared to $8.8 million provided during the year ended December 31, 2006. In the fourth quarter of 2007, the initial public offering contributed cash of $43.0 million from the sale of common stock and $5.7 million in proceeds related to the exercise of stock options and related tax benefit. We used $42.6 million in net proceeds to pay down $25.0 million of indebtedness on our outstanding revolving credit facility and $17.6 million on our term loan. As of December 31, 2007 we had no borrowings against our revolving credit facility. For the year ended December 31, 2005, net cash provided by financing activities was $7.2 million which was primarily due to the net impact of the recapitalization.

In 2006, we retired our subordinated debentures with $100 million of additional borrowings under our credit agreement. We also incurred $18 million of net borrowings under our revolving credit facility and received $1.1 million in proceeds from the sale of common stock. These borrowings financed the payment of a $7.0 million liability to certain of the selling stockholders arising from the 2005 recapitalization, and the payment of $1.9 million in principal reductions on the term loan and $1.3 million in debt issuance costs. The net cash provided by these borrowings was also used to finance part of the cost of the CSSI acquisition.

Impact of Seasonality

Fluctuations in our quarterly license fee revenues reflect in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors typically yield a peak in license revenue in the fourth quarter due to increased spending by our customers during that time.

Our consulting services revenues are impacted by software license sales, the availability of our consulting resources to work on customer implementations, and the adequacy of our contracting activity to maintain full utilization of our available resources. As a result, services revenues are much less subject to seasonal fluctuations.

Our maintenance revenues are not subject to significant seasonal fluctuations although cash flow from maintenance fees is impacted by the timing of annual maintenance renewals, which occur mainly in the first and fourth quarters of the year.

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of term loan related debt obligations and commitments under facilities and operating leases. We rarely enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of December 31, 2007:

	Payments Due By December 31,
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
Term loan	$193,313	$498	$1,991	$95,910	$94,914	$—	$—
Operating leases	26,617	6,630	6,711	6,562	5,311	1,403	—
Liability for redemption of stock in recapitalization	569	569	—	—	—	—	—
Other tax liabilities	551	—	—	—	—	—	551

The table above does not include interest payments with respect to the outstanding term loan, which are variable and therefore fluctuate with interest rate fluctuations. Based on the variable rate debt outstanding as of December 31, 2007, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis.

Following the prepayment of $0.5 million in the fourth quarter of 2007, our scheduled repayments of the outstanding term loan balance are $0.5 million in 2008, $2.0 million in 2009, $95.9 million in 2010, and $94.9 million in 2011.

We anticipate that we will experience an increase in our lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during 2008.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

Indemnification

We provide limited indemnification to our customers against intellectual property infringement claims made by third parties arising from the use of our software products. Due to the established nature of our primary software products and the lack of intellectual property infringement claims in the past, we cannot estimate the fair value nor determine the total nominal amount of the indemnification, if any. Estimated losses for such indemnification are evaluated under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. We have secured copyright and trademark registrations for our software products with the U.S. Patent and Trademark Office, and we have intellectual property infringement indemnification from our third party partners whose technology may be embedded or otherwise bundled with our software products. Therefore, we generally consider the probability of an unfavorable outcome in an intellectual property infringement case to be relatively low. We have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications.

Newly Adopted and Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in consolidated financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted FIN 48. See Note 12 for further discussion of the impact of FIN 48 on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). Under the terms of FSP 157-2, the provisions of SFAS 157 will be adopted for financial instruments in 2008 and, when required, for nonfinancial assets and nonfinancial liabilities in 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). We do not expect that the provisions to be adopted in 2008 will have a significant impact on our financial statements, and we are in the process of evaluating the impact of provisions to be adopted in 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its consolidated results of operations and financial condition.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money-market accounts on a short-term basis and contain no significant investments in auction rate securities. At December 31, 2007, we had $17.1 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of December 31, 2007, we had approximately $193.3 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of December 31, 2007, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

In order to provide us with protection against significant increases in market interest rates, in June 2005 we entered into an interest rate cap covering $60 million of principal outstanding under our credit agreement. The agreement provides for payment to us equal to the excess, if any, of the LIBO Rate over 6.25% times

$60 million. At December 31, 2006, the fair value of the interest rate cap was reduced to a nominal amount. This agreement expired on December 31, 2007.

Based on the investment interest rate and our cash and cash equivalents balance as of December 31, 2007, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $171,000 on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso, and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during 2007, 2006, or 2005. To date, exchange rate fluctuations have had little impact on our operating results and cash flows given our limited international presence.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification during 2007 of material weaknesses in internal control over financial reporting by our management and the status of our remediation efforts, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

In light of that conclusion, we have performed additional substantive procedures with respect to our consolidated financial statements as of the year ended December 31, 2007. Accordingly, our management believes that such consolidated financial statements are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

Since August 2006 the Company has been engaged in a program to evaluate and improve the effectiveness of our system of internal control over financial reporting. During the quarter ended December 31, 2007, we implemented a secure electronic document repository for our most significant financial spreadsheets which provides access and version controls.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors” and “Corporate Governance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2007 (the “2008 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Report” and “Corporate Governance—Compensation Committee” in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Ownership of Securities” and “Executive and Director Compensation” in the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance” in the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Principal Accounting Fees and Services” in the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the consolidated financial statements or related notes.

All other schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTEK, INC.

By:	/s/ KEVIN T. PARKER
Name:	Kevin T. Parker
Title:	Chairman, President and Chief Executive Officer

Date:   March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ KEVIN T. PARKER Kevin T. Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ JAMES C. REAGAN James C. Reagan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 31, 2008

/s/ ALOK SINGH Alok Singh	Director	March 31, 2008

/s/ MICHAEL B. AJOUZ Michael B. Ajouz	Director	March 31, 2008

/s/ NANCI E. CALDWELL Nanci E. Caldwell	Director	March 31, 2008

/s/ Kathleen DELASKI Kathleen deLaski	Director	March 31, 2008

/s/ JOSEPH M. KAMPF Joseph M. Kampf	Director	March 31, 2008

/s/ STEVEN B. KLINSKY Steven B. Klinsky	Director	March 31, 2008

/s/ ALBERT A. NOTINI Albert A. Notini	Director	March 31, 2008

/s/ JANET R. PERNA Janet R. Perna	Director	March 31, 2008

Item 15 (a) 1 – INDEX TO CONSOLIDATED FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Deltek, Inc. (formerly Deltek Systems, Inc.) and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform to Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and in 2006 the Company changed its method of accounting for share-based payments to conform to FASB Statement No. 123(R), Share-Based Payment.

/s/ Deloitte & Touche, LLP

McLean, Virginia

March 27, 2008

DELTEK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31 2007	December 31 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,091	$6,667
Accounts receivable, net of allowance of $2,866 and $1,960 at December 31, 2007 and December 31, 2006, respectively	55,663	39,987
Deferred income taxes	5,027	6,961
Prepaid expenses and other current assets	7,104	4,771

TOTAL CURRENT ASSETS	84,885	58,386
PROPERTY AND EQUIPMENT, NET	13,575	8,576
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	2,399	3,480
LONG-TERM DEFERRED INCOME TAXES	354	—
INTANGIBLE ASSETS, NET	13,132	16,169
GOODWILL	50,082	44,519
OTHER ASSETS	3,253	3,358

TOTAL ASSETS	$167,680	$134,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$498	$20,150
Accounts payable and accrued expenses	33,310	28,671
Accrued liability for redemption of stock in recapitalization	569	5,349
Deferred revenues	22,046	26,612
Income taxes payable	729	166

TOTAL CURRENT LIABILITIES	57,152	80,948
LONG-TERM DEBT	192,815	210,375
LONG-TERM DEFERRED INCOME TAXES	—	3,760
OTHER TAX LIABILITIES	551	—
OTHER LONG-TERM LIABILITIES	3,350	3,470

TOTAL LIABILITIES	253,868	298,553

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; issued and outstanding, 0 and 100 shares at December 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 43,046,523 and 39,405,993 shares at December 31, 2007 and December 31, 2006, respectively	43	39
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 and 0 shares at December 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	167,527	112,350
Accumulated deficit	(253,424)	(275,943)
Accumulated other comprehensive income	(334)	(511)

TOTAL STOCKHOLDERS’ DEFICIT	(86,188)	(164,065)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167,680	$134,488

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31
	2007	2006	2005
REVENUES:
Software license fees	$87,118	$74,958	$45,923
Consulting services	83,353	66,573	41,212
Maintenance and support services	102,903	83,172	63,709
Other revenues	4,872	3,565	2,112

Total revenues	278,246	228,268	152,956

COST OF REVENUES:
Cost of software license fees	7,855	6,867	4,591
Cost of consulting services	72,559	54,676	32,659
Cost of maintenance and support services	17,387	15,483	11,969
Cost of other revenues	5,276	4,634	2,002

Total cost of revenues	103,077	81,660	51,221

GROSS PROFIT	175,169	146,608	101,735
Research and development	42,925	37,293	26,246
Sales and marketing	45,299	37,807	19,198
General and administrative	30,619	26,622	15,181
Recapitalization expenses	—	—	30,853

Operating expenses	118,843	101,722	91,478

INCOME FROM OPERATIONS	56,326	44,886	10,257
Interest income	295	397	436
Interest expense	(18,493)	(20,098)	(11,297)
Other (expense) income, net	(132)	82	238

INCOME (LOSS) BEFORE INCOME TAXES	37,996	25,267	(366)
Income tax expense (benefit)	15,477	9,969	(9,098)

NET INCOME	$22,519	$15,298	$8,732

EARNINGS PER SHARE
Basic	$0.56	$0.39	$0.17

Diluted	$0.54	$0.38	$0.17

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	40,036,600	39,331,894	52,910,437

Diluted weighted average shares	41,617,407	40,262,240	52,910,437

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,519	$15,298	$8,732
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,419	2,052	877
Depreciation and amortization	9,241	8,097	3,944
Amortization of debt issuance costs	1,096	3,048	580
Stock-based compensation expense	6,134	1,686	—
Employee stock purchase plan expense	35	—	—
Stock issued in lieu of director fees	—	20	—
Loss on disposal of fixed assets	214	28	4
Deferred income taxes	(2,464)	1,874	(9,463)
Recapitalization expenses	—	—	8,245
Realized gain on investments	—	—	(286)
Change in assets and liabilities:
Accounts receivable	(17,586)	(17,708)	(6,461)
Prepaid expenses and other assets	(1,794)	2,980	(2,919)
Accounts payable and accrued expenses	3,343	8,662	5,223
Interest payable on stockholder notes	—	(5,467)	5,467
Income taxes payable/receivable	2,544	294	(24)
Excess tax benefit from stock option exercises	(1,759)	—	—
Other tax liabilities	21	—	—
Other long-term liabilities	(120)	661	(6,802)
Deferred revenues	(4,748)	(3,083)	4,126

Net Cash Provided by Operating Activities	19,095	18,442	11,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	—	—	3,207
Acquisitions, net of cash acquired	(6,101)	(32,769)	(13,982)
Purchase of property and equipment	(9,055)	(4,671)	(1,511)
Capitalized software development costs	(412)	(856)	(1,249)

Net Cash Used in Investing Activities	(15,568)	(38,296)	(13,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	87	1,051	108,693
Sale of common stock in initial public offering, net of offering costs	42,991	—	—
Proceeds from exercise of stock options	3,950	12	—
Excess tax benefit from stock option exercises	1,759	7	—
Stockholder distributions	—	—	(28,513)
Redemption of stock and stockholder payments in recapitalization	(4,780)	(7,038)	(273,271)
Recapitalization expenses	—	—	(8,245)
Proceeds from the issuance of debt	22,500	125,000	215,000
Debt issuance costs	—	(1,312)	(5,840)
Repayment of debt	(59,712)	(108,900)	(575)

Net Cash Provided by Financing Activities	6,795	8,820	7,249

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	102	22	(407)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,424	(11,012)	4,550
CASH AND CASH EQUIVALENTS––Beginning of period	6,667	17,679	13,129

CASH AND CASH EQUIVALENTS––End of period	$17,091	$6,667	$17,679

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Stock issued for acquisitions	$500	$919	$—

Accrued liability for redemption of stock in recapitalization	$—	$—	$12,387

Accrued liability for acquisition of business	$550	$750	$167

Accrued liability for purchases of property and equipment	$69	$868	$—

Accrued liability for public offering transaction costs	$275	$—	$—

Cash paid during the year for:
Interest	$15,927	$22,352	$5,249

Income taxes	$15,297	$7,717	$321

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2005	—	$—	84,741,320	$8	—	$—	$—	$14,191	$(155)	$14,044

Net income	—	—	—	—	—	—	—	8,732	—	8,732
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(121)	(121)
Reversal of unrealized gain on investments	—	—	—	—	—	—	—	—	(286)	(286)

Comprehensive income										8,325
Distributions to stockholders	—	—	—	—	—	—	—	(28,513)	—	(28,513)
Redemption of stock in recapitalization	—	—	(75,682,340)	(7)	—	—	—	(285,651)	—	(285,658)
Sale of common stock	—	—	30,102,460	3	—	—	108,690	—	—	108,693
Sale of preferred stock	100	—	—	—	—	—	—	—	—	—
Effect of stock split on par value	—	—	—	35	—	—	(35)	—	—	—
Balance at December 31, 2005	100	$—	39,161,440	$39	—	$—	$108,655	$(291,241)	$(562)	$(183,109)

Net income	—	—	—	—	—	—	—	15,298	—	15,298
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	51	51

Comprehensive income										15,349
Sale of common stock	—	—	133,252	—	—	—	1,051	—	—	1,051
Stock issued for acquisitions	—	—	105,616	—	—	—	919	—	—	919
Stock options exercised	—	—	3,463	—	—	—	12	—	—	12
Tax benefit on stock options exercised	—	—	—	—	—	—	7	—	—	7
Stock compensation	—	—	—	—	—	—	1,686	—	—	1,686
Stock issued in lieu of director fees	—	—	2,222	—	—	—	20	—	—	20

Balance at December 31, 2006	100	$—	39,405,993	$39	—	$—	$112,350	$(275,943)	$(511)	$(164,065)

Net income	—	—	—	—	—	—	—	22,519	—	22,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	177	177

Comprehensive income										22,696
Sale of common stock	—	—	6,115	—	—	—	87	—	—	87
Stock issued for acquisitions	—	—	38,109	—	—	—	500	—	—	500
Sale of common stock in initial public offering	—	—	3,009,475	3	—	—	42,713	—	—	42,716
Stock options exercised	—	—	586,831	1	—	—	3,949	—	—	3,950
Tax benefit on stock options exercised	—	—	—	—	—	—	1,759	—	—	1,759
Stock compensation	—	—	—	—	—	—	6,169	—	—	6,169
Conversion of preferred stock to Class A common stock	(100)	—	—	—	100	—	—	—	—	—

Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	167,527	$(253,424)	$(334)	$(86,188)

See accompanying notes to consolidated financial statements.

DELTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise applications software and related services designed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities, rather than mass-producing products in a manufacturing or distribution environment. These organizations typically require specialized software to help them automate complex business processes around the engagement, execution, and delivery of projects. Deltek’s software enables them to greatly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements. With Deltek’s software applications, project-focused organizations can better measure business results, optimize performance, streamline operations, and win new business.

In April 2005, the Company underwent a recapitalization and change of control transaction as further described in Note 2 to the consolidated financial statements.

In April 2007, the Company converted to a Delaware corporation changing its name to “Deltek, Inc.” from a Virginia corporation under the name of “Deltek Systems, Inc.”

Initial Public Offering

In November 2007, the Company completed an initial public offering consisting of 9,000,000 shares of common stock at $18.00 per share. The total shares sold in the offering included 5,990,525 shares sold by selling stockholders and 3,009,475 shares sold by the Company.

After deducting the payment of underwriters’ discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were $42.7 million. The net proceeds from the offering were used to repay a $25.0 million balance on the revolving credit facility and to make a $17.6 million prepayment on the outstanding term loan.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable and sales allowances, lives of tangible and intangible assets, impairment of long-lived and other assets, realization of deferred tax assets, accrued liabilities, stock option compensation, revenue recognition, valuation of acquired deferred revenue and intangible assets, and provisions for income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are generated primarily from three sources: licensing of its software products, providing maintenance and support for those products, and providing consulting services for those products. Deltek’s consulting services consist primarily of implementation services, training and assessment, and design services. A typical sales arrangement includes both software licenses and maintenance and may also include consulting services. Consulting services are also regularly sold separately from other elements generally on a time-and-materials basis. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, as well as Technical Practice Aids issued by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

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

The Company’s standard software license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

License revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when these channels complete the sale and delivery of the Company’s software products to the ultimate end-user.

The Company’s standard payment terms for its software license agreements are within six months. The Company considers the software license fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within six months. Revenue from arrangements with payment terms extending beyond six months is recognized as payments become due and payable.

Implementation, installation, and other consulting services are generally billed based upon hourly rates, plus reimbursable out-of-pocket expenses. Revenue on these arrangements is recognized based on hours actually incurred at the contract billing rates, plus out-of-pocket expenses. Implementation, installation, and other consulting services revenue under fixed-fee arrangements is generally recognized as the services are performed.

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

Maintenance and support services include unspecified periodic software upgrades or enhancements, bug fixes, and phone support. Annual maintenance and support initially represent between 15% and 25% of the related software license list price, depending upon the related product, and fees are generally payable quarterly. Customers generally prepay for maintenance, and these prepayments are recorded as deferred revenue and revenue is recognized ratably over the term of the agreement.

Other revenue is derived from the resale and sublicensing of third party hardware and software products in connection with the software license and installation of the Company’s products, and is generally recognized upon delivery. Other revenue also includes revenue associated with the Company’s annual user conference.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents primarily include funds held in money-market accounts on a short-term basis and contain no significant investments in auction rate securities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due to the Company arising from normal business activities. The Company maintains an allowance for estimated losses resulting from the expected failure of some of its customers to make required payments (or “credit losses”) and a sales allowance for customer maintenance cancellations and consulting services adjustments. The provision for sales allowances are charged against the related revenue items and provision for doubtful accounts (credit losses) are recorded in “General and Administrative” expense. The Company estimates uncollectible amounts for both sales allowances and credit losses based upon historical trends, age of customer receivable balances, and evaluation of specific customer receivable activity.

Prepaid and Other Current Assets

Prepaid and other current assets primarily consist of prepaid fees for third party software, prepaid maintenance for internal use software, prepaid costs associated with the Company’s annual user conference, and other assets.

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high-credit quality financial institutions. The credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money-market accounts on a short-term basis, are carried at fair market value and the carrying amounts of accounts receivable and accounts payable in the accompanying financial statements approximate fair value because of the short maturity of these instruments. The estimated fair value of the Company’s debt at December 31, 2007 and December 31, 2006 was $193.3 million and $230.5 million, respectively, assuming interest rates of 7.3% and 7.6%, respectively. As of December 31, 2007 and 2006, the Company had no material derivative financial instruments. The Company’s policy is to record derivative instruments at fair value with changes in value recognized in earnings during the period of change.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally five to seven years for furniture and equipment, three to five years for computer equipment, and three to five years for software. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term, generally five to ten years.

Foreign Currency Translation and Transactions

The Company’s consolidated financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation (“SFAS 52”). For all operations outside the United States, net assets are translated at the current rates of exchange. Income and expense items are translated at the average exchange rate for the year, and balance sheet accounts are translated at the period ending rate. The resulting translation adjustments are recorded in “Accumulated Other Comprehensive Income.” Foreign currency transactions are denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss) and are recorded in “Other (Expense) Income, Net.”

Software Development Costs

Software development costs incurred subsequent to establishing technological feasibility and until general release of the software products are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”) when the timeframe between technological feasibility and general release are significant. Certain development efforts include the preparation of a detailed program design, which is the basis for establishing technological feasibility. Other efforts do not involve creation of a detailed program design, and therefore technological feasibility is not established until a working model of the software is developed, which generally occurs just prior to general release of the software.

Amortization of capitalized development costs begins once the products are available for general release. Amortization is determined on a product-by-product basis using the greater of a ratio of current product revenue to projected current and future product revenue, or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally four years. Software development costs of $412,000, $856,000, and $1.2 million were capitalized for the fiscal years 2007, 2006, and 2005, respectively. Amortization of capitalized software was $1.5 million, $1.8 million, and $1.8 million for the same respective periods. All other research and development costs are expensed as incurred.

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

Goodwill and Other Intangible Assets

The Company allocates the purchase price paid in a purchase business combination to the assets acquired, including intangible assets, and liabilities assumed at estimated fair values considering a number of factors, including the use of an independent appraisal.

In estimating the fair value of acquired deferred revenue, the Company considers the direct cost of fulfilling the legal performance obligations associated with the liability, plus a normal profit margin. The Company amortizes its intangible assets using accelerated or straight-line methods which best approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.

Acquired intangible assets are being amortized over the following periods:

Customer relationships	5–9 years
Acquired technology	2–4 years
Acquired project management process	5 years
Trade names	One year–indefinite life
Non-compete agreements	Term of agreement

The value associated with in-process technology is written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”), when there is no alternative future use. The associated expense is included in “Research and Development” expense.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and our other indefinite-lived intangible assets are not amortized, but instead tested for impairment at least annually. Accordingly the Company performs impairment tests as of December 31 of each year. No impairment of goodwill or other indefinite-lived intangible assets were recorded based upon these tests as of December 31, 2007, 2006, or 2005, as the Company determined that the fair value of these assets exceeded their carrying value.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the years ended December 31, 2007, 2006, and 2005.

Debt Issuance Costs

Costs incurred in connection with securing the Company’s credit facility and debentures are capitalized and recorded as “Prepaid Expenses and Other Current Assets” and “Other Assets” on the consolidated balance sheets. The debt issuance costs are amortized and reflected in “Interest Expense” over the respective lives of the loans using the effective interest method.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses which are included within “Sales and Marketing” were approximately $303,000, $292,000, and $622,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations. Accordingly, compensation cost for stock options generally was measured as the excess, if any, of the estimated fair value of the Company’s common stock over the amount an employee must pay to acquire the common stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed. While the Company accounted for stock-based compensation using the intrinsic value method described above, the Company provided pro forma disclosures in the notes to the consolidated financial statements in accordance with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), as if the measurement provisions of SFAS 123 had been adopted, using the fair value method.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123, supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”). SFAS 123R became effective for the Company for the fiscal year beginning January 1, 2006. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the “modified prospective” method, which does not require restatement of prior periods to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures. Under this transition method, stock-based compensation costs recorded in the income statement include the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of January 1, 2006, based upon the grant date fair value previously estimated in accordance with SFAS 123, and (2) all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R.

As a result of adopting SFAS 123R, the Company’s income before income taxes is $6.2 million and $1.7 million lower in December 31, 2007 and 2006, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net income per share is $0.15 and $0.15 lower, respectively, for the year ended December 31, 2007, and $0.04 and $0.04 lower, respectively, for the year ended December 31, 2006, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

As of December 31, 2007, there was approximately $23.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 3.11 years. No option-based employee compensation cost was reflected in net income for 2005, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The Company did, however, have a Stock Appreciation Rights (“SAR”) plan under which the Company issued SARs to employees and recorded related compensation expense of $2.7 million in 2005. See Note 2 for further details of the SAR plan.

The following table illustrates the effect on net income and earnings per share if the Company had applied the provisions of SFAS 123 to options granted under the Company’s stock option plan in 2005 prior to the adoption of SFAS 123R (in thousands, except per share data):

Year Ended December 31 2005
Net income as reported	$8,732
Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effect	$(366)

Pro forma net income	$8,366

Net income attributable to common stockholders per share, as reported:
Basic	$0.17

Diluted	$0.17

Pro forma net income attributable to common stockholders per share:
Basic	$0.16

Diluted	$0.16

For purposes of determining these pro forma net income amounts, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005:

Year Ended December 31 2005
Dividend yield	0.0%
Expected volatility	37.0%
Risk-free interest rate	4.0%
Expected life (in years)	5

Upon adoption of SFAS 123R, the Company selected the Black-Scholes option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards subsequent to January 1, 2006 is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value of the Company stock on the date of grant was determined by the Company’s Board of Directors or, subsequent to December 2006, the Compensation Committee (or its authorized member(s)) in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” prior to the Company’s stock becoming publicly traded in November 2007. Expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC simplified method” as described in SAB No. 107, Share Based Payments (“SAB 107”), which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Year Ended December 31
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	3.4%-4.8%	4.5%-5.0%
Expected life (in years)	6	6

The following table presents the stock-based compensation expense for stock options and SARs outstanding prior to the Company’s recapitalization in 2005 included in the related financial statement line items (in thousands):

	Year Ended December 31
	2007	2006	2005
Included in cost of revenue:
Cost of software license fees	$—	$—	$7
Cost of consulting services	1,004	138	802
Cost of maintenance and support services	333	22	358
Cost of other revenues	—	—	—

Total included in cost of revenue	1,337	160	1,167

Included in operating expenses:
Research and development	1,230	462	848
Sales and marketing	1,220	366	379
General and administrative	2,347	698	327
Recapitalization expense	—	—	22,608

Total included in operating expenses	4,797	1,526	24,162

Total	$6,134	$1,686	$25,329

In the table above, all of the expense recorded for 2005, prior to the Company’s recapitalization, related to SARs, represented stock-based compensation expense for awards classified and accounted for as liabilities which were settled in cash. The stock-based compensation expense recorded in 2007 and 2006 related to stock options accounted for as equity awards. Additionally, in 2006, the Company also recorded $20,000 related to vested stock issued in lieu of directors’ fees. The Company recognized $2.5 million, $9,000, and $12.4 million, in tax benefits related to the stock-based compensation expense recognized in the years ended December 31, 2007, 2006, and 2005, respectively. The Company also recorded $35,000 of compensation expense during 2007 for the employee stock purchase program.

Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31
	2007	2006	2005
Basic earnings per share computation:
Net income (A)	$22,519	$15,298	$8,732

Weighted average common shares–basic (B)	40,036,600	39,331,894	52,910,437

Basic net income per share (A/B)	$0.56	$0.39	$0.17

Diluted earnings per share computation:
Net income (A)	$22,519	$15,298	$8,732

Shares computation:
Weighted average common shares–basic	40,036,600	39,331,894	52,910,437
Effect of dilutive stock options and ESPP	1,580,807	930,346	—

Weighted average common shares–diluted (C)	41,617,407	40,262,240	52,910,437

Diluted net income per share (A/C)	$0.54	$0.38	$0.17

As of December 31, 2007, options to purchase 1,129,350 shares of common stock at prices ranging from $16.04 to $18.00 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average fair market value of the underlying common shares, making them anti-dilutive.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in consolidated financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted FIN 48. See Note 12 for further discussion of the impact of FIN 48 on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). Under the terms of FSP 157-2, the provisions of SFAS 157 will be adopted for financial instruments in 2008 and, when required, for nonfinancial assets and nonfinancial liabilities in 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). We do not expect that the provisions to be adopted in 2008 will have a significant impact on our financial statements, and we are in the process of evaluating the impact of provisions to be adopted in 2009.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its consolidated results of operations and financial condition.

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

2. RECAPITALIZATION

In April 2005, the Company underwent a leveraged recapitalization and change of control transaction with an investor group which consists of New Mountain Partners II, L.P., Allegheny New Mountain Partners, L.P., and New Mountain Affiliated Investors II, L.P. (collectively “New Mountain Capital”) as follows:

•	Issued 29,079,580 shares of common stock (adjusted for the 2006, 10 for 1 stock split—see Note 13) to New Mountain Capital for $105.0 million,

•

Sold $100.0 million of Subordinated Debentures ($75.0 million to New Mountain Capital and $25.0 million to one of the selling stockholders; collectively, the “Subordinated Debentures” or the “Debentures”), and

•	Secured a $115.0 million term loan facility. See Note 10 for further discussion of debt.

The $320.0 million total proceeds described above were used as follows:

•

$273.3 million to purchase 75,682,340 shares of common stock (adjusted for the 2006, 10 for 1 stock split—see Note 13) from the selling stockholders which was the amount needed to reduce their aggregate holdings to 25% of the outstanding shares,

•	$31.0 million to holders of SARs,

•	$8.2 million to pay for the costs of the recapitalization transaction,

•	$5.8 million to pay for debt issuance costs, and

•	$953,000 to pay employee retention bonuses.

Also in connection with the transaction, the Company issued 100 shares of Series A preferred stock, par value $0.001 per share, to New Mountain Capital. Holders of the Series A preferred stock have no voting rights, but are entitled to elect a majority of the members of the Board of Directors until such time that the common stock owned by New Mountain Capital constitutes less than one-third of the outstanding common stock. New Mountain Capital’s rights to elect members to the Board of Directors are diluted as their percentage ownership of the common stock is diluted below one-third.

In September 2002, the Company granted certain employees SARs in exchange for the surrender and cancellation of the individual employees’ outstanding stock options. Vesting rights continued under the SAR plan as they were stated with each original option grant. The SAR price was set equal to the option exercise price in all cases except where the original option exercise price was in excess of $10.00, in which case those SARs were repriced to $10.00.

Prior to the recapitalization in April 2005, a SAR valuation was calculated quarterly based upon a model that utilized an eight-quarter rolling financial history. SAR compensation expense was accrued for all exercisable and vested SARs. As of December 31, 2004, there were 1,447,535 SARs outstanding and a related deferred compensation liability of $7.5 million. Compensation expense related to the SARs was $6.4 million for the year ended December 31, 2004. No SARs were granted in 2005. During 2005, as part of the recapitalization, all vested SARs as of April 30, 2005 were paid out at the established market value of $36.10 for a total of $31.0 million. Amounts related to SARs have not been adjusted to reflect the 2006 stock split (see Note 14).

Of the $31.0 million SAR payments made as part of the recapitalization, $23.5 million was expensed in 2005, $20.8 million of which was included as part of “Recapitalization Expenses” in the income statement and the remaining $2.7 million was included in the appropriate income statement line based upon the employees’ compensation expense. In addition, another $1.8 million was expensed at the time of the recapitalization for SAR payments to be made to executives (the “Executive SAR Payments”) over a period of time. These payments represent agreed-upon payments associated with converted and monetized unvested SARs, and do not have any vesting requirement and, therefore, became payable as a result of the recapitalization. The related expense was included in “Recapitalization Expenses.”

The following summarizes SAR-based compensation (in thousands):

SAR accrued liability at January 1, 2004	$7,469
SAR-based expenses accrued in 2005:
SARs vested prior to recapitalization	23,522
Converted and monetized: executive SARs	1,807

25,329

Cash payments made in 2005:
SAR-based compensation payments	(30,990)
Executive SAR payments	(953)

Executive SAR payment liability at December 31, 2005	855
Cash payments made in 2006:
Executive SAR payments	(360)

Executive SAR payment liability at December 31, 2006	495
Cash payments made in 2007:
Executive SAR payments	(360)

Executive SAR payment liability at December 31, 2007	$135

The above liability as of December 31, 2007 is expected to be paid by April 2009. In addition to the SAR payments above, the Company agreed to convert employee unvested SARs outstanding into employee retention bonuses, which vest and are being expensed over the four-year period beginning May 2005. The total remaining value of these bonuses, after amounts forfeited, at December 31, 2007, was $1.5 million. Of this amount, $724,000, $807,000 and $669,000 was expensed for 2007, 2006 and 2005, respectively, for these retention bonuses and classified in the income statement consistent with related employee labor. Of the amounts expensed, $516,000 and $546,000 for employee retention payments remained outstanding as of December 31, 2007 and 2006, respectively, and included in “Accounts Payable and Accrued Expenses.”

Pursuant to the terms of the recapitalization, the Company is obligated to make a payment to the selling stockholders equal to the amount of income taxes that the Company would be required to pay, but for the availability of deductions related to the SAR payments made in connection with the transaction. The amount and timing of the additional payments to the selling stockholders, which was estimated as of December 31, 2005 to be $12.4 million, are contingent on the use and timing of the SAR deductions to offset cash payments that would otherwise be made for income taxes. During 2006, $7.0 million of this amount was paid to the selling stockholders and the remaining obligation of $5.3 million, included in “Accrued Liability for Redemption of

Stock in Recapitalization” as of December 31, 2006 was expected to be paid during 2007. During 2007, an additional $4.8 million of this amount was paid to the selling stockholders, and the remaining obligation of $569,000 is expected to be paid during 2008.

3. BUSINESS ACQUISITIONS

Applied Integration Management Corporation

On April 17, 2007, the Company acquired certain assets and operations of Applied Integration Management Corporation (“AIM”), a provider of consulting services for earned value management (“EVM”) systems. The results of operations of AIM have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price was $5.4 million and included cash payments through December 31, 2007 of $4.4 million, common stock valued at $500,000, an accrual of $550,000 associated with contingent consideration and direct acquisition costs of $91,000. The value of the 38,109 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As part of the acquisition, the Company is required to pay additional cash consideration of up to $1.0 million contingent on AIM consulting services revenue meeting specified levels by April 30, 2008. As of December 31, 2007, the Company has recorded a liability of $550,000 representing the amount determinable beyond a reasonable doubt. The Company entered into retention arrangements with the two AIM stockholders totaling $500,000 if the individuals are employed on the one-year anniversary of the acquisition. The Company also entered into retention arrangements with certain other AIM employees, payable if the individuals are employed on the one-year anniversary of the acquisition. These amounts are being expensed as the requisite services are being provided. The total expense recorded as of December 31, 2007 for all AIM retention arrangements was $684,000.

The following table summarizes the estimated fair values of the assets acquired (in thousands):

Intangible assets	$1,090
Goodwill	4,351

Total purchase price, net of cash	$5,441

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

WST Pacific Pty Ltd

On May 25, 2007, the Company acquired 100% of the outstanding common stock of WST Pacific Pty Ltd (“WSTP”), a developer of earned value management (“EVM”) software and provider of services and support resources in the EVM marketplace. The results of operations of WSTP have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price, net of $602,000 in cash acquired, was $1.2 million and included cash payments through December 31, 2007 of $1.8 million. The Company has entered into retention arrangements with the two principal WSTP stockholders totaling $450,000 if the individuals are employed on the eighteen-month anniversary of the acquisition. This amount is being expensed as the requisite services are provided.

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

	$330

The developed software is being amortized on a straight-line basis over a three-year period and the expense is included in “Cost of Software License Fees.” The customer relationships are being amortized using an accelerated amortization method over seven years and the expense is included in “Sales and Marketing” expense. The goodwill recorded in this transaction is not deductible for foreign tax purposes.

WST Corporation

On March 17, 2006, the Company acquired 100% of the outstanding common stock of WST Corporation (“Welcom”), a provider of project portfolio management (“PPM”) solutions, focused EVM, planning and scheduling, portfolio analysis, risk management, and project collaboration products. The results of operations of Welcom have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price, net of $685,000 in cash acquired, was $17.7 million and included cash payments through December 31, 2007 of $17.5 million, common stock valued at $548,000, and direct acquisition costs of $563,000. The value of the 69,254 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As a part of the purchase agreement, the Company is required to pay additional cash consideration of up to $2.0 million if certain operational and software license revenue goals were met during 2006. During 2006, the Company recorded $1.3 million of consideration associated with the resolution of these goals. Of that amount, $250,000 remains to be paid at December 31, 2007.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed, as adjusted, at the date of acquisition (in thousands):

Accounts receivable	$1,483
Current deferred tax asset	743
Prepaid and other assets	224
Fixed assets	204
Intangible assets	8,210
Goodwill	13,799
Long-term deferred tax liability	(3,722)
Accounts payable and accrued expenses	(1,804)
Deferred revenue	(1,458)

Total purchase price, net of cash	$17,679

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Tradenames	$4,200	Indefinite
Developed software	2,150	3 years
Customer relationships	1,560	9 years
In-process technology	300	—

	$8,210

The acquired tradenames were deemed to have an indefinite life and accordingly, are not being amortized until such time that the useful life is determined to no longer be indefinite in accordance with SFAS 142. The tradenames are tested for impairment in accordance with the provisions of SFAS 142. The developed software is being amortized on a straight-line basis over a three-year period and the expense is included in “Cost of Software License Fees.” The customer relationships are being amortized using an accelerated amortization method over nine years and the expense is included in “Sales and Marketing” expense. The $300,000 of in-process technology was written off as it had no alternative future use. The goodwill recorded in this transaction was not deductible for tax purposes.

C/S Solutions

On July 24, 2006, the Company acquired 100% of the outstanding common stock of C/S Solutions, Inc. (“C/S Solutions”), a provider of business intelligence software for the EVM marketplace. The results of operations of C/S Solutions have been included with the consolidated financial statements since the acquisition date.

The aggregate purchase price, net of $75,000 in cash acquired, was $16.4 million and included cash payments through December 31, 2006 of $15.6 million, common stock valued at $371,000, and direct acquisition costs of $468,000. The value of the 36,362 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$704
Prepaid and other assets	59
Intangible assets	4,380
Goodwill	14,129
Deferred tax liability	(1,544)
Accounts payable and accrued expenses	(340)
Deferred revenue	(985)

Total purchase price, net of cash	$16,403

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Developed software	$1,960	3 years
Customer relationships	2,200	7 years
Non-compete agreements	220	3 years

	$4,380

The developed software is being amortized on a straight-line basis over a three-year period and the expense is included in “Cost of Software License Fees.” The customer relationships are being amortized using an accelerated amortization method over seven years and the expense is included in “Sales and Marketing” expense. The non-compete agreements are being amortized on a straight-line basis over a three-year period and are included in “General and Administrative” expense. The goodwill recorded in this transaction was not deductible for tax purposes.

Wind2

On October 3, 2005, the Company acquired 100% of the outstanding common stock of Wind2, a software firm serving project-driven professional services firms. The results of operations of Wind2 have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price, net of $338,000 in cash acquired, was $14.3 million and included cash payments through December 31, 2005 of $13.5 million, direct acquisition costs of $462,000, and an accrued liability for $167,000. During 2006, the Company paid $167,000 plus an additional $189,000 associated with this liability. Goodwill from the Wind2 acquisition changed during 2006 as the purchase price allocation was finalized. As part of the purchase agreement, the Company entered into retention agreements totaling $250,000 with certain key employees of Wind2. These retention bonuses are earned over a two-year period from the acquisition date, and accordingly are being expensed ratably over that period.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$784
Prepaid and other assets	96
Fixed assets	302
Intangible assets	7,576
Goodwill	6,879
Accounts payable and accrued	(713)
Deferred revenue	(586)

Total purchase price, net of cash	$14,338

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Developed software	$537	4 years
Customer relationships	6,937	7 years
Tradename	102	1 year

	$7,576

The developed software is being amortized on a straight-line basis over a four-year period and the expense is included in “Cost of Software License Fees.” The customer relationships are being amortized using an accelerated amortization method over seven years and the expense is included in “Sales and Marketing” expense. The tradename was amortized over a one-year period and is included in “General and Administrative” expense. The goodwill recorded in this transaction was deductible for tax purposes.

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	Year Ended December 31
	2007	2006
Accounts receivable–billed	$51,079	$36,874
Accounts receivable–unbilled	7,450	5,073
Allowance for doubtful accounts and sales allowances	(2,866)	(1,960)

Total	$55,663	$39,987

Activity in the allowance for doubtful accounts for the fiscal years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
Allowance for doubtful accounts
Beginning balance	$1,960	$1,321	$997
Provision for doubtful accounts—sales allowances	1,445	1,334	570
Provision for doubtful accounts—credit losses	974	718	307
Additions to allowance from acquisitions	—	66	—
Charges against allowance	(1,513)	(1,479)	(553)

Ending balance	$2,866	$1,960	$1,321

5. PROPERTY AND EQUIPMENT

The components of “Property and Equipment, Net” consisted of the following (in thousands):

	Year Ended December 31
	2007	2006
Furniture and equipment	$3,509	$3,151
Computer equipment	10,636	9,137
Software	7,765	3,654
Leasehold improvements	3,686	3,474

Total	25,596	19,416
Less—accumulated depreciation and amortization	(12,021)	(10,840)

Furniture, equipment, and leasehold improvements, net	$13,575	$8,576

Depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 was $3.3 million, $2.5 million, and $1.8 million, respectively.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	Year Ended December 31
	2007	2006
Prepaid rent	$551	$541
Prepaid software maintenance and royalties	1,314	1,010
Prepaid conferences and events	645	718
Prepaid insurance	804	144
Debt placement costs	793	876
Other	2,997	1,482

Total	$7,104	$4,771

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The value of goodwill is primarily derived from the acquisitions of WSTP in May 2007, AIM in April 2007, C/S Solutions in July 2006, Welcom in March 2006, Wind2 in October 2005 and Semaphore Inc. in 2000. It also includes the acquisition of certain assets of A/E Management in 2000. Goodwill from the Wind2 acquisition changed during 2006 as the purchase price allocation was finalized. The Company amortized goodwill until January 1, 2002. In accordance with SFAS 142, the Company discontinued amortization of its goodwill beginning January 1, 2002. Per the guidelines of SFAS 142, the Company performed tests for goodwill impairment as of December 31, 2007, 2006, and 2005 and determined that there was no impairment of goodwill as the Company assessed its fair value and determined the fair value exceeded the carrying value.

The following table represents the balance and changes in goodwill for the years ended December 31, 2007 and 2006 (in thousands):

Balance as of January 1, 2006	$16,191
Wind2 acquisition	138
Welcom acquisition	14,061
C/S Solutions acquisition	14,129

Balance as of December 31, 2006	$44,519
Welcom acquisition	(262)
Welcom acquisition—adoption of FIN 48	635
AIM acquisition	4,351
WSTP acquisition	788
Other foreign currency translation adjustments	51

Balance as of December 31, 2007	$50,082

The 2007 decrease to goodwill associated with the Welcom acquisition was primarily the result of a reduction to a previously established liability for office space vacated in 2006. In 2007, the lease was terminated for an amount of $206,000 less than originally estimated. During 2007, the Company adopted FIN 48 which resulted in an adjustment to goodwill of $635,000 associated with various federal and state income tax matters related to the Welcom acquisition.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$12,323	$(5,638)	$6,685	$11,476	$(3,165)	$8,311
Developed software	7,535	(5,403)	2,132	6,942	(3,472)	3,470
Tradename and non-compete	322	(207)	115	322	(134)	188

Total	$20,180	$(11,248)	$8,932	$18,740	$(6,771)	$11,969

Unamortized Intangible Assets
Tradename	$4,200	$—	$4,200	$4,200	$—	$4,200

Total	$24,380	$(11,248)	$13,132	$22,940	$(6,771)	$16,169

Amortization expense consisted of the following (in thousands):

	Year Ended December 31
	2007	2006	2005
Included in cost of revenue:
Cost of software license fees	$1,712	$1,144	$140
Cost of consulting services	59	—	—

Total included in cost of revenue	1,771	1,144	140

Included in operating expenses	2,706	2,649	223

Total	$4,477	$3,793	$363

As of December 31, 2007, the estimated future amortization expense is summarized in the table below as follows (in thousands):

Years Ending December 31
2008	$3,553
2009	2,389
2010	1,385
2011	960
2012	459
Thereafter	186

Total	$8,932

In accordance with SFAS 144, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the years ended December 31, 2007, 2006, and 2005.

8. DEFERRED REVENUES

The Company has deferred revenues related to software licenses, services and maintenance. Deferred services and deferred maintenance generally result when the Company has received payment for services and maintenance and support that have not yet been performed. The related revenues are deferred until the services have been performed. Deferred software license revenues generally result when one or more software products included in a multiple-element arrangement have not been delivered.

The current portion of deferred revenues consisted of the following (in thousands):

	Year Ended December 31
	2007	2006
Deferred software license revenues	$264	$2,360
Deferred consulting services revenues	7,471	12,009
Deferred maintenance revenues	14,311	12,243

Total	$22,046	$26,612

The Company also had $827,000 of deferred software revenue at December 31, 2007 included in “Other Long-Term Liabilities.”

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	Year Ended December 31
	2007	2006
Accrued wages and other employee benefits	$9,398	$7,752
Accrued bonuses and commissions	6,328	4,381
Accounts payable	4,209	5,739
Deferred rent, current	621	578
Other accrued expenses	12,754	10,221

Total	$33,310	$28,671

10. DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). The Credit Agreement provides for a $215.0 million term loan and a $30.0 million revolving credit facility that matures on April 22, 2010. The Credit Agreement accrues interest at 2.25% above the LIBO Rate for the term loan and 2.25% or 1.25% for the revolving credit facility, depending on the type of borrowing. The spread above the LIBO Rate decreases as the Company’s leverage ratio, as defined in the Credit Agreement, decreases. The amended Credit Agreement also provides for mandatory prepayments of principal based on annual cash flow and leverage levels, as well as scheduled principal repayments of $0.5 million each quarter through June 30, 2010.

Upon completion of the initial public offering in the fourth quarter of 2007, the Company made a prepayment on the term loan in the amount of $17.6 million. This payment included the scheduled principal payments per the Credit Agreement through September 30, 2008. The scheduled principal payment of $0.5 million per quarter will resume beginning December 31, 2008 and will continue through June 30, 2010. At the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $47.5 million will be due, with the balance due on April 22, 2011, the final maturity date.

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants with which the Company was in compliance as of December 31, 2007.

At December 31, 2006, the Company had $18.0 million outstanding and $12.0 million available under its revolving credit facility. Following completion of the initial public offering in November 2007, the Company paid $25.0 million to reduce the balance outstanding at that time of the revolving credit facility to zero. At December 31, 2007, the entire amount of $30.0 million under the revolving credit facility remained available.

Costs incurred in connection with securing the Credit Agreement were $7.1 million. The debt issuance costs are being amortized and reflected in “Interest Expense” over the respective lives of the loans. These costs are accelerated to the extent that any prepayment is made on the term loan.

The current portion of the unamortized debt issuance costs is reflected as “Prepaid and Other Current Assets” in the consolidated balance sheets and was $793,000 and $876,000, as of December 31, 2007 and 2006, respectively. The noncurrent portion of the unamortized debt issuance costs for those same periods of $1.6 million and $2.6 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets. During the year ended December 31, 2007, 2006, and 2005, $1.1 million, $3.1 million, and $580,000 of costs were amortized, respectively, and reflected in “Interest Expense.” The December 31, 2007 amount included $233,000 of accelerated amortization of debt issuance costs as a result of the Company’s prepayment on the term loan in the fourth quarter of 2007. The December 31, 2006 amount included $2.2 million of accelerated amortization of debt issuance costs for stockholder debt repaid.

Debt consisted of the following (in thousands):

	Year Ended December 31
	2007	2006
Secured credit agreement
Term loan	$193,313	$212,525
Revolver	—	18,000

Total	193,313	230,525
Current portion of long-term debt	(498)	(20,150)

Long-term debt	$192,815	$210,375

At December 31, 2007 and 2006, the Company was contingently liable under open standby letters of credit issued by the Company’s banks in favor of third parties. See Note 16 for additional information.

11. EMPLOYEE BENEFITS

401(k) Plan—The Company has a 401(k) plan covering all eligible employees. Employees are eligible to participate on their first day of employment, but are not eligible for the Company contribution until the first month following three full months of employment. Company contributions vest ratably over three years. The Board of Directors approved a discretionary contribution of 4% of eligible compensation for 2007, 2006 and 2005. The Company’s contribution for 2007, 2006 and 2005 was approximately $2.6 million, $2.5 million, and $1.8 million, respectively.

12. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31
	2007	2006	2005
Current:
Federal	14,544	6,933	—
State	3,035	940	299
Foreign	362	222	66

Total current	$17,941	$8,095	$365

Deferred:
Federal	(2,006)	1,690	(8,642)
State	(403)	184	(821)
Foreign	(55)	—	—

Total deferred	(2,464)	1,874	(9,463)

Provision (benefit) for income taxes	$15,477	$9,969	$(9,098)

Prior to 2005, the Company had elected to be treated as an S-corporation. As of April 2005, the Company no longer qualified to be taxed as an S-corporation and, therefore, is being taxed as a C-corporation subsequent to that date. The Company recorded an income tax benefit of $8.9 million in 2005 related to deferred tax assets established from the S-corporation period.

The reported expense or benefit for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31
	2007		2006		2005
Expense (benefit) at statutory rate	$13,299	35.0%	$8,844	35.0%	$(127)	(35.0)%
Change resulting from:
S corporation income	—	0.0%	—	0.0%	(3,227)	(892.0)%
Recapitalization expenses	—	0.0%	—	0.0%	2,805	775.2%
State taxes, net of federal benefit	1,736	4.6%	1,171	4.6%	(524)	(144.8)%
Deferred tax asset—tax status change	—	00.0%	—	0.0%	(8,167)	(2,257.2)%
Research and development tax credit	—	0.0%	(483)	(1.9)%	—	0.0%
Foreign income taxes	337	0.9%	144	0.6%	66	18.1%
Change in valuation allowance	529	1.4%	—	0.0%	—	0.0%
Other	(424)	(1.2)%	293	1.2%	76	20.5%

Total	$15,477	40.7%	$9,969	39.5%	$(9,098)	(2,515.2)%

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities for 2007 and 2006 (in thousands):

	Year Ended December 31
	2007	2006
Deferred tax assets:
Employee compensation and benefits	$4,451	$2,604
Allowances and other accrued liabilities	1,116	895
Deductible goodwill and purchased intangible assets	1,542	1,512
Deferred revenue	2,178	2,511
Foreign net operating loss carryforwards	1,128	599
Research and development credit	—	355
Deferred rent	1,189	1,407
Other	1	1

Total deferred tax assets	$11,605	$9,884

Deferred tax liabilities:
Depreciation	(33)	(127)
Software development costs	(1,241)	(1,559)
Acquired intangibles	(3,277)	(4,239)
Other	(545)	(159)

Total deferred tax liabilities	(5,096)	(6,084)

Net deferred tax asset before allowance	6,509	3,800
Valuation allowance	(1,128)	(599)

Net deferred tax asset	$5,381	$3,201

As of December 31, 2007, the Company had $4.0 million of foreign net operating losses which can be carried forward indefinitely under current local tax laws.

Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not that some portion or all of the deferred tax asset will not be realized. Therefore, a valuation allowance of $599,000 has been recorded in 2006 with respect to the foreign net operating losses due to the history of losses and uncertainty of future income. During 2007 the valuation allowance was increased by $529,000 for additional losses incurred in 2007 net of a change in the foreign jurisdiction’s statutory tax rate.

Effective January 1, 2007, the Company adopted the provisions of FIN 48 which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The adoption of FIN 48 resulted in recording a liability of $269,000 for unrecognized tax benefits, $49,000 in accrued interest, and $46,000 for accrued penalties associated with various federal and state income tax matters related to Welcom, acquired during 2006. Furthermore, during the year the Company established an additional liability of $253,000 associated with certain research and development credits acquired from Welcom that did not meet the recognition thresholds as prescribed by FIN 48. These liabilities were recorded as an increase to goodwill in accordance with Emerging Issues Task Force No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”).

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at January 1, 2007	$269,000
Decreases for tax positions taken during prior period	(87,000)
Increases for tax positions taken during current period	253,000

Balance at December 31, 2007	$435,000

During 2007, the liability increased by $21,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At December 31, 2007, the Company has recorded a liability for interest and potential penalties of $70,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”. In addition, prior to the effective date of SFAS 141R, any adjustments to the above described unrecognized tax benefits will affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, changes will be recorded as part of the income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2004. Currently, the Company is not under audit in any major jurisdictions.

13. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company’s Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. At the time of the 2005 recapitalization, there were 2,000,000 shares authorized with a par value of $0.001 per share. As discussed in Note 2, there were 100 shares issued and outstanding as part of the 2005 recapitalization transaction.

Common Stock—During 2005, prior to the Company’s recapitalization, the Board of Directors approved cash distributions to stockholders of $28.5 million. As discussed in Note 2, the Company entered into a recapitalization transaction during 2005 in which 75,682,340 shares were redeemed and 29,079,580 were issued to new investors. Subsequent to the recapitalization, the Board of Directors approved the purchase of an additional 1,022,880 shares by certain key executives of the Company for a price equal to the $3.61 value established during the recapitalization.

In November 2007, the Company completed an initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share. The total shares sold in the offering included 5,990,525 shares sold by selling stockholders and 3,009,475 shares sold by the Company. After deducting the payment of underwriters’ discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were approximately $42.6 million. The net proceeds from the offering were used to repay a $25.0 million balance on the revolving credit facility and to make a $17.6 million prepayment on the outstanding term loan.

Changes in Capital Stock—In April 2007, in conjunction with the Company’s conversion from a Virginia to a Delaware corporation, the Company authorized additional shares of capital stock to include a total of 200,000,000 shares, par value $0.001 per share of common stock, 100 shares, par value $0.001 per share Class A Common Stock and 5,000,000 shares, par value $0.001 per share of preferred stock. At the effective date of the conversion, each of the 100 shares of Series A Preferred Stock outstanding just prior to the conversion, were converted into 100 shares of Class A Common Stock.

Stock Split—In January 2006, the Company distributed 10 for 1 stock splits effected in the form of a 9 for 1 stock dividend, distributable on January 26, 2006 to stockholders of record on that day. Previously authorized but unissued shares were used to effect these dividends. All share and per share amounts for all periods presented have been adjusted to reflect the stock split. Amounts related to SARs outstanding in prior years have not been adjusted to reflect the stock split.

14. STOCK PLANS

Stock Option Plans—The Company maintains a stock option plan (the “2005 Plan”) pursuant to which the Company may grant options to purchase 6,310,000 shares of common stock to directors and employees.

In April 2007, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2007 Plan”) that provides for the ability of the Company to grant up to 1,840,000 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Dividend Equivalent Rights, Performance Units, Performance Shares, Performance-based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan shall be increased automatically on January 1 of each year commencing on January 1, 2008, in an amount equal to 3% of the total number of shares of the Company issued and outstanding on December 31 of the immediately preceding calendar year unless otherwise reduced by the Board of Directors. Options and awards issued under the 2007 Plan are not subject to the same shareholders’ agreement as the 2005 Plan which restricts how and when shares may be sold. Concurrent with the approval of the 2007 Plan, the 2005 Plan was terminated for purposes of future grants.

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2005 to December 31, 2007:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2005	30,280	$1.19
Options granted	3,017,560	3.93
Options forfeited	(44,130)	3.61
Options exercised	—	1.19

Options outstanding at December 31, 2005	3,003,710	3.94
Options granted	1,639,696	10.28
Options forfeited	(38,105)	3.61
Options exercised	(3,463)	3.61

Options outstanding at December 31, 2006	4,601,838	6.20
Options granted	2,456,350	14.85
Options forfeited	(143,933)	9.36
Options exercised	(586,831)	6.73

Options outstanding at December 31, 2007	6,327,424	$9.44

The weighted average grant date fair value of all options granted was $8.31, $5.58 and $1.35 for the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during 2007 and 2006 was approximately $6,573,000 and $23,000, respectively. In addition, the total cash received for options exercised was approximately $3,950,000 and $12,000 during 2007 and 2006, respectively. No options were exercised during 2005. The stock options exercised during 2007 and 2006 were issued from previously authorized common stock.

The following table summarizes stock option vesting activity for the years ended from January 1, 2006 to December 31, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested shares as of January 1, 2006	3,003,710	$1.35
Options granted	1,639,696	5.58
Options forfeited	(38,105)	1.40
Options vested	(749,195)	1.35

Nonvested shares as of December 31, 2006	3,856,106	3.15
Options granted	2,456,350	8.31
Options forfeited	(143,933)	4.92
Options vested	(1,134,150)	2.94

Nonvested shares as of December 31, 2007	5,034,373	$5.66

As of December 31, 2007, compensation cost related to nonvested stock options not yet recognized in the income statement was $23.9 million and expected to be recognized over an average period of 3.11 years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3, as Amended (“FSP 123(R)-3”). At December 31, 2007 there were 556,800 options available for future grant under the 2007 Plan.

Under the 2005 Plan, each option holder is required to execute a shareholders’ agreement, among other conditions, prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. In accordance with the shareholders’ agreement, stockholders which are party to the agreement are entitled to participate proportionately in an offering of common stock by New Mountain Capital. Stockholders can only sell in conjunction with such an offering by New Mountain Capital and not at any other time. If the number of shares of common stock which the option holder is entitled to sell in the offering exceeds the number of shares of common stock held by the option holder, any options held by the option holder (including unvested options) may be exercised to the extent of the excess. A stockholder may choose any combination of shares and options (if vested) in determining the securities the stockholder will sell in the public or private offering. Any unvested options may only be exercised to the extent there is an amount of securities that such stockholder may sell that has not been covered by shares or vested options. Options not sold in the offering continue to be subject to normal vesting requirements.

Under the 2007 Plan, executives, senior vice presidents, and holders of 100,000 or more shares of common stock or options may only sell in conjunction with a sale of shares by New Mountain Capital (and up to the same proportion as New Mountain Capital) until New Mountain Capital owns less than 15% of the Company’s outstanding capital stock. In addition, these individuals may be required by New Mountain Capital to participate in such a sale and to vote in favor of such a transaction if stockholder approval is required.

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of December 31, 2007 (in thousands, except share data):

	Stock Options Exercisable	Stock Options Vested and Expected to Vest
Stock options outstanding	1,293,051	6,126,049
Weighted average exercise price	$4.56	$9.40
Aggregate intrinsic value	$12,878	$37,362
Weighted average remaining contractual life (in years)	7.87	8.39

In 2006, the Compensation Committee of the Board of Directors reassessed the estimated fair value of certain stock options previously granted during the first ten months of 2006. As a result of the reassessment, stock option awards granted to 24 employees and directors were determined to have been made at exercise prices below the reassessed fair value on the date of grant. As a result, those options were modified to increase the exercise price to be equal to the revised assessment of the fair value on the date of grant. No incremental compensation cost resulted from the modifications.

In November 2007, the Compensation Committee of the Board of Directors modified the exercise price of certain stock options granted to 11 employees in October 2007, resulting in an approximately $227,000 increase in the total compensation expense attributable to the award. The portion of the incremental compensation expense related to and recorded in 2007 was approximately $6,000.

Employee Stock Purchase Program—In April 2007, the Company’s Board of Directors adopted an Employee Stock Purchase Program (the “ESPP”) to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. The ESPP was effective when the Company completed an initial public offering of its common stock. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower.

Compensation expense for the ESPP is recognized in accordance with SFAS 123R. The weighted average assumptions used in the Black- Scholes option-pricing model were as follows:

Year Ended December 31 2007
Weighted average fair value	$3.96
Expected volatility	50%
Risk-free interest rate	3.86%
Expected life (in years)	0.33

Compensation expense for the year ended December 31, 2007 was $35,000. Through December 31, 2007, no shares have been issued under the ESPP. As of December 31, 2007 there were 750,000 shares available under the plan.

15. RELATED-PARTY TRANSACTIONS

Pursuant to the recapitalization agreement discussed in Note 2, New Mountain Capital receives $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million.

In 2007, the Company incurred a $1.0 million transaction fee to New Mountain Capital in connection with its initial public offering. In 2007, the Company also incurred $250,000 in advisory fees. New Mountain Capital agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods.

In 2006, the Company incurred $500,000 in advisory fees and a $2.0 million transaction fee to New Mountain Capital. The $2.0 million transaction fee to New Mountain Capital was in connection with the Company’s debt refinancing.

In 2005, the Company incurred $333,000 in advisory fees to New Mountain Capital. In 2005, the Company also paid $20,000 to a non-employee member of the Company’s Board of Directors for consulting services.

16. COMMITMENTS AND CONTINGENCIES

Office Space Leases—The Company leases office space under noncancelable operating leases. Minimum rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $7.1 million, $5.7 million, and $4.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company does not sublease any of its leased space.

As of December 31, 2007, the future minimum operating lease payments are summarized in the table below as follows (in thousands):

Years Ending December 31
2008	$6,630
2009	6,711
2010	6,562
2011	5,311
2012	1,403
Thereafter	—

Total	$26,617

Other Matters—The Company was involved in a claim and legal proceeding arising from its normal operations. On March 20, 2008, the parties resolved all issues between them, which included agreement to dismiss the legal proceeding with prejudice.

At December 31, 2007 and 2006, the Company was contingently liable under open standby letters of credit issued by the Company’s banks in favor of third parties. These letters of credit primarily relate to real estate lease obligations and totaled $1.7 million and $1.6 million at December 31, 2007 and 2006, respectively. No amounts were outstanding under these instruments at December 31, 2007 or 2006.

Guarantees—The Company provides indemnifications to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. Due to the nature of the indemnifications provided, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any. Estimated losses for such indemnifications are evaluated under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). The Company has secured copyright registrations for its own software products with the U.S. Patent and Trademark Office, and is provided intellectual property infringement indemnifications from its third party partners whose technology may be embedded or otherwise bundled with the Company’s software products. Therefore, the Company considers the probability of an unfavorable outcome in an intellectual property infringement case relatively low. The Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications.

Product Warranty—The Company’s standard software license agreement includes a warranty provision for software products. The Company generally warrants for the first 90 days after delivery that the software shall operate substantially as stated in the then current documentation provided that the software is used in a supported computer system. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

17. SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software solutions and implementation services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon software license revenues, consulting services and maintenance revenues.

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues are generated from sales outside of the United States. As of December 31, 2007 and 2006, the Company had $1.5 million and $560,000, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2007 and 2006.

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly supplemental consolidated financial information for 2007 and 2006 are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Total revenues	$62,465	$68,358	$70,404	$77,019
Gross profit	40,704	39,712	44,681	50,072
Net income	5,104	4,466	5,824	7,125
Basic income per share	$0.13	$0.11	$0.15	$0.17
Shares used in basic per share computation	39,408	39,440	39,450	41,828
Diluted income per share	$0.12	$0.11	$0.14	$0.16
Shares used in diluted per share computation	40,904	41,155	41,102	43,281

2006
Total revenues	$50,152	$55,916	$55,068	$67,132
Gross profit	30,591	36,063	35,237	44,717
Net income	4,315	2,170	2,446	6,367
Basic income per share	$0.11	$0.06	$0.06	$0.16
Shares used in basic per share computation	39,195	39,286	39,417	39,430
Diluted income per share	$0.11	$0.05	$0.06	$0.16
Shares used in diluted per share computation	39,995	40,138	40,535	40,382

No cash dividends have been declared or paid in any period presented.

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
1.1	Form of Underwriting Agreement (5)

2.1	Recapitalization Agreement, effective as of December 23, 2004, by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative (1)

2.2	Amendment No. 1, dated as of March 14, 2005, to the Recapitalization Agreement by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative (1)

2.3	Amendment No. 2, dated as of April 21, 2005, to the Recapitalization Agreement by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative (1)

2.4	Advisory Agreement, dated as of April 22, 2005, between Deltek Systems, Inc. and New Mountain Capital, L.L.C. (1)

2.5	Advisory Fee Waiver Letter, dated as of September 26, 2007, between Deltek, Inc. and New Mountain Capital, L.L.C (5)

3.1	Certificate of Incorporation of Deltek, Inc. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. **

4.1	Specimen Common Stock Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Investor Rights Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc., New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P. and the persons listed on the signature pages thereto (1)

4.4	Management Rights Letter, dated April 22, 2005, between New Mountain Partners II, L.P. and Deltek Systems, Inc. (1)

4.5	Management Rights Letter, dated April 22, 2005, between Allegheny New Mountain Partners, L.P. and Deltek Systems, Inc. (1)

4.6	Amendment No. 1 to Investor Rights Agreement, dated as of August 10, 2007 (2)

9.1	Shareholders’ Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the deLaski Shareholders and the persons listed on the signature pages thereto (and for purposes of Sections 3.3 and 3.4, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) (1)

9.2	Form of Joinder Agreement to Shareholders’ Agreement (1)

9.3	Form of Director Shareholder’s Agreement (1)

9.4	Form of 2005 Optionee Shareholder’s Agreement (2)

9.5	Joinder Agreement to the Shareholder’s Agreement between Kevin T. Parker and Deltek Systems, Inc., dated December 29, 2005 (1)

9.6	Amendment No. 1 to Shareholder’s Agreement between Deltek Systems, Inc. and Joseph M. Kampf, dated September 14, 2006 (1)

9.7	Form of 2007 Optionee Shareholder’s Agreement (2)

9.8	Form of Amendment to Director Shareholder’s Agreement (2)

9.9	Form of Amendment No. 1 to the Shareholder’s Agreement (2)

10.1	Summary of Employee Incentive Compensation Plan (5)

10.2	2007 Stock Incentive and Award Plan (2)

10.3	Amended and Restated 2005 Stock Option Plan (1)

10.4	Deltek, Inc. Employee Stock Purchase Plan (2)

10.5	Executive Employment Agreement between Deltek Systems, Inc. and Kenneth E. deLaski dated April 22, 2005 (1)

10.6	Employment Agreement between Kevin T. Parker and Deltek Systems, Inc., dated June 16, 2005 (1)

10.7	First Stock Option Agreement between Kevin T. Parker and Deltek Systems, Inc., dated September 28, 2006 (1)

10.8	Second Stock Option Agreement between Kevin T. Parker and Deltek Systems, Inc., dated September 28, 2006 (1)

10.9	Employment Offer Letter between James C. Reagan and Deltek Systems, Inc., dated October 6, 2005 (1)

10.10	First Stock Option Agreement between James C. Reagan and Deltek Systems, Inc., dated November 3, 2005 (1)

10.11	Second Stock Option Agreement between James C. Reagan and Deltek Systems, Inc., dated November 3, 2005 (1)

10.12	Employment Offer Letter between David R. Schwiesow and Deltek Systems, Inc., dated May 8, 2006 (1)

10.13	First Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated December 20, 2006 (1)

10.14	Amendment to Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated December 20, 2006 (1)

10.15	Second Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated December 20, 2006 (1)

10.16	Third Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated January 24, 2007 (1)

10.17	Employment Offer Letter between William D. Clark and Deltek Systems, Inc., dated October 6, 2005 (1)

10.18	First Stock Option Agreement between William D. Clark and Deltek Systems, Inc., dated November 3, 2005 (1)

10.19	Second Stock Option Agreement between William D. Clark and Deltek Systems, Inc., dated November 3, 2005 (1)

10.20	Employment Offer Letter between Richard M. Lowenstein and Deltek Systems, Inc, dated May 26, 2006 (1)

10.21	Employment Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated June 26, 2006 (1)

10.22	First Stock Option Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated December 20, 2006 (1)

10.23	Amendment to Stock Option Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated December 20, 2006 (1)

10.24	Second Stock Option Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated December 20, 2006 (1)

10.25	Employment Offer Letter between Carolyn J. Parent and Deltek Systems, Inc., dated February 8, 2006 (1)

10.26	First Stock Option Agreement between Carolyn J. Parent and Deltek Systems, Inc., dated December 20, 2006 (1)

10.27	Amendment to Stock Option Agreement between Carolyn J. Parent and Deltek Systems, Inc., dated December 20, 2006 (1)

10.28	Second Stock Option Agreement between Carolyn J. Parent and Deltek Systems, Inc., dated December 20, 2006 (1)

10.29	Employment Offer Letter between Holly C. Kortright and Deltek Systems, Inc., dated September 25, 2006 (1)

10.30	Stock Option Agreement between Holly C. Kortright and Deltek Systems, Inc., dated December 20, 2006 (1)

10.31	Second Stock Option Agreement between Holly C. Kortright and Deltek, Inc., dated May 24, 2007 (2)

10.32	Form of Stock Option Agreement between Eric J. Brehm and Deltek Systems, Inc. (1)

10.33	Notice of First Stock Option Grant between Eric J. Brehm and Deltek Systems, Inc., dated November 3, 2005 (1)

10.34	Notice of Second Stock Option Grant between Eric J. Brehm and Deltek Systems, Inc., dated November 3, 2005 (1)

10.35	Form of Stock Option Agreement between Richard P. Lowrey and Deltek Systems, Inc. (1)

10.36	Notice of First Stock Option Grant between Richard P. Lowrey and Deltek Systems, Inc., dated November 3, 2005 (1)

10.37	Notice of Second Stock Option Grant between Richard P. Lowrey and Deltek Systems, Inc., dated November 3, 2005 (1)

10.38	Stock Option Agreement between Richard P. Lowrey and Deltek, Inc., dated May 24, 2007 (2)

10.39	Stock Appreciation Rights Agreement between Richard P. Lowrey and Deltek Systems, Inc., dated January 31, 2004 (1)

10.40	Amendment to Stock Appreciation Rights Agreement between Richard P. Lowrey and Deltek Systems, Inc., dated May 24, 2004 (1)

10.41	Form of Director Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (1)

10.42	Form of Amendment to Director Stock Option Agreement (1)

10.43	Form of Director Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (one-year vesting) (1)

10.44	Non-Competition Agreement, dated as of February 8, 2006, between Carolyn J. Parent and Deltek Systems, Inc. (1)

10.45	Non-Competition Agreement, dated as of April 22, 2005, between Kenneth E. deLaski and Deltek Systems, Inc. (1)

10.46	Non-Competition Agreement, dated as of April 22, 2005, between Donald deLaski and Deltek Systems, Inc. (1)

10.47	Recourse Promissory Note between Joseph Kampf and Deltek Systems, Inc., dated June 2, 2006 (1)

10.48	Release Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc. and the shareholders listed on the signature pages thereto (1)

10.49	Form of Officer Stock Purchase Agreement (1)

10.50	Form of Director Stock Purchase Agreement (1)

10.51	Form of Share Price Adjustment Agreement (1)

10.52	Director Invitation Letter between Nanci E. Caldwell and Deltek Systems, Inc., dated August 2, 2005 (1)

10.53	Director Invitation Letter between Kathleen deLaski and Deltek Systems, Inc., dated April 3, 2006 (1)

10.54	Director Invitation Letter between Joseph M. Kampf and Deltek Systems, Inc., dated April 3, 2006 (1)

10.55	Director Invitation Letter between Albert A. Notini and Deltek Systems, Inc., dated August 2, 2005 (1)

10.56	Credit Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc., as borrower, the other lenders signatory thereto, and Credit Suisse First Boston, as lender, lead arranger, administrative and collateral agent (1)

10.57	Amendment No. 1 to Credit Agreement, dated as of August 12, 2005, by and among Deltek Systems, Inc., as borrower, the lenders signatory thereto and Credit Suisse, as lender, administrative agent and collateral agent (1)

10.58	Incremental Term Loan Assumption Amendment No. 2 to Credit Agreement, dated as of April 28, 2006 by and among Deltek Systems, Inc., as borrower, the lenders signatory thereto and Credit Suisse, as lender, administrative agent and collateral agent (1)

10.59	Guarantee and Collateral Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the subsidiaries of Deltek Systems, Inc. signatories thereto and Credit Suisse First Boston, as collateral agent (1)

10.60	Supplement No. 1 to Guarantee and Collateral Agreement, dated as of October 3, 2005, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (1)

10.61	Supplement No. 2 to Guarantee and Collateral Agreement, dated as of March 17, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse First Boston as collateral agent (1)

10.62	Supplement No. 3 to Guarantee and Collateral Agreement, dated as of July 24, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (1)

10.63	Consent and Waiver to Credit Agreement, dated as of April 13, 2006 among Deltek Systems, Inc., the lenders signatory thereto and Credit Suisse, as administrative agent for the lenders (1)

10.64	Subsidiary Trademark Security Agreement, dated as of July 21, 2006 between C/S Solutions, Inc. as subsidiary guarantor and Credit Suisse, as collateral agent (1)

10.65	Subsidiary Trademark Security Agreement, dated as of May 1, 2006 between WST Corporation as subsidiary guarantor and Credit Suisse, as collateral agent (1)

10.66	Subsidiary Trademark Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (1)

10.67	Subsidiary Copyright Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (1)

10.68	Amendment to Employment Agreement between Kevin T. Parker and Deltek, Inc., dated April 7, 2007 (2)

10.69	Amendment to Employment Offer Letter between James C. Reagan and Deltek, Inc., dated May 2, 2007 (2)

10.70	Employment Letter Agreement between Richard P. Lowrey and Deltek, Inc., dated May 2, 2007 (2)

10.71	Employment Letter Agreement between Eric Brehm and Deltek, Inc., dated May 2, 2007 (2)

10.72	Employment Letter Agreement between Carolyn J. Parent and Deltek, Inc., dated May 2, 2007 (2)

10.73	Amendment to Employment Letter Agreement between William D. Clark and Deltek, Inc., dated May 2, 2007 (2)

10.74	Amendment to Employment Letter Agreement between Holly Kortright and Deltek, Inc., dated May 2, 2007 (2)

10.75	Amendment to Employment Letter Agreement between Richard Lowenstein and Deltek, Inc., dated May 2, 2007 (2)

10.76	Amendment to Employment Letter Agreement between David Schwiesow and Deltek, Inc., dated May 2, 2007 (2)

10.77	Third Stock Option Agreement between Kevin T. Parker and Deltek, Inc., dated June 11, 2007 (2)

10.78	Third Stock Option Agreement between James C. Reagan and Deltek, Inc., dated May 24, 2007 (2)

10.79	Fourth Stock Option Agreement between David R. Schwiesow and Deltek, Inc. dated May 24, 2007 (2)

10.80	Third Stock Option Agreement between William D. Clark and Deltek, Inc., dated May 24, 2007 (2)

10.81	Third Stock Option Agreement between Richard M. Lowenstein and Deltek, Inc., dated May 24, 2007 (2)

10.82	Third Stock Option Agreement between Carolyn J. Parent and Deltek, Inc., dated May 24, 2007 (2)

10.83	Stock Option Agreement between Eric J. Brehm and Deltek, Inc., dated May 24, 2007 (2)

10.84	Form of 2007 Plan Option Agreements (2)

10.85	Employment Offer Letter between David Hare and Deltek, Inc., dated September 17, 2007 (3)

10.86	Form of Custody Agreement by and among Deltek, Inc., the selling stockholders signatory thereto and Computershare Inc., as custodian, paying agent and liquidating agent (4)

10.87	Amendment No. 3 to Credit Agreement, dated as of October 30, 2007, by and among Deltek, Inc., as borrower, the lenders signatory thereto, and Credit Suisse, as lender, administrative agent and collateral agent (6)

14.1	Deltek, Inc. Code of Business Conduct and Ethics **

21.1	Subsidiaries of Deltek, Inc. (2)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm **

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.

(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on August 21, 2007.

(3)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 2, 2007.

(4)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 5, 2007.

(5)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 12, 2007.

(6)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 31, 2007.

**	Filed herewith