Form 10-Q
period 2008-03-31
DELTEK, INC
filed 2008-05-15
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.001 per share and Class A common stock, par value $0.001, of the registrant outstanding as of May 9, 2008 was 43,100,610 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share data)

	March 31 2008	December 31 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,364	$17,091
Accounts receivable, net of allowance of $2,421 and $2,866 at March 31, 2008 and December 31, 2007, respectively	47,305	55,663
Deferred income taxes	4,934	5,027
Prepaid expenses and other current assets	6,435	7,104

TOTAL CURRENT ASSETS	94,038	84,885
PROPERTY AND EQUIPMENT, NET	15,149	13,575
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	2,080	2,399
LONG-TERM DEFERRED INCOME TAXES	1,987	354
INTANGIBLE ASSETS, NET	12,142	13,132
GOODWILL	50,572	50,082
OTHER ASSETS	3,107	3,253

TOTAL ASSETS	$179,075	$167,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$996	$498
Accounts payable and accrued expenses	31,208	33,310
Accrued liability for redemption of stock in recapitalization	569	569
Deferred revenues	25,865	22,046
Income taxes payable	3,241	729

TOTAL CURRENT LIABILITIES	61,879	57,152
LONG-TERM DEBT	192,317	192,815
OTHER TAX LIABILITIES	744	551
OTHER LONG-TERM LIABILITIES	3,558	3,350

TOTAL LIABILITIES	258,498	253,868
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; issued and outstanding, 0 and 0 shares at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 43,079,835 and 43,046,523 shares at March 31, 2008 and December 31, 2007, respectively	43	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	170,257	167,527
Accumulated deficit	(249,403)	(253,424)
Accumulated other comprehensive loss	(320)	(334)

TOTAL STOCKHOLDERS’ DEFICIT	(79,423)	(86,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$179,075	$167,680

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended March 31
	2008	2007
REVENUES:
Software license fees	$17,007	$19,810
Consulting services	24,266	18,489
Maintenance and support services	28,065	23,969
Other revenues	16	197

Total revenues	69,354	62,465

COST OF REVENUES:
Cost of software license fees	1,580	2,219
Cost of consulting services	20,163	15,498
Cost of maintenance and support services	5,627	3,866
Cost of other revenues	232	178

Total cost of revenues	27,602	21,761

GROSS PROFIT	41,752	40,704

OPERATING EXPENSES:
Research and development	11,391	10,236
Sales and marketing	12,303	10,528
General and administrative	7,561	7,119

Total operating expenses	31,255	27,883

INCOME FROM OPERATIONS	10,497	12,821
Interest income	257	92
Interest expense	(3,474)	(4,598)
Other (expense) income, net	(37)	86

INCOME BEFORE INCOME TAXES	7,243	8,401
Income tax expense	3,222	3,297

NET INCOME	$4,021	$5,104

EARNINGS PER SHARE
Basic	$0.09	$0.13

Diluted	$0.09	$0.12

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	43,058	39,408

Diluted weighted average shares	44,406	40,904

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,021	$5,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	48	608
Depreciation and amortization	2,343	2,110
Amortization of debt issuance costs	198	220
Stock-based compensation expense	2,297	905
Employee stock purchase plan expense	67	—
Loss on disposal of fixed assets	64	—
Deferred income taxes	(1,538)	(593)

Change in assets and liabilities:
Accounts receivable, net	8,338	(28)
Prepaid expenses and other assets	(896)	(2,288)
Accounts payable and accrued expenses	(1,426)	(1,690)
Income taxes payable/receivable	2,522	633
Other tax liabilities	193	—
Other long-term liabilities	(110)	(34)
Deferred revenues	4,111	2,440

Net Cash Provided by Operating Activities	20,232	7,387

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(500)
Purchase of property and equipment	(2,066)	(702)
Capitalized software development costs	—	(208)

Net Cash Used in Investing Activities	(2,066)	(1,410)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Issuance of common stock	—	37
Proceeds from exercise of stock options	72	—
Proceeds from issuance of stock under employee stock purchase plan	305	—
Offering costs paid for 2007 sale of common stock in initial public offering	(275)	—
Redemption of stock and stockholder payments in recapitalization	—	(4,780)
Proceeds from the issuance of debt	—	7,500
Repayment of debt	—	(8,537)

Net Cash Provided by (Used in) Financing Activities	102	(5,780)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	5	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,273	189
CASH AND CASH EQUIVALENTS––Beginning of period	17,091	6,667

CASH AND CASH EQUIVALENTS––End of period	$35,364	$6,856

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited and in thousands)

	Three Months Ended March 31
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for acquisition of business	$450	$—

Accrued liability for purchases of property and equipment	$716	$—

Cash paid during the period for:
Interest	$4,545	$4,372

Income taxes	$2,040	$3,288

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited and in thousands, except share data)

							Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Preferred Stock		Common Stock		Class A Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2007	100	$—	39,405,993	$39	—	$—	$112,350	$(275,943)	$(511)	$(164,065)

Net income	—	—	—	—	—	—	—	22,519	—	22,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	177	177

Comprehensive income										22,696
Sale of common stock	—	—	6,115	—	—	—	87	—	—	87
Stock issued for acquisitions	—	—	38,109	—	—	—	500	—	—	500
Sale of common stock in initial public offering	—	—	3,009,475	3	—	—	42,713	—	—	42,716
Stock options exercised	—	—	586,831	1	—	—	3,949	—	—	3,950
Tax benefit on stock options exercised	—	—	—	—	—	—	1,759	—	—	1,759
Stock compensation	—	—	—	—	—	—	6,169	—	—	6,169
Conversion of preferred stock to Class A common stock	(100)	—	—	—	100	—	—	—	—	—

Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	4,021	—	4,021
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	14	14

Comprehensive income										4,035
Issuance of common stock under the employee stock purchase plan	—	—	26,403	—	—	—	305	—	—	305
Stock options exercised	—	—	6,909	—	—	—	72	—	—	72
Tax benefit on stock options exercised	—	—	—	—	—	—	(11)	—	—	(11)
Stock compensation	—	—	—	—	—	—	2,364	—	—	2,364

Balance at March 31, 2008	—	$—	43,079,835	$43	100	$—	$170,257	$(249,403)	$(320)	$(79,423)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2008

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, results of operations, and its cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. All references to March 31, 2008 or to the three months ended March 31, 2008 and 2007 in the notes to the condensed consolidated financial statements are unaudited.

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

For sales arrangements involving multiple elements, where software licenses are sold together with maintenance and support, consulting, training, or other services, the Company recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, to determine the amount to allocate to and recognize revenue on delivered elements, normally the license element of the arrangement, the Company first allocates and defers revenue for any undelivered elements based upon objective evidence of fair value of those elements. The objective evidence of fair value used is required to be specific to the Company and commonly referred to as vendor-specific objective evidence (“VSOE”). The Company recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue for the delivered elements.

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

License revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when these channels complete the sale and the Company delivers the software products.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which was adopted by the Company effective January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS 123R apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

During the three months ended March 31, 2008, 741,815 new stock options were granted. The aggregate grant date fair value of options issued during the period was $5.1 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period. During the three months ended March 31, 2008, 6,909 stock options were exercised. The total intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $12,000. In addition, the total cash received for options exercised during the same period was approximately $72,000. No stock options were exercised during the three months ended March 31, 2007.

During the three months ended March 31, 2008, 88,000 shares of restricted stock were granted. The aggregate grant date fair value was $1.1 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the four year vesting period. The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the price of the Company’s common stock at the date of the grant. The Company did not grant any restricted stock prior to February 2008.

During the three months ended March 31, 2008, the Company also issued 26,403 shares of common stock under the employee stock purchase plan.

The Company uses the Black-Scholes option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. For options granted during the three months ended March 31, 2008, the fair value of the Company stock on the date of grant was determined based upon the closing market value. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC simplified method” as described in SAB No. 107, Share Based Payments (“SAB 107”), which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	Three Months Ended March 31
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	3.1%	4.5%
Expected life (in years)	6.24	6.23

Stock-based compensation expense is allocated to expense categories in the statements of operations. The following table summarizes stock-based compensation for stock options and restricted stock for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31
	2008	2007
Included in cost of revenue:
Cost of consulting services	$354	$137
Cost of maintenance and support services	246	15

Total included in cost of revenue	600	152
Included in operating expenses:
Research and development	443	180
Sales and marketing	453	190
General and administrative	801	383

Total included in operating expenses	1,697	753

Total	$2,297	$905

Included in the above table is $30,000 and $0 of compensation expense related to restricted stock for the three months ended March 31, 2008 and 2007, respectively, with the remainder associated with compensation expense related to stock options.

The stock-based compensation expense recorded in 2008 related to stock options and restricted stock, and in 2007 related to stock options, accounted for as equity awards. The Company recognized $5,000 and $0 of tax benefits related to the stock-based and employee stock purchase program compensation expense recognized during the first three months of 2008 and 2007, respectively.

Compensation expense for the Employee Stock Purchase Program (the “ESPP”) is recognized in accordance with SFAS 123R. The weighted average assumptions used in the Black-Scholes option-pricing model to determine the weighted average fair value of $3.40 were as follows:

Three Months Ended March 31, 2008
Dividend yield	0.0%
Expected volatility	50.0%
Risk-free interest rate	1.80% - 3.86%
Expected life (in years)	0.33-0.50

The Company also recorded $67,000 and $0 of compensation expense during the first three months of 2008 and 2007, respectively, for the employee stock purchase program.

Amortization Expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31
	2008	2007
Included in cost of revenue:
Cost of software license fees	$430	$426
Cost of consulting services	19	—

Total included in cost of revenue	449	426
Included in operating expenses:	555	592

Total	$1,004	$1,018

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). Under the terms of FSP 157-2, the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments and, when required, will be adopted for nonfinancial assets and nonfinancial liabilities in 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions adopted in 2008 did not have an impact on the Company’s financial statements, and the Company is in the process of evaluating the impact of provisions to be adopted in 2009.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its consolidated results of operations and financial condition but does not believe there will be a material impact.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company does not currently have any derivative instruments.

3.	INITIAL PUBLIC OFFERING

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

The aggregate purchase price was $5.9 million and included cash payments through March 31, 2008 of $4.4 million, common stock valued at $500,000, an accrual of $1.0 million associated with contingent consideration and direct acquisition costs of $91,000. The value of the 38,109 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As part of the acquisition, the Company is required to pay additional cash consideration of up to $1.0 million contingent on AIM consulting services revenue meeting specified levels by April 30, 2008. As of March 31, 2008, the Company has recorded a liability of $1.0 million representing the amount determinable beyond a reasonable doubt. The Company entered into retention arrangements with the two AIM shareholders totaling $500,000 if the individuals are employed on the one-year anniversary of the acquisition. This amount is being expensed as the requisite services are being provided.

The following table summarizes the estimated fair values of the assets acquired (in thousands):

Intangible assets	$1,090
Goodwill	4,801

Total purchase price, net of cash	$5,891

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

The aggregate purchase price, net of $602,000 in cash acquired, was $1.2 million and included cash payments through March 31, 2008 of $1.8 million. The Company has entered into retention arrangements with the two principal WSTP shareholders totaling $450,000 if the individuals are employed on the eighteen-month anniversary of the acquisition. This amount is being expensed as the requisite services are provided.

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

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended March 31
	2008	2007
Basic earnings per share computation:
Net income (A)	$4,021	$5,104

Weighted average common shares–basic (B)	43,057,754	39,408,493

Basic net income per share (A/B)	$0.09	$0.13

Diluted earnings per share computation:
Net income (A)	$4,021	$5,104

Shares computation:
Weighted average common shares–basic	43,057,754	39,408,493
Effect of dilutive stock options, restricted stock, and ESPP	1,348,329	1,495,482

Weighted average common shares–diluted (C)	44,406,083	40,903,975

Diluted net income per share (A/C)	$0.09	$0.12

The weighted average diluted shares outstanding for the periods ended March 31, 2008 and 2007 excluded 1,489,450 stock options and 801,500 stock options, respectively, as these stock options have an exercise price in excess of the average market price of the Company’s common stock during the period.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31 2008	December 31 2007
Prepaid rent	$580	$551
Prepaid software maintenance and royalties	2,004	1,314
Prepaid conferences and events	873	645
Prepaid insurance	517	804
Debt placement costs	793	793
Other	1,668	2,997

Total	$6,435	$7,104

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the three months ended March 31, 2008 (in thousands):

Balance as of January 1, 2008	$50,082
AIM acquisition	450
Foreign currency translation adjustments	40

Balance as of March 31, 2008	$50,572

The 2008 increase to goodwill associated with the AIM acquisition was due to the accrual of an additional $450,000 liability for contingent consideration. See Note 4 for additional information. The Company performed an annual impairment test for goodwill as of December 31, 2007 and determined that there was no impairment of goodwill. There have been no events or changes in circumstances that have occurred during the three months ended March 31, 2008 that indicate there is an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$12,337	$(6,173)	$6,164	$12,323	$(5,638)	$6,685
Developed software	7,535	(5,853)	1,682	7,535	(5,403)	2,132
Tradename and non-compete	322	(226)	96	322	(207)	115

Total	$20,194	$(12,252)	$7,942	$20,180	$(11,248)	$8,932

Unamortized Intangible Assets
Tradename	$4,200	$—	$4,200	$4,200	$—	$4,200

Total	$24,394	$(12,252)	$12,142	$24,380	$(11,248)	$13,132

Amortization expense for both three month periods ended March 31, 2008 and 2007 was $1.0 million. The following table summarizes the estimated future amortization expense for the remaining nine months of 2008 and years thereafter (in thousands):

Years Ending December 31
2008–remaining	$2,563
2009	2,389
2010	1,385
2011	960
2012	459
Thereafter	186

Total	$7,942

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the three months ended March 31, 2008 or March 31, 2007.

8.	DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). The Credit Agreement provides for a $215.0 million term loan and a $30.0 million revolving credit facility that matures on April 22, 2010. The Credit Agreement accrues interest at 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO Rate”) for the term loan and 2.25% or 1.25% for the revolving credit facility, depending on the type of borrowing. The spread above the LIBO Rate decreases as the Company’s leverage ratio, as defined in the Credit Agreement, decreases. The amended Credit Agreement also continues to provide for mandatory prepayments of principal based on annual cash flow and leverage levels, as well as scheduled principal repayments of $498,000 each quarter through June 30, 2010. At the end of each of the three quarters ending September 30, 2010, December 31, 2010, March 31, 2011, and on April 22, 2011, a principal payment of $47.5 million is due.

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial and non-financial covenants, of which the Company was in compliance as of March 31, 2008.

At March 31, 2008 and December 31, 2007, there were no borrowings under the revolving credit facility.

Costs incurred in connection with securing the Credit Agreement were $7.1 million. The debt issuance costs are being amortized and reflected in “Interest Expense” over the lives of the loans.

At March 31, 2008 and December 31, 2007, the current portion of the unamortized debt issuance costs of $792,900 and $793,400, respectively, is reflected as “Prepaid and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $1.4 million and $1.6 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets.

Long-term debt consisted of the following (in thousands):

	March 31 2008	December 31 2007
Secured credit agreement
Term loan	$193,313	$193,313
Revolver	—	—

Total	193,313	193,313
Current portion of long-term debt	(996)	(498)

Long-term debt	$192,317	$192,815

9.	INCOME TAXES

In accordance with SFAS 109, the income tax provision for the three month period ended March 31, 2008 is based on the estimated annual effective tax rate for fiscal year 2008. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The Company’s effective tax rate for the three months ended March 31, 2008 was 44.5%.

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

The adoption of FIN 48 resulted in recording a liability of $269,000 for unrecognized tax benefits, $49,000 in accrued interest, and $46,000 for accrued penalties associated with various federal and state income tax matters related to the 2006 acquisition of WST Corporation. Furthermore, during 2007 the Company increased the liability $166,000 associated with certain research and development credits acquired from WST Corporation but that did not meet the recognition thresholds as prescribed by FIN 48 and the Company increased the liability by $21,000 for additional interest accrued. These liabilities were recorded as an increase to goodwill in accordance with Emerging Issues Task Force No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”).

During the three months ended March 31, 2008, the Company established an additional liability of $189,000 associated with an uncertain tax position related to certain research and development credits acquired from WST Corporation and included in our tax provision but which do not meet the recognition thresholds as prescribed by FIN 48. The liability also increased $4,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At March 31, 2008, the Company has recorded a liability for interest and potential penalties of $74,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities.” In addition, prior to the effective date of SFAS 141R, any adjustments to the above described unrecognized tax benefits will affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, changes will be recorded as part of the income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2004. Currently, the Company is not under audit in any major jurisdictions.

10.	STOCKHOLDERS’ DEFICIT

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

Common Stock—In November 2007, the Company completed an initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share. The total shares sold in the offering included 5,990,525 shares sold by selling stockholders and 3,009,475 shares sold by the Company. After deducting the payment of underwriters’ discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were approximately $42.6 million. The net proceeds from the offering were used to repay a $25.0 million balance on the revolving credit facility and to make a $17.6 million prepayment on the outstanding term loan.

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

11.	STOCK PLANS

Stock Option and Incentive Award Plan—The Company maintained a stock option plan (the “2005 Plan”) pursuant to which the Company could grant options to purchase 6,310,000 shares of common stock to directors and employees.

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

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2008 to March 31, 2008:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2008	6,327,424	$9.44
Options granted	741,815	13.20
Options forfeited	(37,747)	12.40
Options exercised	(6,909)	10.45

Options outstanding at March 31, 2008	7,024,583	$9.82

As of March 31, 2008, compensation cost related to nonvested stock options not yet recognized in the income statement was $26.5 million and expected to be recognized over an average period of 3.03 years. During the three months ended March 31, 2008, the Company granted 88,000 shares of restricted stock, with a weighted average grant date fair value of $12.98, all of which is expected to vest. As of March 31, 2008, compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the income statement was $1.1 million and is expected to be recognized over a period of four years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3 as Amended, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP 123(R)-3”). At March 31, 2008 there were 1,037,881 options available for future grant under the 2007 Plan.

Under the 2005 Plan, each option holder was required to execute a shareholder’s agreement, among other conditions, prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. In accordance with the shareholder’s agreement, stockholders which are party to the agreement are entitled to participate proportionately in an offering of common stock by New Mountain Capital. Stockholders can only sell in conjunction with such an offering by New Mountain Capital and not at any other time. If the number of shares of common stock which the option holder is entitled to sell in the offering exceeds the number of shares of common stock held by the option holder, any options held by the option holder (including unvested options) may be exercised to the extent of the excess. A stockholder may choose any combination of shares and options (if vested) in determining the securities the stockholder will sell in the public or private offering. Any unvested options may only be exercised to the extent there is an amount of securities that such stockholder may sell that has not been covered by shares or vested options. Options not sold in the offering continue to be subject to normal vesting requirements.

Under the 2007 Plan, executive officers and holders of 100,000 or more shares of common stock, stock incentive awards or options can only, under the terms of a shareholders’ agreement applicable to them, sell in conjunction with an offering by New Mountain Capital until New Mountain Capital owns less than 15% of the Company’s outstanding capital stock. In addition, these individuals may be required by New Mountain Capital to participate in such a sale and to vote in favor of such a transaction if stockholder approval is required.

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of March 31, 2008 (dollars in thousands, except share data):

	Stock Option Exercisable	Stock Option Vested and Expected to Vest
Stock options outstanding	1,606,407	6,807,856
Weighted average exercise price	$5.97	$9.78
Aggregate intrinsic value	$10,826	$26,281
Weighted average remaining contractual life (in years)	7.84	8.32

Employee Stock Purchase Program—In April 2007, the Company’s Board of Directors adopted an Employee Stock Purchase Program (the “ESPP”) to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. The ESPP was effective when the Company completed an initial public offering of its common stock. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower. In March 2008, employees purchased 26,403 shares under this plan at a weighted average share price of $11.57. Compensation expense for the three months ended March 31, 2008 was approximately $67,000. As of March 31, 2008 there were 723,597 shares available under the plan.

12.	RELATED-PARTY TRANSACTIONS

Pursuant to the recapitalization agreement, New Mountain Capital is entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of an initial public offering. The Company therefore did not incur any advisory fees in the first three months of 2008. In the first three months of 2007, the Company incurred $125,000 in advisory fees.

New Mountain Capital is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In November 2007, the Company incurred a $1.1 million transaction fee to New Mountain Capital in connection with our initial public offering. In the first three months of 2008 and 2007, the Company did not incur any transaction fees to New Mountain Capital.

13.	COMMITMENTS AND CONTINGENCIES

Office Space Leases—The Company leases office space under noncancelable operating leases. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $1.9 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. The Company does not sublease any of its leased space.

The following table summarizes future minimum operating lease payments for the remaining nine months of 2008 and the years thereafter (in thousands):

Years Ending December 31
2008–remaining	$5,428
2009	7,357
2010	7,042
2011	5,671
2012	1,339
Thereafter	—

Total	$26,837

Other Matters—The Company was involved in a claim and legal proceeding arising from its normal operations. On March 20, 2008, the parties resolved all issues between them, and on April 8, 2008, the suit was dismissed with prejudice.

At March 31, 2008, the Company was contingently liable under open standby letters of credit issued by the Company’s banks in favor of third parties. These letters of credit primarily relate to real estate lease obligations and total $1.7 million. No amounts were outstanding under these instruments at March 31, 2008 or December 31, 2007.

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

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software solutions and implementation services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one consolidated unit based upon software license revenues, consulting services, maintenance revenues, and operating costs.

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues were generated from sales outside of the United States for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, the Company had $1.8 million and $1.5 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2008 or 2007.

15.	SUBSEQUENT EVENTS

On May 8, 2008, the Company announced that it expects to record a charge of up to $1.4 million in the second quarter of 2008 for severance and other related costs associated with the realignment of the Company’s internal cost structure.

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

With our software applications, project-focused organizations can better measure business results, optimize performance and streamline operations, and win new business. As of March 31, 2008, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

Our revenue is generated from sales of software licenses and related software maintenance and support agreements and professional services to assist customers with the implementation of our products, as well as education and training services. Our continued growth depends, in part, on our ability to generate license revenues from new customers and to continue to expand our presence by selling new products within our existing installed base of customers.

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

In April 2005, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”) purchased the majority ownership of our company from the founding deLaski stockholders through a recapitalization transaction. Subsequent to this transaction, we implemented a strategy to recruit additional management talent and significantly improve our competitive position and growth prospects through increased investments in product development, sales and marketing initiatives, complemented by strategic acquisitions aimed at broadening our customer base and our product offerings.

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

In April 2007, we reincorporated in the State of Delaware as Deltek, Inc.

In November 2007, the Company completed its initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share. For additional information regarding the initial public offering, see Note 3 in our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Our future estimates may change if the underlying assumptions change. Actual results may differ significantly from these estimates.

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition

•	Stock-Based Compensation

•	Income Taxes

•	Allowances for Doubtful Accounts Receivable

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended March 31		2008 versus 2007
	2008	2007	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$17.0	$19.8	$(2.8)	(14)
Consulting services	24.3	18.5	5.8	31
Maintenance and support services	28.1	24.0	4.1	17
Other revenues	—	0.2	(0.2)	(100)

Total revenues	$69.4	$62.5	$6.9	11

COST OF REVENUES:
Cost of software license fees	$1.6	$2.2	$(0.6)	(27)
Cost of consulting services	20.2	15.5	4.7	30
Cost of maintenance and support services	5.6	3.9	1.7	44
Cost of other revenues	0.2	0.2	—	—

Total cost of revenues	$27.6	$21.8	$5.8	27

GROSS PROFIT	$41.8	$40.7	$1.1	3

OPERATING EXPENSES:
Research and development	$11.4	$10.2	$1.2	12
Sales and marketing	12.3	10.5	1.8	17
General and administrative	7.6	7.2	0.4	6

Total operating expenses	$31.3	$27.9	$3.4	12

INCOME FROM OPERATIONS	$10.5	$12.8	$(2.3)	(18)

Interest income	0.2	0.1	0.1	100
Interest expense	(3.5)	(4.6)	1.1	(24)
Other income (expense), net	—	0.1	(0.1)	(100)

INCOME BEFORE INCOME TAXES	7.2	8.4	(1.2)	(14)
Income tax expense	3.2	3.3	(0.1)	(3)

NET INCOME	$4.0	$5.1	$(1.1)	(22)

Revenues

	Three Months Ended March 31		2008 versus 2007
	2008	2007	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$17.0	$19.8	$(2.8)	(14)
Consulting services	24.3	18.5	5.8	31
Maintenance and support services	28.1	24.0	4.1	17
Other revenues	—	0.2	(0.2)	(100)

Total revenues	$69.4	$62.5	$6.9	11

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

License fee revenues decreased $2.8 million, or 14%, to $17.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. During the first quarter of 2008, license fee revenues from our Vision product family decreased $1.7 million compared with the first quarter of 2007, while license fee revenues from our Costpoint and GCS Premier product families decreased by $1.7 million for the same periods. The decrease in revenues from our Vision product family was primarily the result of lengthened sales cycles for both new license sales and conversion sales resulting from the changing economic environment. The decrease in revenues from our Costpoint and GCS Premier product families were primarily driven by several large Costpoint sales in the first quarter of 2007 with fewer comparable size sales in 2008. License fee revenues from our enterprise project management (“EPM”) products increased by $0.6 million during the first quarter of 2008 compared to the first quarter of 2007.

Consulting Services

Our consulting services revenues are generated from implementation, project management, data conversion, training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis. Our overall consulting services revenues increase and decrease principally as the number and size of customer engagements change and customers engage our resources as a result of our license sales.

Consulting services revenues increased $5.8 million, or 31%, to $24.3 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was the result of a $5.5 million increase in software implementation related services revenue and a $0.3 million increase in training and education related services revenue during the first quarter of 2008 compared with the first quarter of 2007. The $5.5 million increase in total software implementation related services includes $1.5 million of revenue associated with our acquisition of AIM in April 2007. Excluding revenue associated with the AIM acquisition, our services revenue increased $4.0 million, or 23%, driven by demand for services from new and existing customers. The first quarter of 2008 also included a non-recurring success fee of approximately $0.5 million earned by the Company during the first quarter on a customer implementation.

Our software implementation related services account for 93% of consulting services revenues for both the three month period ended March 31, 2008 and March 31, 2007.

Our training and education related services accounted for $1.7 million of consulting services revenues during the three months ended March 31, 2008 compared to $1.4 million during the three months ended March 31, 2007. Overall training and education accounted for 7% of consulting services revenue in both periods.

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

Maintenance revenues increased $4.1 million, or 17%, to $28.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Maintenance revenues from our Vision product family increased by $1.7 million, and maintenance revenues from our Costpoint and GCS Premier product families increased by $1.6 million. Maintenance revenues from our project portfolio management products increased by $0.8 million. These increases are driven by our sales of new software licenses and renewals of maintenance agreements in our installed base of customers, plus the annual price escalations for our maintenance services. These increases are reduced by the impact of customer cancellations.

Other Revenues

Our other revenues consist of sales of third-party hardware and software as well as fees collected for our annual user conference, which is typically held in the second quarter of the year. For the three months ended March 31, 2008, other revenues decreased to $16,000 from $197,000 for the three months ended March 31, 2007 as a result of lower sales of third-party hardware and software in the current period.

Cost of Revenues

	Three Months Ended March 31		2008 versus 2007
	2008	2007	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.6	$2.2	$(0.6)	(27)
Cost of consulting services	20.2	15.5	4.7	30
Cost of maintenance and support services	5.6	3.9	1.7	44
Cost of other revenues	0.2	0.2	—	—

Total cost of revenues	$27.6	$21.8	$5.8	27

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.6 million to $1.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was primarily the result of a decrease of $0.5 million in royalty expense resulting from lower license sales in the first quarter of 2008. In addition, there was a decrease of $0.1 million in amortization of capitalized software during the first three months of 2008 as a result of previously capitalized software products becoming fully amortized in the prior year, resulting in no current period expense.

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

Cost of consulting services increased $4.7 million, or 30%, to $20.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The primary driver of this increase was labor, related benefits, bonus, and stock-based compensation expense, which together grew by $4.1 million. This increase was associated with higher headcount as we expanded the number of consultants to meet demand for our services. At March 31, 2008 our ending services headcount was 350, compared to 284 at March 31, 2007, an increase of 66 people compared to the first quarter of 2007. The increase in headcount is the result of newly recruited and hired employees, and also includes employees from the 2007 AIM acquisition. The remaining increase is primarily associated with $0.5 million in additional travel costs in the current period driven by higher revenues and associated increases in headcount, and smaller increases in other costs related to our overall services organization.

The increase in services margins for the first quarter of 2008 compared to the same period in 2007 reflects the successful deployment of newly hired employees who have received training on our products and processes and subsequently became billable, as well as the non-recurring success fee of approximately $0.5 million recognized in the first quarter of 2008 with no corresponding direct expenses.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $1.7 million, or 44%, to $5.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was driven by additional support headcount, required to meet the greater demand for maintenance services, and related benefits and stock-based compensation expense, which together increased by $1.5 million. At March 31, 2008 our ending maintenance services headcount was 167, compared to 137 at March 31, 2007.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. Cost of other revenues remained flat for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Operating Expenses

	Three Months Ended March 31		2008 versus 2007
	2008	2007	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$11.4	$10.2	$1.2	12
Sales and marketing	12.3	10.5	1.8	17
General and administrative	7.6	7.2	0.4	6

Total operating expenses	$31.3	$27.9	$3.4	12

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $1.2 million, or 12%, to $11.4 million for the three month period ended March 31, 2008 compared to the same period in 2007. The principal driver was an increase of $1.6 million in labor, related benefits, and stock-based compensation expense to support new product release development. Partially offsetting these increases was a decrease of $0.4 million in third-party costs to support new release development.

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

Sales and marketing expenses increased by $1.8 million, or 17%, to $12.3 million for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. The increase was driven by additional labor, related benefits costs and stock-based compensation expense of $1.5 million associated with increased headcount in our sales force from the first quarter of 2007 to the first quarter of 2008. At March 31, 2008, our ending sales and marketing headcount was 187, compared to 154 at March 31, 2007.

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

General and administrative expenses increased by $0.4 million, or 6%, to $7.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was the result of increased headcount across the finance, legal and human resources associated with becoming a publicly traded company and was partially offset by a reduction in third-party costs associated with identifying and remediating control weaknesses as well as a reduction in bad debt expense.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income did not fluctuate significantly during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.

Interest Expense

	Three Months Ended March 31		2008 versus 2007
	2008	2007	Change	% Change
	(dollars in millions)
Interest expense	$3.5	$4.6	$(1.1)	(24)

Interest expense decreased by $1.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease resulted from lower debt in the first quarter of 2008, following debt repayments of $42.6 million in the fourth quarter of 2007 using proceeds from the initial public offering, as well as the impact of more favorable interest rates in the first quarter of 2008.

Income Taxes

	Three Months Ended March 31
	2008	2007
	(dollars in millions)
Income tax expense	$3.2	$3.3

Income tax expense was relatively flat for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. As a percentage of pre-tax income, income tax expense was 44.5% and 39.2% for the three months ended March 31, 2008 and 2007, respectively. The increase in the effective rate is primarily the result of increased losses in foreign subsidiaries. These losses cannot be used to offset our U.S. taxable income as we are unable to recognize the tax benefit in the current period.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s adoption of FIN 48 resulted in a $0.4 million liability associated with various federal and state income tax matters related to the acquisition of Welcom during 2006. The liability was recorded as an increase to goodwill. During the year ended December 31, 2007, the liability increased $0.2 million due to the expected utilization of research and development credits acquired from Welcom. During the three months ended March 31, 2008, the Company established an additional liability of $0.2 million associated with certain research and development credits acquired from Welcom that did not meet the recognition thresholds as prescribed by FIN 48. For further information, see Note 9, Income Taxes, of our condensed consolidated financial statements contained elsewhere in this Quarterly Report. Any potential future changes in these liabilities will change goodwill and have no impact on the effective tax rate. We do not expect that the amount of unrecognized tax benefits will change materially in the next year.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

		As of March 31, 2008		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.50 to 1.00	4.37	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	1.63	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.75 to 1.00	2.72	Less than 3.25 to 1.00 effective January 1, 2009

The Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of March 31, 2008, we were in compliance with all covenants related to our Credit Agreement.

Based on our expectations of our future performance we believe that we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

In 2005, debt issuance costs incurred in connection with the Credit Agreement and the debentures were approximately $5.8 million. In 2006, the costs incurred in connection with the addition to the term loan were $1.3 million. We incurred no debt issuance costs in 2007 or in the first three months of 2008. The debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At March 31, 2008, $0.8 million of unamortized debt issuance costs remained in “prepaid expenses and other current assets” and $1.4 million was reflected in “other assets” on the consolidated balance sheet. During the three months ended March 31, 2008 and 2007, $0.2 million of costs were amortized and reflected in interest expense for both periods.

The Credit Agreement requires mandatory prepayments of the term loan from our annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain assets sales or equity issuances. The required prepayment is equal to the lesser of 50% of the net proceeds from the sale of securities, or the amount that reduces the leverage ratio (as defined in the agreement) to less than 2.75. Upon the completion of our initial public offering in November of 2007, a prepayment was made in the amount of $17.6 million which included the scheduled principal payments through September 30, 2008. We will begin making the previously scheduled principal repayments of $0.5 million each quarter beginning December 31, 2008 through June 30, 2010. At the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $47.5 million will be due, with the balance due on April 22, 2011, the final maturity date.

Liquidity and Capital Resources

Overview of Liquidity

Our primary operating cash requirements include the payment of salaries, incentive compensation and related benefits and other headcount-related costs as well as the costs of office facilities and information technology systems. We fund these requirements through cash collections from our customers for the purchase of our software, consulting services and maintenance services. Amounts due from customers for software license and maintenance services are generally billed at the beginning of the contract terms.

The cost of our acquisitions have been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings were repaid in subsequent periods with available cash provided by operating activities as well as with proceeds from our initial public offering. At March 31, 2008, we had no borrowings under our revolving credit facility.

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

Analysis of Cash Flows

For the three months ended March 31, 2008, net cash provided by operating activities was $20.2 million compared to $7.4 million provided during the comparable period of 2007. The increase of $12.8 million included $8.3 million from collection of customer payments due as a result of prior quarter’s license sales collected during the first quarter of 2008 as well as overall improved collection efforts, and an increase in collection of receipts from customers in advance of performance of services of $4.1 million. Approximately $2.9 million of the increase in deferred revenue was attributable to fees collected during the first quarter of 2008 for the annual user conference. During the second quarter of 2008, cash flows from operating activities are expected to be impacted by a charge of up to $1.4 million for severance and other related costs associated with the realignment of the Company’s internal cost structure.

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2008 compared to $1.4 million used during the comparable period of 2007. During the first three months of 2008, our use of cash was for purchase of property and equipment and included $1.0 million for internal use software, $0.8 million for computer equipment and $0.3 million for leasehold improvements in our facilities in the Philippines.

Net cash provided by financing activities was $0.1 million for the first three months of 2008 compared to $5.8 million used during the first three months of 2007. During the first quarter of 2007, we made an additional payment of $4.8 million to certain shareholders related to our 2005 recapitalization. In addition, our net borrowings during the first quarter of 2007 also increased by $1.0 million.

Impact of Seasonality

Fluctuations in our quarterly license fee revenues reflect in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors typically yield a peak in license revenue in the fourth quarter due to increased spending by our customers during that time. In 2007, our fourth quarter license revenues were higher than the next highest quarter in 2007 by 27%.

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

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of debt obligations and commitments under facilities and operating leases. We generally do not enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of March 31, 2008:

	Payments Due By December 31,
Contractual Obligations	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
Term loan	$193,313	$498	$1,991	$95,910	$94,914	$—	$—
Operating leases	26,837	5,428	7,357	7,042	5,671	1,339	—
Liability for redemption of stock in recapitalization	569	569	—	—	—	—	—
Other tax liabilities	744	—	—	—	—	—	744

The table above does not include interest payments with respect to outstanding loans, which are variable and therefore fluctuate with interest rate fluctuations. Based on the variable rate debt outstanding as of March 31, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during the remainder of 2008 and 2009.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

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

Newly Adopted and Recently Issued Accounting Standards

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). Under the terms of FSP 157-2, the provisions of SFAS 157, Fair Value Measurements (“SFAS 157”), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments and, when required, will be adopted for nonfinancial assets and nonfinancial liabilities in 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). The provisions adopted in 2008 did not have an impact on the Company’s financial statements, and the Company is in the process of evaluating the impact of provisions to be adopted in 2009.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its consolidated results of operations and financial condition but does not believe there will be a material impact.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company does not currently have any derivative instruments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money-market accounts on a short-term basis and contains no significant investments in auction rate securities. At March 31, 2008, we had $35.4 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of March 31, 2008, we had approximately $193.3 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of March 31, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of March 31, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $171,000 on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso, and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the three months ended March 31, 2008 or 2007. To date, exchange rate fluctuations have had little impact on our operating results and cash flows given our limited international presence.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management has performed an evaluation of internal control over financial reporting and, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2008, identified material weaknesses. While we have made progress towards remediating these weaknesses, we have not yet tested the effectiveness of our remediation activities and accordingly our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

In light of the foregoing, we have performed additional substantive procedures with respect to our consolidated financial statements as of and for the three month period ended March 31, 2008. Accordingly, our management believes that such consolidated financial statements are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008, we have been engaged in a program to evaluate and improve the effectiveness of our system of internal control over financial reporting. During the quarter ended March 31, 2008, there were no material changes to our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On August 31, 2006, C.H. Fenstermaker & Associates, Inc. (“Fenstermaker”) filed suit in the 15th Judicial District Court for the Parish of Lafayette, State of Louisiana, alleging, inter alia, that we converted certain visualization technology allegedly created by Fenstermaker and referred to as the “BLINK technology.” Fenstermaker sought unspecified damages stemming from alleged injuries caused by our supposed tortious conduct. We removed the case to the U.S. District Court for the Western District of Louisiana. On March 20, 2008, the parties resolved all issues between them, and on April 8, 2008, the suit was dismissed with prejudice.

We are involved in various legal proceedings from time to time that are incidental to the ordinary conduct of our business. Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position.

Item 1A.	RISK FACTORS

There has been no material change in the information provided under the heading “Risk Factors” in Item 1A to Part I of our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

Our Board of Directors has set the date and location of our Annual Meeting of Stockholders for 2008. The meeting will be held on Tuesday, May 27, 2008, at our company headquarters, 13880 Dulles Corner Lane, Herndon, Virginia 20171 at 11:00 a.m., Eastern Time.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc.*

4.1	Form of specimen common stock certificate. (1)

10.88	Form of Officer Restricted Stock Agreement.*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: May 15, 2008	By:	/s/ Kevin T. Parker
Kevin T. Parker
Chairman, President and Chief Executive Officer

DELTEK, INC.

Dated: May 15, 2008	By:	/s/ James C. Reagan
James C. Reagan
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc.*

4.1	Form of specimen common stock certificate. (1)

10.88	Form of Officer Restricted Stock Agreement.*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.