Form 10-Q
period 2008-06-30
DELTEK, INC
filed 2008-08-14
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock, par value $0.001 per share and Class A common stock, par value $0.001, of the registrant outstanding as of August 11, 2008 was 43,108,349 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30 2008	December 31 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,859	$17,091
Accounts receivable, net of allowance of $2,397 and $2,866 at June 30, 2008 and December 31, 2007, respectively	50,343	55,663
Deferred income taxes	4,246	5,027
Prepaid expenses and other current assets	5,712	7,104
Income taxes receivable	3,138	—

TOTAL CURRENT ASSETS	96,298	84,885
PROPERTY AND EQUIPMENT, NET	15,651	13,575
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	2,021	2,399
LONG-TERM DEFERRED INCOME TAXES	2,705	354
INTANGIBLE ASSETS, NET	11,324	13,132
GOODWILL	50,613	50,082
OTHER ASSETS	2,676	3,253

TOTAL ASSETS	$181,288	$167,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$1,493	$498
Accounts payable and accrued expenses	32,972	33,310
Accrued liability for redemption of stock in recapitalization	569	569
Deferred revenues	22,651	22,046
Income taxes payable	—	729

TOTAL CURRENT LIABILITIES	57,685	57,152

LONG-TERM DEBT	191,820	192,815
OTHER TAX LIABILITIES	753	551
OTHER LONG-TERM LIABILITIES	3,297	3,350

TOTAL LIABILITIES	253,555	253,868

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at June 30, 2008 or December 31, 2007	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 43,108,349 and 43,046,523 shares at June 30, 2008 and December 31, 2007, respectively	43	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	171,906	167,527
Accumulated deficit	(243,980)	(253,424)
Accumulated other comprehensive deficit	(236)	(334)

TOTAL STOCKHOLDERS’ DEFICIT	(72,267)	(86,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$181,288	$167,680

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(unaudited)
REVENUES:
Software license fees	$22,132	$18,839	$39,139	$38,649
Consulting services	22,324	19,781	46,590	38,270
Maintenance and support services	28,286	25,406	56,351	49,375
Other revenues	4,623	4,332	4,639	4,529

Total revenues	77,365	68,358	146,719	130,823

COST OF REVENUES:
Cost of software license fees	1,687	2,011	3,267	4,230
Cost of consulting services	19,192	17,918	39,355	33,416
Cost of maintenance and support services	4,799	3,883	10,426	7,749
Cost of other revenues	4,875	4,834	5,107	5,012

Total cost of revenues	30,553	28,646	58,155	50,407

GROSS PROFIT	46,812	39,712	88,564	80,416

OPERATING EXPENSES:
Research and development	11,558	10,457	22,949	20,693
Sales and marketing	13,413	10,069	25,716	20,597
General and administrative	8,379	7,224	15,940	14,343
Restructuring charge	1,052	—	1,052	—

Total operating expenses	34,402	27,750	65,657	55,633

INCOME FROM OPERATIONS	12,410	11,962	22,907	24,783

Interest income	193	76	450	168
Interest expense	(2,480)	(4,635)	(5,954)	(9,233)
Other (expense) income, net	(164)	(51)	(201)	35

INCOME BEFORE INCOME TAXES	9,959	7,352	17,202	15,753

Income tax expense	4,536	2,886	7,758	6,183

NET INCOME	$5,423	$4,466	$9,444	$9,570

EARNINGS PER SHARE
Basic	$0.13	$0.11	$0.22	$0.24

Diluted	$0.12	$0.11	$0.21	$0.23

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	43,104	39,440	43,081	39,424

Diluted weighted average shares	44,244	41,155	44,366	41,030

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,444	$9,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	489	688
Depreciation and amortization	4,597	4,468
Amortization of debt issuance costs	396	439
Stock-based compensation expense	3,693	2,256
Employee stock purchase plan expense	130	—
Restructuring charge, net	495	—
Loss on disposal of fixed assets	321	—
Deferred income taxes	(1,564)	(2,515)

Change in assets and liabilities:
Accounts receivable, net	4,888	3,814
Prepaid expenses and other assets	1,509	(2,546)
Accounts payable and accrued expenses	(1,379)	(1,017)
Income taxes payable/receivable	(3,768)	(300)
Excess tax benefit from stock option exercises	(59)	—
Other tax liabilities	202	17
Other long-term liabilities	(303)	(180)
Deferred revenues	804	(1,519)

Net Cash Provided by Operating Activities	19,895	13,175

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(5,344)
Purchase of property and equipment	(4,295)	(3,458)
Capitalized software development costs	(261)	(412)

Net Cash Used in Investing Activities	(4,556)	(9,214)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Issuance of common stock	—	37
Proceeds from exercise of stock options	192	—
Excess tax benefit from stock option exercises	59	—
Proceeds from issuance of stock under employee stock purchase plan	305	—
Offering costs paid for 2007 sale of common stock in initial public offering	(275)	—
Redemption of stock and stockholder payments in recapitalization	—	(4,780)
Proceeds from the issuance of debt	—	10,500
Repayment of debt	—	(14,075)

Net Cash Provided by (Used in) Financing Activities	281	(8,318)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	148	(18)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,768	(4,375)
CASH AND CASH EQUIVALENTS—Beginning of period	17,091	6,667

CASH AND CASH EQUIVALENTS—End of period	$32,859	$2,292

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Six Months Ended June 30
	2008	2007
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Stock issued for acquisitions	$—	$500

Accrued liability for acquisition of business	$450	$603

Accrued liability for purchases of property and equipment	$441	$256

Cash paid during the period for:
Interest	$6,853	$8,760

Income taxes	$12,670	$5,633

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
	(unaudited)
Balance at January 1, 2007	100	$—	39,405,993	$39	—	$—	$112,350	$(275,943)	$(511)	$(164,065)

Net income	—	—	—	—	—	—	—	22,519	—	22,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	177	177

Comprehensive income										22,696
Sale of common stock	—	—	6,115	—	—	—	87	—	—	87
Stock issued for acquisitions	—	—	38,109	—	—	—	500	—	—	500
Sale of common stock in initial public offering	—	—	3,009,475	3	—	—	42,713	—	—	42,716
Stock options exercised	—	—	586,831	1	—	—	3,949	—	—	3,950
Tax benefit on stock options exercised	—	—	—	—	—	—	1,759	—	—	1,759
Stock compensation	—	—	—	—	—	—	6,169	—	—	6,169
Conversion of preferred stock to Class A common stock	(100)	—	—	—	100	—	—	—	—	—

Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	9,444	—	9,444
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	98	98

Comprehensive income										9,542
Issuance of common stock under the employee stock purchase plan	—	—	26,403	—	—	—	305	—	—	305
Stock options exercised	—	—	35,423	—	—	—	192	—	—	192
Tax benefit on stock options exercised	—	—	—	—	—	—	59	—	—	59
Stock compensation	—	—	—	—	—	—	3,823	—	—	3,823

Balance at June 30, 2008	—	$—	43,108,349	$43	100	$—	$171,906	$(243,980)	$(236)	$(72,267)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2008

1.	ORGANIZATION

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise applications software and related services designed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate their complex business processes around the engagement, execution, and delivery of projects. Deltek’s software applications enable them to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, results of operations, and its cash flows for the six months ended June 30, 2008 and 2007. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. All references to June 30, 2008 or to the six months ended June 30, 2008 and 2007 in the notes to the condensed consolidated financial statements are unaudited.

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

Revenue Recognition

The Company’s revenues are generated primarily from four sources: licensing of its software products, providing maintenance and support for those products, providing consulting services for those products and hosting the Company’s annual user conference. Deltek’s consulting services consist primarily of implementation services, training and assessment, and design services. New license sales arrangements typically include both software licenses and maintenance and may also include consulting services. Consulting services are also regularly sold separately from other elements generally on a time-and-materials basis. The Company receives fees in connection with the annual user conference. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, as well as Technical Practice Aids issued by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

Other revenue includes fees collected for the Company’s annual user conference, which is typically held in the second quarter. Other revenue also includes the resale and sublicensing of third-party hardware and software products in connection with the software license and installation of the Company’s products, and is generally recognized upon delivery.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, in accordance with SFAS 109, a valuation allowance is required to be recognized if it is believed “more likely than not” that a deferred tax asset will not be fully realized. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The provisions of SFAS 123R apply to grants made after the adoption date, awards modified, repurchased or cancelled after the adoption date and existing grants which were partially unvested at that date. Compensation expense for grants outstanding on the date of adoption is recognized over the remaining service period using the grant date fair values and amortization methods determined previously for the pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

During the six months ended June 30, 2008, 970,815 new stock options were granted. The aggregate grant date fair value of options issued during the period was $6.3 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period. During the six months ended June 30, 2008, 35,423 stock options were exercised. The total intrinsic value of options exercised during the six months ended June 30, 2008 was approximately $225,000. In addition, the total cash received for options exercised during the same period was approximately $192,000. No stock options were exercised during the six months ended June 30, 2007.

During the six months ended June 30, 2008, 88,000 shares of restricted stock were granted. The aggregate grant date fair value was $1.1 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the four year vesting period. The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the price of the Company’s common stock at the date of the grant. The Company did not grant any restricted stock prior to February 2008.

During the six months ended June 30, 2008, the Company also issued 26,403 shares of common stock under the employee stock purchase plan.

The Company uses the Black-Scholes option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. For options granted during the six months ended June 30, 2008, the fair value of the Company stock on the date of grant was determined based upon the closing market value. Expected volatility was calculated based on the Company’s historical volatility and reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC simplified method” as described in SAB No. 107, Share Based Payments (“SAB 107”), which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if the Company’s estimates change based upon the actual amount of forfeitures.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	Six Months Ended June 30
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility	53.0%	50.0%
Risk-free interest rate	3.2%	4.7%
Expected life (in years)	6.24	6.23

Stock-based compensation expense is allocated to expense categories in the statements of operations. The following table summarizes stock-based compensation for stock options and restricted stock for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Included in cost of revenue:
Cost of consulting services	$281	$209	$635	$346
Cost of maintenance and support services	(378)	23	(132)	38

Total included in cost of revenue	(97)	232	503	384
Included in operating expenses:
Research and development	353	283	796	463
Sales and marketing	391	293	844	483
General and administrative	749	543	1,550	926

Total included in operating expenses	1,493	1,119	3,190	1,872

Total	$1,396	$1,351	$3,693	$2,256

Included in the above table is $59,000 and $0 of compensation expense related to restricted stock for the three months ended June 30, 2008 and 2007, respectively, and $88,000 and $0 related to the six months ended June 30, 2008 and 2007, respectively, with the remaining compensation expense related to stock options. During the second quarter of 2008, stock-based compensation expense was reduced by $793,000 for a change in estimate associated with stock option forfeitures that occurred during the current period.

The stock-based compensation expense recorded in 2008 related to stock options and restricted stock, and in 2007 related to stock options, accounted for as equity awards. The Company recognized $1.5 million and $889,000 of tax benefits related to the stock-based compensation expense recognized during the first six months of 2008 and 2007, respectively.

Compensation expense for the Employee Stock Purchase Program (the “ESPP”) is recognized in accordance with SFAS 123R. The weighted average assumptions used in the Black-Scholes option-pricing model to determine the weighted average fair value of $3.40 were as follows:

Six Months Ended June 30, 2008
Dividend yield	0.0%
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected life (in years)	0.5

The Company also recorded $63,000 and $0 of compensation expense during the three months ended June 30, 2008 and 2007, respectively, and $130,000 and $0 during the six months ended June 30, 2008 and 2007, respectively, related to the employee stock purchase program. There was no tax benefit recognized during the first six months of 2008 and 2007 for compensation expense related to the employee stock purchase plan.

Amortization Expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Included in cost of revenue:
Cost of software license fees	$255	$427	$685	$853
Cost of consulting services	20	16	39	16

Total included in cost of revenue	275	443	724	869
Included in operating expenses:	556	778	1,111	1,370

Total	$831	$1,221	$1,835	$2,239

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its consolidated results of operations and financial condition but does not believe there will be a material impact.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated results of operations and financial position, but does not believe there will be a material impact.

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

The aggregate purchase price was $5.9 million and included cash payments through June 30, 2008 of $4.4 million, common stock valued at $500,000, an accrual of $1.0 million associated with contingent consideration and direct acquisition costs of $91,000. The value of the 38,109 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As part of the acquisition, the Company is required to pay additional cash consideration of up to $1.0 million contingent on AIM consulting services revenue meeting specified levels by April 30, 2008. As of June 30, 2008, the Company has recorded a liability of $1.0 million representing the amount determinable beyond a reasonable doubt. This amount was paid in July 2008. The Company entered into retention arrangements with the two AIM shareholders totaling $500,000 if the individuals are employed on the one-year anniversary of the acquisition. This amount was expensed as the requisite services were provided, and was paid during the second quarter of 2008.

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

The aggregate purchase price, net of $602,000 in cash acquired, was $1.2 million and included cash payments through June 30, 2008 of $1.8 million. The Company has entered into retention arrangements with the two principal WSTP shareholders totaling $450,000 if the individuals are employed on the eighteen-month anniversary of the acquisition. This amount is being expensed as the requisite services are provided.

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

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Basic earnings per share computation:
Net income (A)	$5,423	$4,466	$9,444	$9,570

Weighted average common shares–basic (B)	43,104,045	39,439,983	43,080,900	39,424,238

Basic net income per share (A/B)	$0.13	$0.11	$0.22	$0.24

Diluted earnings per share computation:
Net income (A)	$5,423	$4,466	$9,444	$9,570

Shares computation:
Weighted average common shares–basic	43,104,045	39,439,983	43,080,900	39,424,238
Effect of dilutive stock options, restricted stock, and ESPP	1,139,475	1,715,196	1,285,100	1,605,339

Weighted average common shares–diluted (C)	44,243,520	41,155,179	44,366,000	41,029,577

Diluted net income per share (A/C)	$0.12	$0.11	$0.21	$0.23

The weighted average diluted shares outstanding for the three months ended June 30, 2008 and 2007 excluded 3,501,003 stock options and 61,000 stock options, respectively, as these stock options have an exercise price in excess of the average market price of the Company’s common stock during the period. The weighted average diluted shares outstanding for the six months ended June 30, 2008 and 2007 excluded 2,666,643 stock options and 431,250 stock options, respectively, as these stock options have an exercise price in excess of the average market price of the Company’s common stock during the period.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30 2008	December 31 2007
Prepaid rent	$610	$551
Prepaid software maintenance and royalties	1,715	1,314
Prepaid conferences and events	448	645
Prepaid insurance	233	804
Debt placement costs	792	793
Other	1,914	2,997

Total	$5,712	$7,104

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the six months ended June 30, 2008 (in thousands):

Balance as of January 1, 2008	$50,082
AIM acquisition	450
Foreign currency translation adjustments	81

Balance as of June 30, 2008	$50,613

The 2008 increase to goodwill associated with the AIM acquisition was due to the accrual of an additional $450,000 liability for contingent consideration. See Note 4 for additional information. The Company performed an annual impairment test for goodwill as of December 31, 2007 and determined that there was no impairment of goodwill. There have been no events or changes in circumstances that have occurred during the six months ended June 30, 2008 that indicate there is an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$12,350	$(6,710)	$5,636	$12,323	$(5,638)	$6,685
Developed software	7,535	(6,129)	1,410	7,535	(5,403)	2,132
Tradename and non-compete	322	(244)	78	322	(207)	115

Total	$20,207	$(13,083)	$7,124	$20,180	$(11,248)	$8,932

Unamortized Intangible Assets

Tradename	$4,200	$—	$4,200	$4,200	$—	$4,200

Total	$24,407	$(13,083)	$11,324	$24,380	$(11,248)	$13,132

Amortization expense for the six months ended June 30, 2008 and 2007 was $1.8 million and $2.2 million, respectively. The following table summarizes the estimated future amortization expense for the remaining six months of 2008 and years thereafter (in thousands):

Years Ending December 31
2008–remaining	$1,745
2009	2,389
2010	1,385
2011	960
2012	459
Thereafter	186

Total	$7,124

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the six months ended June 30, 2008.

8.	DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). The Credit Agreement provides for a $215.0 million term loan and a $30.0 million revolving credit facility that matures on April 22, 2010. The Credit Agreement accrues interest at 2.00% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO Rate”) for the term loan and 2.25% or 1.25% for the revolving credit facility, depending on the type of borrowing. The spread above the LIBO Rate decreases as the Company’s leverage ratio, as defined in the Credit Agreement, decreases. The amended Credit Agreement also continues to provide for mandatory prepayments of principal based on annual cash flow and leverage levels, as well as scheduled principal repayments of $498,000 each quarter through June 30, 2010. At the end of each of the three quarters ending September 30, 2010, December 31, 2010, March 31, 2011, and on April 22, 2011, a principal payment of $47.5 million is due.

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial and non-financial covenants, of which the Company was in compliance as of June 30, 2008.

At June 30, 2008 and December 31, 2007, there were no borrowings under the revolving credit facility. At June 30, 2008, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and total $1.9 million. These instruments reduce the Company’s available borrowings under the revolving credit facility. No amounts were outstanding under these instruments at June 30, 2008 or December 31, 2007.

Costs incurred in connection with securing the Credit Agreement were $7.1 million. The debt issuance costs are being amortized and reflected in “Interest Expense” over the lives of the loans.

At June 30, 2008 and December 31, 2007, the current portion of the unamortized debt issuance costs of $791,900 and $793,400, respectively, is reflected as “Prepaid and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $1.2 million and $1.6 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets.

Long-term debt consisted of the following (in thousands):

	June 30 2008	December 31 2007
Secured credit agreement
Term loan	$193,313	$193,313
Revolver	—	—

Total	193,313	193,313
Current portion of long-term debt	(1,493)	(498)

Long-term debt	$191,820	$192,815

9.	INCOME TAXES

In accordance with SFAS 109, the income tax provision for the six month period ended June 30, 2008 is based on the estimated annual effective tax rate for fiscal year 2008. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The Company’s effective tax rate for the six months ended June 30, 2008 was 45.1%.

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

The adoption of FIN 48 resulted in recording a liability of $269,000 for unrecognized tax benefits, $49,000 in accrued interest, and $46,000 for accrued penalties associated with various federal and state income tax matters related to the 2006 acquisition of WST Corporation. Furthermore, during 2007 the Company increased the liability $166,000 associated with certain research and development credits acquired from WST Corporation that did not meet the recognition thresholds as prescribed by FIN 48 and the Company increased the liability by $21,000 for additional interest accrued. These liabilities were recorded as an increase to goodwill in accordance with Emerging Issues Task Force No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”).

During the six months ended June 30, 2008, the Company established an additional liability of $189,000 associated with an uncertain tax position related to certain research and development credits acquired from WST Corporation and included in our tax provision but which do not meet the recognition thresholds as prescribed by FIN 48. The liability also increased $13,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At June 30, 2008, the Company has recorded a liability for interest and potential penalties of $83,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities.” In addition, prior to the effective date of SFAS 141R, any adjustments to the above described unrecognized tax benefits will affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, changes will be recorded as part of the income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2004. Currently, the Company is not under audit in any major jurisdictions.

10.	STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company’s Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. At the time of the 2005 recapitalization, there were 2,000,000 shares authorized with a par value of $0.001 per share. There were 100 shares issued and outstanding as part of the 2005 recapitalization transaction. In April 2007, in conjunction with the Company’s conversion from a Virginia to a Delaware corporation, the 100 shares of preferred stock were converted into Class A Common Stock. As of June 30, 2008, there were no shares of preferred stock outstanding.

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

In April 2007, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2007 Plan”) that provides for the ability of the Company to grant up to 1,840,000 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Dividend Equivalent Rights, Performance Units, Performance Shares, Performance-based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan shall be increased automatically on January 1 of each year commencing on January 1, 2008, in an amount up to 3% of the total number of shares of the Company issued and outstanding on December 31 of the immediately preceding calendar year unless otherwise reduced by the Board of Directors. Concurrent with the approval of the 2007 Plan, the 2005 Plan was terminated for purposes of future grants. Under the 2007 Plan, executive officers and holders of 100,000 or more shares of common stock, stock incentive awards or options can only, under the terms of the shareholders’ agreement applicable to them, sell in conjunction with an offering by New Mountain Capital until New Mountain Capital owns less than 15% of the Company’s outstanding capital stock. In addition, these individuals may be required by New Mountain Capital to participate in such a sale and to vote in favor of such a transaction if stockholder approval is required.

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2008 to June 30, 2008:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2008	6,327,424	$9.44

Options granted	970,815	12.17
Options forfeited	(614,556)	13.80
Options exercised	(35,423)	5.59

Options outstanding at June 30, 2008	6,648,260	$9.46

As of June 30, 2008, future compensation cost related to nonvested stock options not yet recognized in the income statement was $21.0 million and is expected to be recognized over an average period of 2.63 years. During the six months ended June 30, 2008, the Company granted 88,000 shares of restricted stock, with a weighted average grant date fair value of $12.98, of which 77,000 shares are expected to vest. During the six months ended June 30, 2008, there were 11,000 shares of restricted stock that were forfeited. As of June 30, 2008, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the income statement was $911,000 and is expected to be recognized over a period of 3.65 years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3 as Amended, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP 123(R)-3”). At June 30, 2008 there were 1,293,181 options available for future grant under the 2007 Plan.

Under the 2005 Plan, each option holder was required to execute a shareholder’s agreement, among other conditions, prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. In accordance with the shareholder’s agreement, stockholders which are party to the agreement are entitled to participate proportionately in an offering of common stock by New Mountain Capital. Stockholders can only sell in conjunction with such an offering by New Mountain Capital and not at any other time. If the number of shares of common stock which the option holder is entitled to sell in the offering exceeds the number of shares of common stock held by the option holder, any options held by the option holder (including unvested options) may be exercised to the extent of the excess. A stockholder may choose a combination of shares and options (if vested) in determining the securities the stockholder will sell in the public or private offering. Any unvested options may only be exercised to the extent there is an amount of securities that such stockholder may sell that has not been covered by shares or vested options. Options not sold in the offering continue to be subject to normal vesting requirements.

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

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of June 30, 2008 (dollars in thousands, except share data):

	Stock Options Exercisable	Stock Options Vested and Expected to Vest
Stock options outstanding	2,606,855	6,171,940
Weighted average exercise price	$6.36	$9.36
Aggregate intrinsic value	$6,413	$8,479
Weighted average remaining contractual life (in years)	7.61	8.23

Employee Stock Purchase Program—In April 2007, the Company’s Board of Directors adopted an Employee Stock Purchase Program (the “ESPP”) to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. The ESPP was effective when the Company completed an initial public offering of its common stock. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower. In March 2008, employees purchased 26,403 shares under this plan at a weighted average share price of $11.57. Compensation expense for the three and six months ended June 30, 2008 was approximately $63,000 and $130,000, respectively. As of June 30, 2008 there were 723,597 shares available under the plan.

12.	RELATED-PARTY TRANSACTIONS

Pursuant to the recapitalization agreement, New Mountain Capital is entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of an initial public offering. The Company therefore did not incur any advisory fees in the three or six months ended June 30, 2008. In the three and six months ended June 30, 2007, the Company incurred $125,000 and $250,000 in advisory fees, respectively.

New Mountain Capital is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In November 2007, the Company incurred a $1.1 million transaction fee to New Mountain Capital in connection with our initial public offering. In the first six months of 2008 and 2007, the Company did not incur any transaction fees to New Mountain Capital.

13.	RESTRUCTURING CHARGE

Severance and Benefits

During the second quarter of 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure. As a result of this plan, the Company recorded a charge of $986,000 for severance and severance-related costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). As of June 30, 2008, the Company had a remaining liability of $495,000 as a result of the charge for severance and severance-related costs. This amount is reflected as “Accounts Payable and Accrued Expenses” in the consolidated balance sheet and is expected to be paid over the next six months.

Facilities

During the second quarter of 2008, the Company recorded charges totaling $66,000 relating to the closure of one office location and the reduction of space at a second office location. All amounts related to these facilities charges have been paid as of June 30, 2008.

Restructuring activities for the six months ended June 30, 2008 were as follows:

	Severance & Benefits	Facilities	Total
Restructuring liability as of January 1, 2008	$—	$—	$—

Restructuring charge
First quarter	—	—	—
Second quarter	986	66	1,052

Total restructuring charge	986	66	1,052
Cash payments	(491)	(66)	(557)

Restructuring liability as of June 30, 2008	$495	$—	$495

14.	COMMITMENTS AND CONTINGENCIES

Office Space Leases—The Company leases office space under noncancelable operating leases. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $3.7 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively. The Company does not sublease any of its leased space.

The following table summarizes future minimum operating lease payments for the remaining six months of 2008 and the years thereafter (in thousands):

Years Ending December 31
2008–remaining	$3,515
2009	7,111
2010	6,786
2011	5,531
2012	1,315
Thereafter	—

Total	$24,258

Other Matters—The Company was involved in a claim and legal proceeding arising from its normal operations. On March 20, 2008, the parties resolved all issues between them, and on April 8, 2008, the suit was dismissed.

At June 30, 2008, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and total $1.9 million. No amounts were outstanding under these instruments at June 30, 2008 or December 31, 2007.

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

15.	SEGMENT INFORMATION

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

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues were generated from sales outside of the United States for the six months ended June 30, 2008 and 2007. As of June 30, 2008 and December 31, 2007, the Company had $1.7 million and $1.5 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2008 or 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

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

With our software applications, project-focused organizations can better measure business results, optimize performance and streamline operations, and win new business. As of June 30, 2008, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition

•	Stock-Based Compensation

•	Income Taxes

•	Allowances for Doubtful Accounts Receivable

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$22.1	$18.8	$3.3	18	$39.1	$38.6	$0.5	1
Consulting services	22.3	19.8	2.5	13	46.6	38.3	8.3	22
Maintenance and support services	28.3	25.4	2.9	11	56.4	49.4	7.0	14
Other revenues	4.6	4.3	0.3	7	4.6	4.5	0.1	2

Total revenues	$77.3	$68.3	$9.0	13	$146.7	$130.8	$15.9	12

COST OF REVENUES:
Cost of software license fees	$1.7	$2.0	$(0.3)	(15)	$3.3	$4.2	$(0.9)	(21)
Cost of consulting services	19.2	17.9	1.3	7	39.4	33.4	6.0	18
Cost of maintenance and support services	4.8	3.9	0.9	23	10.4	7.7	2.7	35
Cost of other revenues	4.9	4.8	0.1	2	5.1	5.0	0.1	2

Total cost of revenues	$30.6	$28.6	$2.0	7	$58.2	$50.3	$7.9	16

GROSS PROFIT	$46.7	$39.7	$7.0	18	$88.5	$80.5	$8.0	10

OPERATING EXPENSES:
Research and development	$11.6	$10.5	$1.1	10	$22.9	$20.7	$2.2	11
Sales and marketing	13.4	10.1	3.3	33	25.7	20.6	5.1	25
General and administrative	8.4	7.2	1.2	17	15.9	14.3	1.6	11
Restructuring charge	1.1	—	1.1	100	1.1	—	1.1	100

Total operating expenses	$34.5	$27.8	$6.7	24	$65.6	$55.6	$10.0	18

INCOME FROM OPERATIONS	$12.2	$11.9	$0.3	3	$22.9	$24.9	$(2.0)	(8)
Interest income	0.2	0.1	0.1	100	0.5	0.2	0.3	150
Interest expense	(2.5)	(4.6)	2.1	(46)	(6.0)	(9.2)	3.2	(35)
Other expense, net	(0.2)	(0.1)	(0.1)	100	(0.2)	—	(0.2)	100

INCOME BEFORE INCOME TAXES	10.0	7.4	2.6	35	17.2	15.8	1.4	9
Income tax expense	4.5	2.9	1.6	55	7.8	6.2	1.6	26

NET INCOME	$5.4	$4.5	$0.9	20	$9.4	$9.6	$(0.2)	(2)

Revenues

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$22.1	$18.8	$3.3	18	$39.1	$38.6	$0.5	1
Consulting services	22.3	19.8	2.5	13	46.6	38.3	8.3	22
Maintenance and support services	28.3	25.4	2.9	11	56.4	49.4	7.0	14
Other revenues	4.6	4.3	0.3	7	4.6	4.5	0.1	2

Total revenues	$77.3	$68.3	$9.0	13	$146.7	$130.8	$15.9	12

Software License Fees

Our software applications are generally licensed to end-user customers under perpetual license agreements. We sell our software applications to end-user customers mainly through our direct sales force as well as indirectly through our network of alliance partners and resellers. The timing of the sales cycle for our products varies in length based upon a variety of factors, including the size of the customer, the product being sold and whether the customer is a new or existing customer. We primarily compete on product features, functionality and the needs of our customers within our served markets, with price generally a lesser consideration. The pricing for our products has remained stable, requiring infrequent changes in our pricing strategies.

Software license fee revenues increased $3.3 million, or 18%, to $22.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. During the second quarter of 2008, software license fee revenues from our Vision product family increased $1.6 million, while software license fee revenues from our Costpoint and GCS Premier product families increased $1.5 million compared to the second quarter of 2007. These increases in software license fee revenues were attributable to revenues generated from sales to new Vision customers as well as existing customers upgrading to our Vision product, and strong demand in the government contracting market. Software license fee revenues from our enterprise project management (“EPM”) products increased by $0.2 million in the second quarter of 2008 compared to the second quarter of 2007.

Software license fee revenues increased $0.5 million, or 1%, to $39.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase in software license fee revenues was the result of growth in our EPM product family of $0.8 million, offset by decreases in software license fee revenues related to our Costpoint and GCS Premier product families, and Vision product family, of $0.2 million and $0.1 million, respectively.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis. Our overall consulting services revenues increase and decrease principally as the number and size of customer engagements change and customers engage our resources as a result of our license sales.

Consulting services revenues increased $2.5 million, or 13%, to $22.3 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was the result of a $2.0 million increase in software implementation related services revenue and a $0.5 million increase in training and education related services revenue during the second quarter of 2008 compared to the second quarter of 2007. The $2.0 million increase in total software implementation related services includes $0.4 million of revenue associated with our acquisition of AIM in April 2007. Excluding revenue associated with the AIM acquisition, our services revenue increased $1.6 million, or 10%, driven by demand for services from new and existing customers.

Our software implementation related services accounted for 92% of consulting services revenues for the three months ended June 30, 2008, compared to 94% for the same period in 2007.

Our training and education related services accounted for $1.8 million of total consulting services revenues during the three months ended June 30, 2008 compared to $1.3 million for the three months ended June 30, 2007.

Consulting services revenues increased $8.3 million, or 22%, to $46.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was the result of a $7.5 million increase in software implementation related services revenue and a $0.8 million increase in training and education related services revenue during the six months ended June 30, 2008 compared to the same period in 2007. Software implementation related services revenue was $43.1 million of consulting services revenues during the six months ended June 30, 2008 compared to $35.6 million during the six months ended June 30, 2007, accounting for 93% of consulting services revenue in both periods. The increase of $7.5 million includes $2.3 million associated with the 2007 acquisition of AIM. Excluding the AIM acquisition, software implementation related services revenues increased $5.2 million, or 15%, driven by our growth in license sales as well as a non-recurring success fee of approximately $0.5 million earned by the Company during the first quarter of 2008.

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

Maintenance revenues increased $2.9 million, or 11%, to $28.3 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Maintenance revenues from our Vision product family increased $1.2 million, and maintenance revenues from our Costpoint and GCS Premier product families increased by $1.0 million combined. Maintenance revenues from our EPM products increased by $0.7 million. These increases were driven by our sales of new software licenses and renewals of maintenance agreements in our installed base of customers, plus the annual price escalations for our maintenance services. These increases are reduced by the impact of customer cancellations.

Maintenance revenues increased $7.0 million, or 14%, to $56.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase is across all of our product families with $3.2 million attributable to our Vision product family, $2.6 million attributable to our Costpoint and GCS Premier product families combined, and $1.2 million attributable to EPM products.

Other Revenues

Our other revenues consist of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the three months ended June 30, 2008, other revenues increased to $4.6 million from $4.3 million for the three months ended June 30, 2007 as a result of higher user conference revenues associated with higher conference attendance in the current year. For the six months ended June 30, 2008, other revenues increased to $4.6 million from $4.5 million compared to the same period in the prior year as a result of higher user conference revenues offset by a decrease in third-party hardware and software revenue.

Cost of Revenues

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.7	$2.0	$(0.3)	(15)	$3.3	$4.2	$(0.9)	(21)
Cost of consulting services	19.2	17.9	1.3	7	39.4	33.4	6.0	18
Cost of maintenance and support services	4.8	3.9	0.9	23	10.4	7.7	2.7	35
Cost of other revenues	4.9	4.8	0.1	2	5.1	5.0	0.1	2

Total cost of revenues	$30.6	$28.6	$2.0	7	$58.2	$50.3	$7.9	16

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.3 million, or 15%, to $1.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was primarily the result of a reduction in amortization of purchased intangible software assets in the current period related to an acquired intangible asset which finished amortizing during the first quarter of 2008. In addition, there was a decrease of $0.1 million during the three months ended June 30, 2008 as a result of a previously capitalized software product that became fully amortized in the prior year, resulting in no current period expense.

Cost of software license fees for the six months ended June 30, 2008 decreased by $0.9 million, or 21%, to $3.3 million compared to the same period in the prior year, primarily as a result of a $0.6 million decrease in third-party royalty expense due to lower license sales in the first three months of 2007. Additionally, there was a decrease of $0.3 million in amortization of purchased intangible software assets related to an acquisition made in 2006 and amortization of capitalized software due to a product that became fully amortized in the prior year.

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

Cost of consulting services increased $1.3 million, or 7%, to $19.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The primary driver of this increase was labor, related benefits, bonus, and stock-based compensation expense, which together grew by $1.7 million. This increase was associated with the acquisition of AIM as well as the addition of headcount to support the Company’s consulting services organization. The remaining increase is primarily associated with $0.2 million in additional travel costs, and was partially offset by a decrease of $0.4 million in subcontractor and third-party labor expenses in the current period.

For the six months ended June 30, 2008 cost of consulting services was $39.4 million, an increase of $6.0 million, or 18%, when compared to the same period in the prior year. Increases in labor and related benefits, bonus, and stock-based compensation resulted in a $5.7 million increase. Offsetting these costs was a decrease in expenses associated with the use of subcontractors and third-party labor of $0.5 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as we reduced our reliance on subcontractors to meet short-term demands and newly-hired additional headcount became billable. The balance of the remaining increase is principally the result of increased travel costs related to the services organization in the current period.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $0.9 million, or 23%, to $4.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was driven by additional support headcount, required to meet the greater demand for maintenance services, related benefits, and third-party maintenance expense related to maintenance support that we provide on third-party products which are embedded and sold along with our products, which together increased by $1.3 million. Offsetting these increases was a decrease of $0.4 million in stock-based compensation in the current period.

Cost of maintenance services increased $2.7 million, or 35%, to $10.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily the result of labor expense, related benefits, and third-party maintenance expense, which together increased by $2.7 million.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. Cost of other revenues remained flat for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, as higher costs associated with our annual user conference were offset by lower costs of third-party equipment and software for these periods.

Operating Expenses

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$11.6	$10.5	$1.1	10	$22.9	$20.7	$2.2	11
Sales and marketing	13.4	10.1	3.3	33	25.7	20.6	5.1	25
General and administrative	8.4	7.2	1.2	17	15.9	14.3	1.6	11
Restructuring charge	1.1	—	1.1	100	1.1	—	1.1	100

Total operating expenses	$34.5	$27.8	$6.7	24	$65.6	$55.6	$10.0	18

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $1.1 million, or 10%, to $11.6 million for the three month period ended June 30, 2008 compared to the same period in 2007. The principal driver was an increase of $1.4 million in labor and labor-related benefits, and stock-based compensation to support product development activities.

For the six months ended June 30, 2008 research and development expenses increased by $2.2 million, or 11%, to $22.9 million when compared to the same period in 2007. The increase is primarily attributable to a $2.8 million increase in labor and labor-related costs, as well as stock-based compensation and expenses associated with our development organization in the Philippines. Partially offsetting these costs was a decrease of $0.5 million in third-party costs to support new release development.

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

Sales and marketing expenses increased by $3.3 million, or 33%, to $13.4 million for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. The increase was driven by additional labor, related benefits costs, commissions and stock-based compensation expense of $3.2 million, primarily associated with increased headcount in our sales force and higher license sales from the second quarter of 2007 as compared to the second quarter of 2008. At June 30, 2008, our sales and marketing headcount was approximately 190, compared to approximately 160 at June 30, 2007. Partially offsetting these increases were decreases of $0.3 million related to third-party labor expenses, amortization of purchased intangibles and training fees.

For the six months ended June 30, 2008 sales and marketing expenses increased by $5.1 million, or 25%, to $25.7 million when compared to the same period in 2007. The increase is attributable to increased sales labor and related costs as we continue to expand our sales organization as well as increased commissions attributable to higher license sales.

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

General and administrative expenses increased by $1.2 million, or 17%, to $8.4 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Increases in labor and labor-related costs, stock compensation, severance costs, insurance and franchise tax costs, professional services and various other expenses together grew by $1.7 million. These increases were partially offset by reductions in third-party costs associated with identifying and remediating internal control weaknesses as well as no advisory fees paid to New Mountain Capital in 2008.

For the six months ended June 30, 2008, general and administrative expenses increased $1.6 million, or 11%, to $15.9 million when compared to the same period in 2007. The increases reflect additional labor and labor-related benefits, stock-based compensation expense, insurance, franchise tax costs, and audit fees.

Restructuring Charge

In an effort to realign the Company’s cost structure and to account for the consolidation of excess office space, we recorded a $1.1 million restructuring charge in the three months ended June 30, 2008. The charge included $1.0 million for severance and severance-related costs for approximately 50 employees. The charge also included $0.1 million for facilities related expenses, associated with closure of one office location and a reduction in space at a second location, and offset by a reduction in existing deferred rent liabilities.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income did not fluctuate significantly during the three or six months ended June 30, 2008 when compared with the three or six months ended June 30, 2007.

Interest Expense

	Three Months Ended June 30				Six Months Ended June 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$2.5	$4.6	$(2.1)	(46)	$6.0	$9.2	$(3.2)	(35)

Interest expense decreased by $2.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and by $3.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease resulted from lower debt in the three and six months ended June 30, 2008, following debt repayments of $42.6 million in the fourth quarter of 2007 using proceeds from the initial public offering, as well as the impact of more favorable interest rates during the same periods in 2008.

Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(dollars in millions)		(dollars in millions)
Income tax expense	$4.5	$2.9	$7.8	$6.2

Income tax expense increased to $4.5 million for the three months ended June 30, 2008 from $2.9 million for the three months ended June 30, 2007. As a percentage of pre-tax income, income tax expense was 45.5% and 39.3% for the three months ended June 30, 2008 and 2007, respectively. The increase in expense for the second quarter of 2008 compared to the second quarter of 2007 is primarily the result of higher pre-tax income along with the increase in the effective rate. Income tax expense for the six months ended June 30, 2008 increased to $7.8 million compared to $6.2 million for the six months ended June 30, 2007. As a percentage of pre-tax income, income tax expense was 45.1% and 39.2% for the six months ended June 30, 2008 and 2007, respectively. The increase in tax expense is primarily the result of the increase in pre-tax income along with the increase in the effective rate. The increase in the effective rate is primarily the result of increased losses in foreign subsidiaries for which we are unable to recognize the tax benefit in the current period.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 resulted in a $0.4 million liability associated with various federal and state income tax matters related to the acquisition of Welcom during 2006. The liability was recorded as an increase to goodwill. During the year ended December 31, 2007, the liability increased $0.2 million due to the expected utilization of research and development credits acquired from Welcom. During the six months ended June 30, 2008, the Company established an additional liability of $0.2 million associated with certain research and development credits acquired from Welcom that did not meet the recognition thresholds as prescribed by FIN 48. For further information, see Note 9, Income Taxes, of our condensed consolidated financial statements contained elsewhere in this Quarterly Report. Prior to the effective date of SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), any adjustments to the unrecognized tax benefits will affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, changes will be recorded as part of the income tax expense. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

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

Term loans under the Credit Agreement accrue interest at 2.00% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”). Amounts outstanding under the revolving credit facility accrue interest at 2.25% above the LIBO rate. The spread above the LIBO rate decreases as our leverage ratio, as defined in the Credit Agreement, decreases and as we achieve specified credit ratings. At our option, the interest rate on loans under the Credit Agreement may be based on an alternative base rate (the “ABR Rate,” which is, in effect, the “prime” rate). Margins over ABR are 1.00% less than the margins over the LIBO rate. Election of the LIBO rate has provided us with the lowest possible effective interest expense. We pay a commitment fee of 0.50% per year on the unused amount of our revolving credit facility.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

Covenant Requirement	Calculation	As of June 30, 2008		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.50 to 1.00	5.10	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	1.59	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.75 to 1.00	2.67	Less than 3.25 to 1.00 effective January 1, 2009

The Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of June 30, 2008, we were in compliance with all covenants related to our Credit Agreement.

Based on our expectations of our future performance we believe that we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

In 2005, debt issuance costs incurred in connection with the Credit Agreement and the debentures were approximately $5.8 million. In 2006, the costs incurred in connection with the addition to the term loan were $1.3 million. We incurred no debt issuance costs in 2007 or in the first six months of 2008. The debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At June 30, 2008, $0.8 million of unamortized debt issuance costs remained in “prepaid expenses and other current assets” and $1.2 million was reflected in “other assets” on the consolidated balance sheet. During the six months ended June 30, 2008 and 2007, $0.4 million of costs were amortized and reflected in interest expense for both periods.

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

The cost of our acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings were repaid in subsequent periods with available cash provided by operating activities as well as with proceeds from our initial public offering. At June 30, 2008, we had no borrowings under our revolving credit facility.

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

Analysis of Cash Flows

For the six months ended June 30, 2008, net cash provided by operating activities was $19.9 million, compared to $13.2 million provided during the comparable period of 2007. The increase of $6.7 million was primarily related to collection of customer payments which were offset by higher cash payments for taxes and other expenses in the current period. During the second quarter of 2008, cash flows from operating activities were impacted by cash payments of $557,000 for severance and other related costs associated with the restructuring charge recorded by the Company during this period. The remaining accrued liability of $495,000 is expected to be paid within the next six months.

Net cash used in investing activities was $4.6 million for the six months ended June 30, 2008 compared to $9.2 million during the comparable period of 2007. Our use of cash in the first six months of 2008 was primarily related to purchase of property and equipment, while the comparable period in 2007 included $5.3 million for the acquisitions of AIM and WSTP, as well as $3.5 million for purchase of property and equipment.

Net cash provided by financing activities was $281,000 for the six months ended June 30, 2008 compared to net cash used for financing activities of $8.3 million during the comparable period of 2007. Cash from financing activities in the first six months of 2008 was primarily related to proceeds from issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises. During the first six months of 2007, the Company’s cash flows from financing were impacted by our net borrowings of $3.6 million and our payment of $4.8 million related to the redemption of stock and shareholder payments related to the Company’s 2005 recapitalization.

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

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of debt obligations and commitments under facilities and operating leases. We generally do not enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of June 30, 2008:

	Payments Due By December 31,
Contractual Obligations	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
Term loan	$193,313	$498	$1,991	$95,910	$94,914	$—	$—
Operating leases	24,258	3,515	7,111	6,786	5,531	1,315	—
Liability for redemption of stock in recapitalization	569	569	—	—	—	—	—
Other tax liabilities	753	—	—	—	—	—	753

The table above does not include interest payments with respect to outstanding loans, which are variable and therefore fluctuate with interest rate fluctuations. Based on the variable rate debt outstanding as of June 30, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during the remainder of 2008 and 2009.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

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

Newly Adopted and Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its consolidated results of operations and financial condition but does not believe there will be a material impact.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated results of operations and financial position, but does not believe there will be a material impact.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money-market accounts on a short-term basis and contains no significant investments in auction rate securities. At June 30, 2008, we had $32.9 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of June 30, 2008, we had approximately $193.3 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of June 30, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of June 30, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $329,000 on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso, and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the six months ended June 30, 2008 or 2007. To date, exchange rate fluctuations have had little impact on our operating results and cash flows given our limited international presence.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management has performed an evaluation of internal control over financial reporting and, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2008, identified material weaknesses. While we have made progress towards remediating these weaknesses, we have not yet finalized our remediation activities and the testing of the effectiveness of our remediation activities, and accordingly our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

In light of the foregoing, we have performed additional substantive procedures with respect to our consolidated financial statements as of and for the six month period ended June 30, 2008. Accordingly, our management believes that such consolidated financial statements are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008, we have been engaged in a program to evaluate and improve the effectiveness of our system of internal control over financial reporting. During the quarter ended June 30, 2008, there were no material changes to our internal control over financial reporting.

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

The Company’s 2008 Annual Meeting of Stockholders was held on May 27, 2008 at the Company’s headquarters in Herndon, Virginia. As described in the Company’s Proxy Statement for 2008 Annual Meeting of Stockholders, the following actions were taken:

•	The nine nominees for director were elected to serve for the ensuing year and until their successors are duly elected and qualified; and

•	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified.

The votes were as follows:

Election of Directors:

	For	Withheld/ Against	Abstain
Kevin T. Parker	39,052,220	2,350,176	1,000
Alok Singh	39,021,724	2,380,405	1,267
Michael B. Ajouz	39,071,852	2,330,277	1,267
Nanci E. Caldwell	41,041,641	360,488	1,267
Kathleen deLaski	39,038,249	2,363,880	1,267
Joseph M. Kampf	39,078,415	2,323,714	1,267
Steve B. Klinksy	39,071,727	2,330,402	1,267
Albert A. Notini	39,067,533	2,334,596	1,267
Janet A. Perna	41,063,998	338,131	1,267

Ratification of Appointment of Independent Registered Public Accounting Firm:

	For	Withheld/ Against	Abstain	Broker Non-Votes
Appointment of Deloitte & Touche LLP	41,379,796	23,600	0	0

Item 5.	OTHER INFORMATION

On August 13, 2008, the Company’s Board of Directors appointed Tom Manley to the Board. In addition, Mr. Manley was appointed as chairman of the Audit Committee beginning August 16, 2008. Mr. Manley, age 50, has been the Chief Financial Officer of Avaya Inc., a global provider of business communications applications, systems and services, since July 2008. From 2001 to July 2008, Mr. Manley was the Chief Financial Officer and Senior Vice President, Administration of Cognos ULC (an IBM company), a provider of business intelligence and performance management solutions. Before joining Cognos, Mr. Manley spent 18 years with Nortel Networks, most recently as Chief Financial Officer for the High Performance Optical Component Solutions Group. Mr. Manley received his B.S. in engineering from Carleton University in Ottawa, Canada. He received his M.B.A from Queen’s University in Ottawa, Canada.

Mr. Manley will receive as cash compensation a pro-rated portion of the standard $50,000 annual director retainer and a pro-rated portion of the standard $20,000 Audit Committee chair retainer for his service through the next annual meeting of stockholders. In addition, Mr. Manley received a stock option grant to purchase 20,000 shares of our common stock at a per share exercise price of $7.40 (which vests 25% per year) in connection with his initial appointment as a director.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.89	Separation Agreement and Release, dated May 16, 2008, between Deltek, Inc. and James Reagan.*

10.90	Letter Agreement, dated May 16, 2008, by and among Deltek, Inc., the New Mountain entities and James Reagan.*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on May 15, 2008 with the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: August 14, 2008	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer

DELTEK, INC.

Dated: August 14, 2008	By:	/s/ MARK WABSCHALL
Mark Wabschall
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.89	Separation Agreement and Release, dated May 16, 2008, between Deltek, Inc. and James Reagan.*

10.90	Letter Agreement, dated May 16, 2008, by and among Deltek, Inc., the New Mountain entities and James Reagan.*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on May 15, 2008 with the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2008.