Form 10-Q
period 2008-09-30
DELTEK, INC
filed 2008-11-14
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock, par value $0.001 per share and Class A common stock, par value $0.001, of the registrant outstanding as of November 10, 2008 was 43,175,070 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30 2008	December 31 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,160	$17,091
Accounts receivable, net of allowance of $2,564 and $2,866 at September 30, 2008 and December 31, 2007, respectively	47,803	55,663
Deferred income taxes	4,922	5,027
Prepaid expenses and other current assets	5,477	7,104
Income taxes receivable	2,308	—

TOTAL CURRENT ASSETS	88,670	84,885
PROPERTY AND EQUIPMENT, NET	14,946	13,575
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	1,685	2,399
LONG-TERM DEFERRED INCOME TAXES	3,794	354
INTANGIBLE ASSETS, NET	18,828	13,132
GOODWILL	57,529	50,082
OTHER ASSETS	2,540	3,253

TOTAL ASSETS	$187,992	$167,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$1,991	$498
Accounts payable and accrued expenses	29,868	33,310
Accrued liability for redemption of stock in recapitalization	569	569
Deferred revenues	22,083	22,046
Income taxes payable	—	729

TOTAL CURRENT LIABILITIES	54,511	57,152
LONG-TERM DEBT	191,322	192,815
OTHER TAX LIABILITIES	925	551
OTHER LONG-TERM LIABILITIES	3,070	3,350

TOTAL LIABILITIES	249,828	253,868
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 43,175,070 and 43,046,523 shares at September 30, 2008 and December 31, 2007, respectively	43	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	174,699	167,527
Accumulated deficit	(235,955)	(253,424)
Accumulated other comprehensive deficit	(623)	(334)

TOTAL STOCKHOLDERS’ DEFICIT	(61,836)	(86,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$187,992	$167,680

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(unaudited)
REVENUES:
Software license fees	$18,508	$21,350	$57,647	$59,999
Consulting services	23,060	22,776	69,650	61,046
Maintenance and support services	29,324	26,088	85,675	75,463
Other revenues	58	190	4,697	4,719

Total revenues	70,950	70,404	217,669	201,227

COST OF REVENUES:
Cost of software license fees	1,672	1,773	4,939	6,003
Cost of consulting services	18,277	19,347	57,632	52,763
Cost of maintenance and support services	5,438	4,428	15,864	12,177
Cost of other revenues	39	175	5,146	5,187

Total cost of revenues	25,426	25,723	83,581	76,130

GROSS PROFIT	45,524	44,681	134,088	125,097

OPERATING EXPENSES:
Research and development	11,761	10,960	34,710	31,653
Sales and marketing	13,637	11,604	39,353	32,201
General and administrative	8,753	7,381	24,693	21,724
Restructuring (benefit) charge	(61)	—	991	—

Total operating expenses	34,090	29,945	99,747	85,578

INCOME FROM OPERATIONS	11,434	14,736	34,341	39,519
Interest income	168	32	618	200
Interest expense	(2,454)	(4,740)	(8,408)	(13,973)
Other (expense) income, net	(60)	(30)	(261)	5

INCOME BEFORE INCOME TAXES	9,088	9,998	26,290	25,751
Income tax expense	1,063	4,174	8,821	10,357

NET INCOME	$8,025	$5,824	$17,469	$15,394

EARNINGS PER SHARE
Basic	$0.19	$0.15	$0.41	$0.39

Diluted	$0.18	$0.14	$0.39	$0.37

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	43,135	39,450	43,099	39,433

Diluted weighted average shares	44,154	41,102	44,347	41,054

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,469	$15,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,000	1,251
Depreciation and amortization	7,143	6,959
Amortization of debt issuance costs	595	657
Write down of acquired in process research and development	290	—
Stock-based compensation expense	5,925	3,876
Employee stock purchase plan expense	234	—
Restructuring charge, net	63	—
Loss on disposal of fixed assets	346	214
Deferred income taxes	(2,455)	(1,624)
Changes in assets and liabilities:
Accounts receivable, net	6,907	(5,259)
Prepaid expenses and other assets	1,555	(1,265)
Accounts payable and accrued expenses	(2,638)	(946)
Income taxes payable/receivable	(3,092)	(1,577)
Excess tax benefit from stock option exercises	(71)	—
Other tax liabilities	374	22
Other long-term liabilities	(456)	(817)
Deferred revenues	(166)	(4,760)

Net Cash Provided by Operating Activities	33,023	12,125

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(17,424)	(5,947)
Purchase of property and equipment	(5,000)	(6,004)
Capitalized software development costs	(261)	(412)

Net Cash Used in Investing Activities	(22,685)	(12,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	87
Proceeds from exercise of stock options	230	—
Excess tax benefit from stock option exercises	71	—
Proceeds from issuance of stock under employee stock purchase plan	712	—
Offering costs paid for 2007 sale of common stock in initial public offering	(275)	(2,802)
Redemption of stock and stockholder payments in recapitalization	—	(4,780)
Proceeds from the issuance of debt	—	20,000
Repayment of debt	—	(14,612)

Net Cash Provided by (Used in) Financing Activities	738	(2,107)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7)	84

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,069	(2,261)
CASH AND CASH EQUIVALENTS––Beginning of period	17,091	6,667

CASH AND CASH EQUIVALENTS––End of period	$28,160	$4,406

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Nine Months Ended September 30
	2008	2007
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Stock issued for acquisitions	$—	$500

Accrued liability for acquisition of business	$—	$156

Accrued liability for purchases of property and equipment	$275	$303

Accrued liability for public offering transaction costs	$—	$2,086

Cash paid during the period for:
Interest	$9,078	$13,388

Income taxes	$13,886	$13,303

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
	(unaudited)
Balance at January 1, 2007	100	$—	39,405,993	$39	—	$—	$112,350	$(275,943)	$(511)	$(164,065)

Net income	—	—	—	—	—	—	—	22,519	—	22,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	177	177

Comprehensive income										22,696
Sale of common stock	—	—	6,115	—	—	—	87	—	—	87
Stock issued for acquisitions	—	—	38,109	—	—	—	500	—	—	500
Sale of common stock in initial public offering	—	—	3,009,475	3	—	—	42,713	—	—	42,716
Stock options exercised	—	—	586,831	1	—	—	3,949	—	—	3,950
Tax benefit on stock options exercised	—	—	—	—	—	—	1,759	—	—	1,759
Stock compensation	—	—	—	—	—	—	6,169	—	—	6,169
Conversion of preferred stock to Class A common stock	(100)	—	—	—	100	—	—	—	—	—

Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	17,469	—	17,469
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(289)	(289)

Comprehensive income										17,180
Issuance of common stock under the employee stock purchase plan	—	—	82,736	—	—	—	712	—	—	712
Stock options exercised	—	—	45,811	—	—	—	230	—	—	230
Tax benefit on stock options exercised	—	—	—	—	—	—	71	—	—	71
Stock compensation	—	—	—	—	—	—	6,159	—	—	6,159

Balance at September 30, 2008	—	$—	43,175,070	$43	100	$—	$174,699	$(235,955)	$(623)	$(61,836)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2008

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, results of operations, and its cash flows for the nine months ended September 30, 2008 and 2007. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. All references to September 30, 2008 or to the nine months ended September 30, 2008 and 2007 in the notes to the condensed consolidated financial statements are unaudited.

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

During the nine months ended September 30, 2008, 1,079,815 new stock options were granted. The aggregate grant date fair value of options issued during the period was $6.8 million, which will be recognized as expense over the requisite service period of the options, which is also the vesting period. Stock options exercised during the nine months ended September 30, 2008, were 45,811. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was approximately $269,000. In addition, the total cash received for options exercised during the same period was approximately $230,000. No stock options were exercised during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, the Company granted 88,000 shares of restricted stock. The aggregate grant date fair value was $1.1 million, which will be recognized on a straight-line basis as expense over the requisite service period of the awards, which is also the four year vesting period. The Company’s restricted stock grants are accounted for as equity awards. The grant date fair value is based on the price of the Company’s common stock at the date of the grant. The Company did not grant any restricted stock prior to February 2008.

During the nine months ended September 30, 2008, the Company also issued 82,736 shares of common stock under the employee stock purchase plan (the “ESPP”). Total proceeds related to the issuance of these shares was $712,000.

The Company uses the Black-Scholes option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. For options and the ESPP shares granted during the nine months ended September 30, 2008, the fair value of the Company stock on the date of grant was determined based upon the closing market value. Expected volatility was calculated based on the Company’s historical volatility and reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC simplified method” as described in SAB No. 107, Share Based Payments (“SAB 107”), which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if the Company’s estimates change based upon the actual amount of forfeitures.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	Nine Months Ended September 30
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility	54.0%	50.0%
Risk-free interest rate	2.8%-3.6%	4.5%-5.1%
Expected life (in years)	6.24	6.23

Stock-based compensation expense is allocated to expense categories in the statements of operations. The following table summarizes stock-based compensation for stock options and restricted stock for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Included in cost of revenue:
Cost of consulting services	$352	$306	$987	$652
Cost of maintenance and support services	47	42	(85)	80

Total included in cost of revenue	399	348	902	732
Included in operating expenses:
Research and development	435	347	1,231	810
Sales and marketing	479	333	1,323	815
General and administrative	919	592	2,469	1,519

Total included in operating expenses	1,833	1,272	5,023	3,144

Total	$2,232	$1,620	$5,925	$3,876

Included in the above table is $62,000 and $0 of compensation expense related to restricted stock for the three months ended September 30, 2008 and 2007, respectively, and $151,000 and $0 related to the nine months ended September 30, 2008 and 2007, respectively, with the remaining compensation expense related to stock options. During the second quarter of 2008, stock-based compensation expense was reduced by $793,000 for a change in estimate associated with stock option forfeitures that occurred during the second quarter.

The stock-based compensation expense recorded in 2008 related to stock options and restricted stock, and in 2007 related to stock options, accounted for as equity awards. The Company recognized $2.3 million and $1.5 million of tax benefits related to the stock-based compensation expense recognized during the first nine months of 2008 and 2007, respectively.

Compensation expense for the ESPP is recognized in accordance with SFAS 123R. The weighted average assumptions used in the Black-Scholes option-pricing model to determine the weighted average fair value of $3.04 for the nine months ended September 30, 2008 were as follows:

Nine Months Ended September 30, 2008
Dividend yield	0.0%
Expected volatility	53.0%
Risk-free interest rate	2.2%
Expected life (in years)	0.4

The Company also recorded $105,000 and $0 of compensation expense during the three months ended September 30, 2008 and 2007, respectively, and $234,000 and $0 during the nine months ended September 30, 2008 and 2007, respectively, related to the employee stock purchase program. Tax benefits recognized during the first nine months of 2008 and 2007 for compensation expense related to the ESPP were $20,000 and $0, respectively. Total shares purchased during the three months ended September 30, 2008 were 56,333 for total proceeds of $407,000.

Amortization Expense

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Included in cost of revenue:
Cost of software license fees	$307	$429	$992	$1,282
Cost of consulting services	20	24	59	40

Total included in cost of revenue	327	453	1,051	1,322
Included in operating expenses:	1,000	677	2,111	2,047

Total	$1,327	$1,130	$3,162	$3,369

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

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore is effective for the Company at September 30, 2008. The Company currently does not have any financial assets in a market which is inactive.

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

4. BUSINESS ACQUISITIONS

MPM

On August 29, 2008, the Company acquired certain assets and operations of Planview, Inc.’s MPM solutions (“MPM”). The results of MPM have been included in the consolidated financial statements since the acquisition date. MPM is an earned value management (“EVM”) software application used by government contractors and agencies to meet the complex compliance requirements for their programs issued by the U.S. Federal Government.

The aggregate purchase price was $16.4 million and included cash payments through September 30, 2008 of approximately $16.4 million, which consisted of cash consideration and certain acquisition costs.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$48
Fixed assets	7
Deferred tax assets	124
Intangible assets	8,870
Goodwill	7,820
Deferred revenue	(321)
Deferred tax liability	(124)

Total purchase price	$16,424

The purchase price allocation to the assets acquired and liabilities assumed is preliminary and may be adjusted upon completion of the final valuation.

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
In-process technology	$290	—
Tradenames	300	Indefinite
Developed software	830	4 years
Customer relationships	7,450	7 years

	$8,870

The acquired tradenames were deemed to have an indefinite life and accordingly, are not being amortized until such time that the useful life is determined to no longer be indefinite in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The tradenames are tested for impairment in accordance with the provisions of SFAS 142. The developed software is being amortized using an accelerated amortization method over four years and the expense is included in “Cost of Software License Fees” expense. The customer relationships are being amortized using an accelerated amortization method over seven years and the expense is included in “Sales and Marketing” expense. The $290,000 of in-process technology was written off as a research and development expense in the third quarter of 2008 as it had no alternative future use. The goodwill recorded in this transaction will be deductible for tax purposes over 15 years.

WST Pacific Pty Ltd

On May 25, 2007, the Company acquired 100% of the outstanding common stock of WST Pacific Pty Ltd (“WSTP”), a developer of EVM software and provider of services and support resources in the EVM marketplace. The results of operations of WSTP have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price, net of $602,000 in cash acquired, was $1.2 million and included cash payments through September 30, 2008 of $1.8 million. The Company has entered into retention arrangements with the two principal WSTP shareholders totaling $450,000 if the individuals are employed on the eighteen-month anniversary of the acquisition. This amount is being expensed as the requisite services are provided.

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

Applied Integration Management Corporation

On April 17, 2007, the Company acquired certain assets and operations of Applied Integration Management Corporation (“AIM”), a provider of consulting services for EVM systems. The results of operations of AIM have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price was $5.9 million and included cash payments through September 30, 2008 of $5.4 million, common stock valued at $500,000, and direct acquisition costs of $91,000. The value of the 38,109 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As part of the acquisition, the Company is required to pay additional cash consideration of up to $1.0 million contingent on AIM consulting services revenue meeting specified levels by April 30, 2008. As of September 30, 2008, the contingency had been satisfied and the additional $1.0 million in consideration was paid. The Company entered into retention arrangements with the two AIM shareholders totaling $500,000 if the individuals are employed on the one-year anniversary of the acquisition. This amount was expensed as the requisite services were provided, and was paid during the second quarter of 2008.

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

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Basic earnings per share computation:
Net income (A)	$8,025	$5,824	$17,469	$15,394

Weighted average common shares–basic (B)	43,134,988	39,449,574	43,099,061	39,432,683

Basic net income per share (A/B)	$0.19	$0.15	$0.41	$0.39

Diluted earnings per share computation:
Net income (A)	$8,025	$5,824	$17,469	$15,394

Shares computation:
Weighted average common shares–basic	43,134,988	39,449,574	43,099,061	39,432,683
Effect of dilutive stock options, restricted stock, and ESPP	1,019,502	1,652,641	1,248,003	1,621,106

Weighted average common shares–diluted (C)	44,154,490	41,102,215	44,347,064	41,053,789

Diluted net income per share (A/C)	$0.18	$0.14	$0.39	$0.37

The weighted average diluted shares outstanding for the three months ended September 30, 2008 and 2007 excluded 4,169,782 stock options and 0 stock options, respectively, as these stock options have an exercise price in excess of the average market price of the Company’s common stock during the period. The weighted average diluted shares outstanding for the nine months ended September 30, 2008 and 2007 excluded 3,456,106 stock options and 0 stock options, respectively, as these stock options have an exercise price in excess of the average market price of the Company’s common stock during the period.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30 2008	December 31 2007
Prepaid software maintenance and royalties	$1,705	$1,314
Prepaid insurance	344	804
Debt placement costs	790	793
Prepaid conferences and events	450	645
Prepaid rent	602	551
Others	1,586	2,997

Total	$5,477	$7,104

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the nine months ended September 30, 2008 (in thousands):

Balance as of January 1, 2008	$50,082
AIM acquisition	450
MPM acquisition	7,820
Welcom tax adjustments	(769)
Foreign currency translation adjustments	(54)

Balance as of September 30, 2008	$57,529

The increase to goodwill associated with the AIM acquisition was due to an accrual in the first quarter of 2008 of an additional $450,000 liability for contingent consideration. In the third quarter, the Company acquired MPM and recorded $7.8 million of goodwill associated with the transaction. See Note 4 for additional information. The decrease in goodwill associated with the Welcom purchase was due to a change in the third quarter in the valuation allowance of the purchased deferred tax asset. See Note 9 for additional information. Due to recent market performance and the Company’s stock price, per the guidelines of SFAS 142, the Company performed an impairment analysis as of September 30, 2008, and determined there was no impairment of goodwill as the Company assessed its fair value and determined the fair value exceeded the carrying value.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$19,756	$(7,397)	$12,359	$12,323	$(5,638)	$6,685
Developed software	8,652	(6,743)	1,909	7,535	(5,403)	2,132
Tradename and non-compete	322	(262)	60	322	(207)	115

Total	$28,730	$(14,402)	$14,328	$20,180	$(11,248)	$8,932

Unamortized Intangible Assets

Tradename	$4,500	$—	$4,500	$4,200	$—	$4,200

Total	$33,230	$(14,402)	$18,828	$24,380	$(11,248)	$13,132

Amortization expense for the nine months ended September 30, 2008 and 2007 was $3.2 million and $3.4 million, respectively. The following table summarizes the estimated future amortization expense for the remaining three months of 2008 and years thereafter (in thousands):

Years Ending December 31
2008–remaining	$1,399
2009	4,468
2010	3,114
2011	2,340
2012	1,490
Thereafter	1,517

Total	$14,328

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the nine months ended September 30, 2008.

8. DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). The Credit Agreement provided for a $215.0 million term loan that matures on April 22, 2011, and a $30.0 million revolving credit facility that matures on April 22, 2010. The current outstanding amount of the term loan is $193.3 million. The Credit Agreement accrues interest at 2.00% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO Rate”) for the term loan and 2.25% or 1.25% for the revolving credit facility, depending on the type of borrowing. The spread above the LIBO Rate decreases as the Company’s leverage ratio, as defined in the Credit Agreement, decreases. The amended Credit Agreement also continues to provide for mandatory prepayments of principal based on annual cash flow and leverage levels, as well as scheduled principal repayments of $498,000 each quarter through June 30, 2010. At the end of each of the three quarters ending September 30, 2010, December 31, 2010, March 31, 2011, and on April 22, 2011, a principal payment of $47.5 million is due.

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial and non-financial covenants, with which the Company was in compliance as of September 30, 2008.

At September 30, 2008 and December 31, 2007, there were no borrowings under the revolving credit facility. At September 30, 2008, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and total $1.8 million. These instruments reduce the Company’s available borrowings under the revolving credit facility. No amounts were outstanding under these instruments at September 30, 2008 or December 31, 2007.

Costs incurred in connection with securing the Credit Agreement were $7.1 million. The debt issuance costs are being amortized and reflected in “Interest Expense” over the lives of the loans.

At September 30, 2008 and December 31, 2007, the current portion of the unamortized debt issuance costs of $790,373 and $793,400, respectively, is reflected as “Prepaid and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $1.0 million and $1.6 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets.

Long-term debt consisted of the following (in thousands):

	September 30 2008	December 31 2007
Secured credit agreement
Term loan	$193,313	$193,313
Revolver	—	—

Total	193,313	193,313
Current portion of long-term debt	(1,991)	(498)

Long-term debt	$191,322	$192,815

9. INCOME TAXES

In accordance with SFAS 109, the income tax provision for the nine month period ended September 30, 2008 is based on the estimated annual effective tax rate for fiscal year 2008. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The Company’s annual effective tax rate for the nine months ended September 30, 2008 was 33.6%.

During the third quarter of 2008, the Company revised its estimated annual effective rate to reflect the impact of approximately $1.5 million of reductions to the accrual for prior years’ tax returns for higher research and development tax credits, and certain tax deductions and adjustments. The most significant component of these tax reductions relates to changes in the geographic distribution of the Company’s income and a change in its transfer pricing agreements, which were completed prior to the filing of the Company’s 2007 tax returns. The Company determines the pricing among its associated entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on the Company’s analysis, it made certain changes to the transfer pricing agreements effective from January 2007. As a result of this change in geographic distribution of income, the Company released approximately $1.4 million of the valuation allowance on net operating loss, carryforwards and other deferred tax assets in the U.K. subsidiary, of which approximately $0.8 million was recorded against goodwill with the remaining $0.6 million included in the $1.5 million reduction to income tax expense recorded in the third quarter of 2008.

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

During the nine months ended September 30, 2008, the Company established an additional liability under FIN 48 of $347,000 which included a $189,000 increase associated with certain research and development tax credits acquired from WST Corporation. The liability also increased $27,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At September 30, 2008, the Company has recorded a liability under FIN 48 of $925,000, which includes accrued interest and potential penalties of $97,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities.” In addition, prior to the effective date of SFAS 141R, any adjustments to the unrecognized tax benefits associated with the acquisition of WST Corporation will affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, all changes will be recorded as part of the income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2005. Currently, the Company is not under audit in any major jurisdictions.

10. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company’s Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. At the time of the 2005 recapitalization, there were 2,000,000 shares authorized with a par value of $0.001 per share. There were 100 shares issued and outstanding as part of the 2005 recapitalization transaction. In April 2007, in conjunction with the Company’s conversion from a Virginia to a Delaware corporation, the 100 shares of preferred stock were converted into Class A Common Stock. As of September 30, 2008, there were no shares of preferred stock outstanding.

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

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2008 to September 30, 2008:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2008	6,327,424	$9.44
Options granted	1,079,815	11.71
Options forfeited	(682,866)	13.69
Options exercised	(45,811)	5.02

Options outstanding at September 30, 2008	6,678,562	$9.40

As of September 30, 2008, future compensation cost related to nonvested stock options not yet recognized in the income statement was $22.4 million and is expected to be recognized over an average period of 2.40 years. During the nine months ended September 30, 2008, the Company granted 88,000 shares of restricted stock, with a weighted average grant date fair value of $12.98, of which 77,000 shares are expected to vest. During the nine months ended September 30, 2008, there were 11,000 shares of restricted stock that were forfeited. As of September 30, 2008, future compensation cost related to the nonvested portion of the restricted stock awards not yet recognized in the income statement was $849,000 and is expected to be recognized over a period of 3.39 years.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3 as Amended, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP 123(R)-3”). At September 30, 2008 there were 1,210,256 options available for future grant under the 2007 Plan.

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

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of September 30, 2008 (dollars in thousands, except share data):

	Stock Options Exercisable	Stock Options Vested and Expected to Vest
Stock options outstanding	2,620,306	6,201,128
Weighted average exercise price	$6.77	$9.31
Aggregate intrinsic value	$3,906	$5,193
Weighted average remaining contractual life (in years)	7.42	8.01

Employee Stock Purchase Program—In April 2007, the Company’s Board of Directors adopted the ESPP to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. The ESPP was effective when the Company completed an initial public offering of its common stock. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower. During the nine months ended September 30, 2008, employees purchased 82,736 shares under this plan at a weighted average share price of $8.60. Compensation expense for the three and nine months ended September 30, 2008 was approximately $105,000 and $234,000, respectively. As of September 30, 2008 there were 667,138 shares available under the plan.

12. RELATED-PARTY TRANSACTIONS

Pursuant to the recapitalization agreement, New Mountain Capital is entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of an initial public offering. The Company therefore did not incur any advisory fees in the three or nine months ended September 30, 2008. In the three and nine months ended September 30, 2007, the Company incurred $125,000 and $250,000 in advisory fees, respectively.

New Mountain Capital is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In November 2007, the Company incurred a $1.1 million transaction fee to New Mountain Capital in connection with our initial public offering. In the first nine months of 2008 and 2007, the Company did not incur any transaction fees to New Mountain Capital.

13. RESTRUCTURING CHARGE

Severance and Benefits

During the second quarter of 2008, management implemented a restructuring plan to eliminate certain positions in order to realign the Company’s cost structure. As a result of this plan, the Company recorded a charge of $986,000 for severance and severance-related costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). As of September 30, 2008, the Company had a remaining liability of $63,000 as a result of the charge for severance and severance-related costs. This amount is reflected as “Accounts Payable and Accrued Expenses” in the consolidated balance sheet and is expected to be paid over the next three months.

Facilities

During the second quarter of 2008, the Company recorded charges totaling $66,000 relating to the closure of one office location and the reduction of space at a second office location. All amounts related to these facilities charges have been paid as of September 30, 2008.

Restructuring activities for the nine months ended September 30, 2008 were as follows:

	Severance & Benefits	Facilities	Total
Restructuring liability as of January 1, 2008	$—	$—	$—

Restructuring charge
First quarter	—	—	—
Second quarter	986	66	1,052
Third quarter	(61)	—	(61)

Total restructuring charge	925	66	991
Cash payments	(862)	(66)	(928)

Restructuring liability as of September 30, 2008	$63	$—	$63

14. COMMITMENTS AND CONTINGENCIES

Office Space Leases—The Company leases office space under noncancelable operating leases. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rent expense was approximately $6.0 million and $4.8 million for the nine months ended September 30, 2008 and 2007, respectively. The Company does not sublease any of its leased space.

The following table summarizes future minimum operating lease payments for the remaining three months of 2008 and the years thereafter (in thousands):

Years Ending December 31
2008–remaining	$1,776
2009	7,131
2010	6,895
2011	5,652
2012	1,442
Thereafter	80

Total	$22,976

Other Matters—The Company was involved in a claim and legal proceeding arising from its normal operations. On March 20, 2008, the parties resolved all issues between them, and on April 8, 2008, the suit was dismissed.

At September 30, 2008, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and total $1.8 million. No amounts were outstanding under these instruments at September 30, 2008 or December 31, 2007.

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

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues were generated from sales outside of the United States for the three and nine months ended September 30, 2008 and 2007. As of September 30, 2008 and December 31, 2007, the Company had $1.7 million and $1.5 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2008 or 2007.

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

With our software applications, project-focused organizations can better measure business results, optimize performance and streamline operations, and win new business. As of September 30, 2008, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

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

In August 2008, we acquired the MPM solution (“MPM”) and all related assets from Planview, Inc., an earned value management software application used by government contractors and agencies to meet complex compliance requirements for their programs issued by the U.S. Federal Government. MPM integrates with Deltek wInsight to create a complete earned value solution for government contractors and agencies.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition

•	Stock-Based Compensation

•	Income Taxes

•	Allowances for Doubtful Accounts Receivable

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$18.5	$21.4	$(2.9)	(14)	$57.6	$60.0	$(2.4)	(4)
Consulting services	23.1	22.8	0.3	1	69.7	61.0	8.7	14
Maintenance and support services	29.3	26.1	3.2	12	85.7	75.5	10.2	14
Other revenues	0.1	0.1	—	—	4.7	4.7	—	—

Total revenues	$71.0	$70.4	$0.6	1	$217.7	$201.2	$16.5	8

COST OF REVENUES:
Cost of software license fees	$1.7	$1.8	$(0.1)	(6)	$4.9	$6.0	$(1.1)	(18)
Cost of consulting services	18.3	19.3	(1.0)	(5)	57.6	52.7	4.9	9
Cost of maintenance and support services	5.4	4.4	1.0	23	15.9	12.2	3.7	30
Cost of other revenues	—	0.2	(0.2)	(100)	5.1	5.2	(0.1)	(2)

Total cost of revenues	$25.4	$25.7	$(0.3)	(1)	$83.5	$76.1	$7.4	10

GROSS PROFIT	$45.6	$44.7	$0.9	2	$134.2	$125.1	$9.1	7

OPERATING EXPENSES:
Research and development	$11.8	$11.0	$0.8	7	$34.7	$31.6	$3.1	10
Sales and marketing	13.6	11.6	2.0	17	39.4	32.2	7.2	22
General and administrative	8.8	7.4	1.4	19	24.7	21.7	3.0	14
Restructuring charge	(0.1)	—	(0.1)	100	1.0	—	1.0	100

Total operating expenses	$34.1	$30.0	$4.1	14	$99.8	$85.5	$14.3	17

INCOME FROM OPERATIONS	$11.5	$14.7	$(3.2)	(22)	$34.4	$39.6	$(5.2)	(13)
Interest income	0.2	—	0.2	100	0.6	0.2	0.4	200
Interest expense	(2.5)	(4.7)	2.2	(47)	(8.4)	(14.0)	5.6	(40)
Other expense, net	(0.1)	—	(0.1)	(100)	(0.3)	—	(0.3)	100

INCOME BEFORE INCOME TAXES	9.1	10.0	(0.9)	(9)	26.3	25.8	0.5	2
Income tax expense	1.1	4.2	(3.1)	(74)	8.8	10.4	(1.6)	(15)

NET INCOME	$8.0	$5.8	$2.2	38	$17.5	$15.4	$2.1	14

Revenues

	Three Months Ended September 30				Nine Months Ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$18.5	$21.4	$(2.9)	(14)	$57.6	$60.0	$(2.4)	(4)
Consulting services	23.1	22.8	0.3	1	69.7	61.0	8.7	14
Maintenance and support services	29.3	26.1	3.2	12	85.7	75.5	10.2	14
Other revenues	0.1	0.1	—	—	4.7	4.7	—	—

Total revenues	$71.0	$70.4	$0.6	1	$217.7	$201.2	$16.5	8

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

        Software license fee revenues decreased $2.9 million, or 14%, to $18.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. During the third quarter of 2008, software license fee revenues from our Costpoint, GCS Premier and EPM products collectively increased $1.5 million in the third quarter of 2008 compared to the third quarter of 2007 due to the continued demand for our products by the government contracting market. During the current quarter software license fee revenues from our Vision product decreased $4.4 million, primarily due to a number of architecture and engineering customers deferring purchase decisions as their focus turned to the escalating financial crisis that occurred in the final two weeks of September 2008.

Software license fee revenues decreased $2.4 million, or 4%, to $57.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease in software license fee revenues was the result of a decline in our Vision product of $4.4 million. These decreases were offset by a collective increase in software license fee revenues related to our Costpoint, GCS Premier and EPM products of $2.0 million.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis.

Consulting services revenues increased $0.3 million, or 1%, to $23.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was the result of a $0.4 million increase in training and education related services revenue, offset by a $0.1 million decrease in software implementation related services revenue during the third quarter of 2008 compared to the third quarter of 2007. Software implementation related services revenue was $21.1 million of consulting services revenues during the three months ended September 30, 2008 compared to $21.2 million during the three months ended September 30, 2007.

Consulting services revenues increased $8.7 million, or 14%, to $69.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was the result of a $7.8 million increase in software implementation related services revenue and a $0.8 million increase in training and education related services revenue during the nine months ended September 30, 2008 compared to the same period in 2007. Software implementation related services revenue was $64.5 million of consulting services revenues during the nine months ended September 30, 2008 compared to $56.7 million during the nine months ended September 30, 2007. This increase in software implementation related services was a result of increased demand for implementation services and more billable services headcount.

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

Maintenance revenues increased $3.2 million, or 12%, to $29.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Maintenance revenues from our Vision product increased $1.2 million and maintenance revenues from our Costpoint, GCS Premier and EPM products collectively increased by $1.9 million. These increases were driven by our sales of new software licenses and renewals of maintenance agreements in our installed base of customers, plus the annual price escalations for our maintenance services. These increases are reduced by the impact of customer cancellations.

Maintenance revenues increased $10.2 million, or 14%, to $85.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase is across all of our product families with $4.2 million attributable to our Vision product, and $5.9 million attributable to our Costpoint, GCS Premier and EPM products collectively.

Other Revenues

Our other revenues consist of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the three months ended September 30, 2008, other revenues remained constant at $0.1 million when compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, other revenues remained constant at $4.7 million when compared to the same period in the prior year.

Cost of Revenues

	Three Months Ended September 30				Nine Months Ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.7	$1.8	$(0.1)	(6)	$4.9	$6.0	$(1.1)	(18)
Cost of consulting services	18.3	19.3	(1.0)	(5)	57.6	52.7	4.9	9
Cost of maintenance and support services	5.4	4.4	1.0	23	15.9	12.2	3.7	30
Cost of other revenues	—	0.2	(0.2)	(100)	5.1	5.2	(0.1)	(2)

Total cost of revenues	$25.4	$25.7	$(0.3)	(1)	$83.5	$76.1	$7.4	10

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.1 million, or 6%, to $1.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was primarily the result of a reduction in amortization of purchased intangible software assets and capitalized software costs in the current period.

Cost of software license fees for the nine months ended September 30, 2008 decreased by $1.1 million, or 18%, to $4.9 million compared to the same period in the prior year, primarily as a result of a $0.5 million decrease in the amortization of purchased intangible software assets and amortization of capitalized software. Additionally, there was a decrease of $0.4 million in third-party royalty expense due to lower license sales in the current period.

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

Cost of consulting services decreased $1.0 million, or 5%, to $18.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The primary driver of this decrease was labor, related benefits, travel, subcontractor and third-party labor expenses, which together decreased by $0.9 million.

For the nine months ended September 30, 2008 cost of consulting services was $57.6 million, an increase of $4.9 million, or 9%, when compared to the same period in the prior year. Increases in labor and related benefits, bonus, and stock-based compensation resulted in a $4.3 million increase. Offsetting these costs was a decrease in expenses associated with the use of subcontractors and third-party labor of $0.8 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We reduced our reliance on subcontractors as a result of additional newly-hired headcount that became billable. The balance of the remaining increase is principally the result of increased costs related to expanding our United Kingdom and Australia services organization in the current period.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $1.0 million, or 23%, to $5.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase was driven by additional support headcount, required to meet the greater demand for maintenance services, related benefits, and third-party maintenance expense related to maintenance support that we provide on third-party products which are embedded and sold along with our products, which together increased by $1.0 million.

Cost of maintenance services increased $3.7 million, or 30%, to $15.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily the result of labor expense, related benefits, and third-party maintenance expense, which together increased by $3.5 million.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. Cost of other revenues decreased $0.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Cost of other revenues decreased $0.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Operating Expenses

	Three Months Ended September 30				Nine Months Ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$11.8	$11.0	$0.8	7	$34.7	$31.6	$3.1	10
Sales and marketing	13.6	11.6	2.0	17	39.4	32.2	7.2	22
General and administrative	8.8	7.4	1.4	19	24.7	21.7	3.0	14
Restructuring charge	(0.1)	—	(0.1)	100	1.0	—	1.0	100

Total operating expenses	$34.1	$30.0	$4.1	14	$99.8	$85.5	$14.3	17

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $0.8 million, or 7%, to $11.8 million for the three month period ended September 30, 2008 compared to the same period in 2007. The principal driver was an increase of $1.2 million in labor and labor-related benefits to support product development activities. Additionally, a $0.3 million in-process research and development charge was incurred in connection with our acquisition of the MPM solution. Partially offsetting these costs was a decrease of $0.4 million in third-party costs to support new release development.

For the nine months ended September 30, 2008 research and development expenses increased by $3.1 million, or 10%, to $34.7 million when compared to the same period in 2007. The increase is primarily attributable to a $2.8 million increase in labor and labor-related costs, as well as stock-based compensation. Expenses associated with our development organizations in the Philippines and Australia increased $1.2 million. Additionally, a $0.3 million in-process research and development charge was incurred in connection with our acquisition of the MPM solution. Partially offsetting these costs was a decrease of $1.0 million in third-party costs to support new release development.

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

Sales and marketing expenses increased by $2.0 million, or 17%, to $13.6 million for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007. The increase was driven by additional labor, related benefits costs, commissions and stock-based compensation expense of $1.6 million, primarily associated with increased headcount in our sales force.

For the nine months ended September 30, 2008 sales and marketing expenses increased by $7.2 million, or 22%, to $39.4 million when compared to the same period in 2007. The increase is attributable to increased sales labor and related costs as we expanded our sales and marketing organizations.

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

        General and administrative expenses increased by $1.4 million, or 19%, to $8.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Insurance, audit, professional services and third-party costs increased by $0.8 million primarily due to costs associated with being a public company. Increases in labor, labor-related costs and stock compensation expense together grew by $0.6 million.

For the nine months ended September 30, 2008, general and administrative expenses increased $3.0 million, or 14%, to $24.7 million when compared to the same period in 2007. The increases reflect additional labor and labor-related benefits, and stock-based compensation expense of $2.2 million. Additionally, insurance, audit, professional services and third-party costs increased by $1.0 million as compared to the third quarter of 2007 primarily driven by the costs associated with being a public company.

Restructuring Charge

During the nine months ended September 30, 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure and for the consolidation of excess office space. The charge included $0.9 million for severance and severance-related costs for approximately 50 employees. The charge also included $0.1 million for facilities related expenses, associated with closure of one office location and a reduction in space at a second location, and offset by a reduction in existing deferred rent liabilities.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income did not fluctuate significantly during the three or nine months ended September 30, 2008 when compared with the three or nine months ended September 30, 2007.

Interest Expense

	Three Months Ended September 30				Nine Months Ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$2.5	$4.7	$(2.2)	(47)	$8.4	$14.0	$(5.6)	(40)

Interest expense decreased by $2.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and by $5.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease resulted from lower debt in the three and nine months ended September 30, 2008, following debt repayments of $42.6 million in the fourth quarter of 2007 using proceeds from the initial public offering, as well as the impact of more favorable interest rates during the same periods in 2008.

Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(dollars in millions)		(dollars in millions)
Income tax expense	$1.1	$4.2	$8.8	$10.4

Income tax expense decreased to $1.1 million for the three months ended September 30, 2008 from $4.2 million for the three months ended September 30, 2007. As a percentage of pre-tax income, income tax expense was 11.7% and 41.7% for the three months ended September 30, 2008 and 2007, respectively. The decrease in expense for the third quarter of 2008 compared to the third quarter of 2007 is primarily due to a $1.5 million reduction to the accrual for prior years’ tax returns due to higher research and development tax credits and certain tax deductions and adjustments. The most significant component of these tax reductions relates to changes in the geographic distribution of our income and a change in our transfer pricing agreements which accounted for a $1.4 million release of the valuation allowance on net operating loss, carryforwards, and other deferred tax assets in the U.K. subsidiary. As a result of the changes in these transfer pricing policies, we anticipate that the Company’s effective annual tax rate on a going-forward basis will be approximately 39% as compared to the 45% rate used to compute the tax provision for the first half of 2008. This had the effect of lowering our 2008 income tax expense by approximately $1.0 million, bringing the total reduction of tax expense in the third quarter of 2008 to approximately $2.5 million.

Income tax expense for the nine months ended September 30, 2008 decreased to $8.8 million compared to $10.4 million for the nine months ended September 30, 2007. As a percentage of pre-tax income, income tax expense was 33.6% and 40.2% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in tax expense is primarily due to the $1.5 million of reductions to the accrual for prior years’ tax returns.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 resulted in a $0.4 million liability associated with various federal and state income tax matters related to the acquisition of Welcom during 2006. The liability was recorded as an increase to goodwill. During the year ended December 31, 2007, the liability increased $0.2 million due to the expected utilization of research and development credits acquired from Welcom. During the nine months ended September 30, 2008, the Company established an additional liability of approximately $0.3 million associated with certain research and development tax credits acquired from WST Corporation and other permanent adjustments. For further information, see Note 9, Income Taxes, of our condensed consolidated financial statements contained elsewhere in this Quarterly Report. Prior to the effective date of SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), any adjustments to the unrecognized tax benefits will affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, changes will be recorded as part of the income tax expense. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

Covenant Requirement	Calculation	As of September 30, 2008		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.50 to 1.00	5.97	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	1.87	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.75 to 1.00	2.72	Less than 3.25 to 1.00 effective January 1, 2009

The Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of September 30, 2008, we were in compliance with all covenants related to our Credit Agreement.

        Based on our expectations of our future performance we believe that we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

In 2005, debt issuance costs incurred in connection with the Credit Agreement and the debentures were approximately $5.8 million. In 2006, the costs incurred in connection with the addition to the term loan were $1.3 million. We incurred no debt issuance costs in 2007 or in the first nine months of 2008. The debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At September 30, 2008, $0.8 million of unamortized debt issuance costs remained in “prepaid expenses and other current assets” and $1.0 million was reflected in “other assets” on the consolidated balance sheet. During the nine months ended September 30, 2008 and 2007, $0.6 million of costs were amortized and reflected in interest expense for both periods.

The Credit Agreement requires mandatory prepayments of the term loan from our annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain assets sales or equity issuances. For asset sales or equity issuances, the required prepayment is equal to the lesser of 50% of the net proceeds from the sale of securities, or the amount that reduces the leverage ratio (as defined in the agreement) to less than 2.75. Upon the completion of our initial public offering in November of 2007, a prepayment was made in the amount of $17.6 million which included the scheduled principal payments through September 30, 2008. We will begin making the previously scheduled principal repayments of $0.5 million each quarter beginning December 31, 2008 through June 30, 2010. At the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $47.5 million will be due, with the balance due on April 22, 2011, the final maturity date.

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

The cost of our acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings were repaid in subsequent periods with available cash provided by operating activities as well as with proceeds from our initial public offering. At September 30, 2008, we had no borrowings under our revolving credit facility.

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

Analysis of Cash Flows

For the nine months ended September 30, 2008, net cash provided by operating activities was $33.0 million, compared to $12.1 million provided during the comparable period of 2007. The increase of $20.9 million was primarily related to collection of customer payments which were offset by higher cash payments for taxes and other expenses in the first nine months of 2008. During the third quarter of 2008, cash flows from operating activities were impacted by cash payments of $862,000 for severance and other related costs associated with the restructuring charge recorded by the Company during this period. The remaining accrued liability of $63,000 is expected to be paid within the next three months.

Net cash used in investing activities was $22.7 million for the nine months ended September 30, 2008 compared to $12.4 million during the comparable period of 2007. Our use of cash in the first nine months of 2008 was the acquisition of MPM for $16.4 million, AIM contingent consideration of $1.0 million, and $5.0 million to purchase property and equipment, while the comparable period in 2007 included $5.9 million for the acquisitions of AIM and WSTP, as well as $6.0 million for purchase of property and equipment.

Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2008 compared to net cash used for financing activities of $2.1 million during the comparable period of 2007. Cash from financing activities in the first nine months of 2008 was primarily related to proceeds from issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises. During the first nine months of 2007, the Company’s cash flows from financing were impacted by our net proceeds of $5.4 million from our debt issuance and payment of $4.8 million related to the redemption of stock and shareholder payments related to the Company’s 2005 recapitalization. During the comparable period of 2008, similar transactions did not occur. We also paid $2.8 million for public offering costs during the first nine months of 2007.

Impact of Seasonality

Fluctuations in our quarterly license fee revenues reflect in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors typically yield a peak in license revenue in the fourth quarter due to increased spending by our customers during that time. In 2007, our fourth quarter license revenues were higher than the next highest quarter in 2007 by 27%. Past seasonality may not be indicative of current or future seasonality.

Our consulting services revenues are impacted by software license sales, the availability of our consulting resources to work on customer implementations, and the adequacy of our contracting activity to maintain full utilization of our available resources. As a result, services revenues are less subject to seasonal fluctuations.

Our maintenance revenues are not subject to significant seasonal fluctuations although cash flow from maintenance fees is impacted by the timing of collections of annual maintenance renewals which are usually higher in the first and fourth quarters of the year.

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of debt obligations and commitments under facilities and operating leases. We generally do not enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of September 30, 2008:

	Payments Due By December 31,
Contractual Obligations	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
Term loan	$193,313	$498	$1,991	$95,910	$94,914	$—	$—
Operating leases	22,976	1,776	7,131	6,895	5,652	1,442	80
Liability for redemption of stock in recapitalization	569	569	—	—	—	—	—
Other tax liabilities	925	—	—	—	—	—	925

The table above does not include interest payments with respect to outstanding loans, which are variable and therefore fluctuate with interest rate fluctuations. Based on the variable rate debt outstanding as of September 30, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel during the remainder of 2008 and 2009.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

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

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore is effective for the Company at September 30, 2008. The Company currently does not have any financial assets in a market which is inactive.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money-market accounts on a short-term basis with no withdrawal restrictions and contains no significant investments in auction rate securities. At September 30, 2008, we had $28.2 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of September 30, 2008, we had approximately $193.3 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of September 30, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of September 30, 2008, a hypothetical 0.5% decrease in interest rates would decrease interest income by approximately $143,000 on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso, and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the nine months ended September 30, 2008 or 2007. To date, exchange rate fluctuations have had little impact on our operating results and cash flows given our limited international presence.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2008, under the supervision of our Chief Financial Officer and with the participation of our Chief Executive Officer, management evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report.

As reported in our Annual Report on Form 10-K filed with the SEC on March 31, 2008, management concluded that material weaknesses existed in our internal controls as of December 31, 2007. While we have made progress towards remediating these weaknesses, we have not yet finalized our remediation activities and the testing of the effectiveness of our remediation activities on our disclosure controls and procedures to provide reasonable assurance that the financial information we are required to disclose in our reports under the Exchange Act were recorded, summarized and reported accurately. As a result of management’s conclusion, we have performed additional substantive procedures with respect to our consolidated financial statements as of and for the nine month period ended September 30, 2008. Accordingly, our management believes that such consolidated financial statements are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008, we have been engaged in a program to evaluate and improve the effectiveness of our system of internal control over financial reporting. During the quarter ended September 30, 2008, there were no material changes to our internal control over financial reporting.

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

Other than with respect to the risk factors updated below, there has been no material change in the information provided under the heading “Risk Factors” in Item 1A to Part I of our Annual Report on Form 10-K filed with the SEC on March 31, 2008. The risk factors updated below were disclosed in our Annual Report on Form 10-K and are being updated in light of the potential effect the current domestic and global economic conditions and financial and credit market challenges may have on our business, financial condition and results of operations.

Our business is exposed to the risk that adverse economic conditions will reduce or defer the demand for project-based enterprise applications software and solutions.

The demand for project-based enterprise applications software and solutions may fluctuate based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions, particularly as they affect the key sectors in which our customers operate. For the nine months ended September 30, 2008, approximately 96% of our total revenue was derived from United States customers. Economic downturns, inflationary pressures or unfavorable changes in the financial and credit markets in the United States could have an adverse effect on the operations, budgets and overall financial condition of our customers. As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased.

In addition, the financial and overall condition of resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions through these resellers. For the nine months ended September 30, 2008, resellers accounted for approximately 13% of our software license revenue.

We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, generally or in any specific industry, or of any disruptions in the financial and credit markets. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.

Our indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

As of September 30, 2008, we had approximately $193.3 million of outstanding debt under our credit agreement and term loan at interest rates which are subject to market fluctuation. This indebtedness could have important consequences to us, such as:

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

Our ability to meet our debt service obligations or to borrow additional funds will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer demand, the success of product and marketing innovation, pressure from competitors and the state of the economy, including the state of the financial and credit markets. Our ability to borrow additional funds or to refinance our revolving credit facility in 2010 and our term loan in 2011 will be dependent on the future state of the U.S. and global financial and credit markets, and any challenges or uncertainty in the financial and credit markets may restrict or delay our ability to access the capital markets. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt on terms that are not favorable to us, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

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

None.

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

DELTEK, INC.

Dated: November 14, 2008	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer

DELTEK, INC.

Dated: November 14, 2008	By:	/s/ MARK WABSCHALL
Mark Wabschall
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on May 15, 2008 with the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2008.