Form 10-K
period 2008-12-31
DELTEK, INC
filed 2009-03-13
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the last reported sale price of the registrant’s common stock on June 30, 2008 on the Nasdaq Global Market) was approximately $75.3 million.

The number of shares of the registrant’s common stock and Class A common stock outstanding on March 11, 2009 was 43,498,610 and 100, respectively.

Documents incorporated by reference: Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

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

With our software applications, project-focused organizations can better measure business results, optimize performance and streamline operations, enabling them to win new business, operate more effectively and improve profitability. As of December 31, 2008, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

Our enterprise applications software products provide end-to-end business process functionality designed to streamline and manage the complex business processes of project-focused organizations. Our software solutions are “purpose-built” for businesses that plan, forecast and otherwise manage their business processes based on projects, as opposed to generic software solutions that are generally designed for repetitive, unit-production-style businesses. Our broad portfolio of software applications includes:

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

For the year ended December 31, 2008, our total revenue increased 4% to $289.4 million, and our net income increased 4% to $23.5 million over the prior year.

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

General purpose enterprise application vendors often are generally not able to meet the needs of project-focused businesses effectively because they lack project-focused capabilities and market functionality. Adapting and customizing general-purpose application software to meet the needs of project-focused businesses and organizations frequently results in significantly higher deployment costs and longer implementation times and can require increased levels of ongoing support. It can also result in missing or inaccurate metrics that are critical to driving better business performance.

The project-focused business software market is a separate category of enterprise applications software. The unique characteristics of project-focused organizations create special requirements for their business applications that frequently surpass the capabilities of generic applications software packages (for example, those designed primarily for manufacturing or financial services firms). Project-focused organizations require sophisticated, highly integrated software applications that automate end-to-end business processes across each stage of the project lifecycle. Project lifecycles vary significantly in length and complexity and can be difficult to forecast accurately. These projects need to be managed within the context of a company’s complete portfolio of existing and potential future projects.

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

We believe that spending on software and technology related to the project-focused software business market will benefit from the increased regulatory environment that applies to government contractors, the growth in the services-based economy and because enterprise applications software has generally become more affordable and accessible to small and medium-sized businesses.

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

•	Deep Domain Expertise. For more than 25 years, our exclusive focus on meeting the complex needs of project-focused organizations has provided us with extensive knowledge and industry expertise. Our

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

Our Business Strategy and Growth Opportunities

We plan to focus on the following objectives to enhance our position as a leading provider of enterprise applications software to project-focused organizations:

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

•

Expanding Our Network of Alliance Partners. We have a large network of alliance partners to assist our marketing, sales and product implementation efforts. This network includes various market participants in the enterprise applications software industry, such as software resellers, industry-specific vendors, software consultants, complementary technology providers, accounting and tax advisors and data and server infrastructure service providers. We plan to continue to expand this network of alliance partners to help penetrate new markets (domestically and internationally), increase our geographical sales force coverage and develop and maintain attractive software products.

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

•

Growing Internationally. We intend to further expand our presence outside the United States, initially targeting countries where English is the primary business language. We believe project-focused organizations in Canada, the United Kingdom, Europe, the Middle East and the Asia-Pacific region are currently underserved for the products we offer. We have increased our international resources and capabilities since 2005 to help expand our international presence.

•

Making Strategic Acquisitions. Since October 2005, we have acquired six companies or product lines to broaden our product portfolio, expand our customer base, and add additional development, services and support resources. We plan to continue to pursue acquisitions that present a strong strategic fit with our existing operations and are consistent with our overall growth strategy. We also may target future acquisitions of varying sizes to expand or add product functionality and capabilities to our existing product portfolio, add new products or solutions to our product portfolio or further expand our services team.

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

Product	Features and Functionality	Targeted Customers and Value Proposition
Deltek Costpoint

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

•     Sophisticated medium- and large-scale project-focused organizations such as government contractors and commercial project-focused organizations.

•     Customers purchase Costpoint to manage complex project portfolios and to facilitate compliance with detailed regulatory requirements. The Costpoint product family includes a broad set of scalable, integrated applications that streamline project-focused business processes across multiple disciplines and geographic locations.

Deltek Vision

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

Product	Features and Functionality	Targeted Customers and Value Proposition
Deltek GCS Premier

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

Enterprise Project Management Solutions

•     Provides a comprehensive solution for enterprise project management.

•     Includes Deltek Cobra and Deltek MPM, market-leading systems for managing project costs, measuring earned value and analyzing budgets, actual costs and forecasts. With Cobra and MPM, businesses can measure the health and performance of projects and satisfy government-mandated regulations.

•     Includes Deltek Open Plan, an enterprise-grade project management system and Deltek wInsight, a leading tool for calculating, analyzing, sharing, consolidating and reporting on earned value data.

•     Our enterprise project management solutions offer risk management and reporting tools and support many industry-standard third party project scheduling tools.

•     Government contractors and professional services firms of all sizes that manage complex project portfolios. Our enterprise project management solutions help firms select the right projects, allocate resources across projects, mitigate risks and ultimately complete projects on time and on budget.

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

Technical Maintenance and Support

We receive maintenance services fees from customers for product support, upgrades and other customer services. Our technical support organization focuses on answering questions, resolving issues and keeping our customers’ operations running efficiently. We offer technical support through in-person unlimited phone-based support, and we also provide 24x7 access to our web support system. Our comprehensive support programs also include ongoing product development and software updates, which includes minor enhancements, such as tax and other regulatory updates, as well as major updates such as new functionality and technology upgrades.

Our maintenance and support revenues are comprised of fees derived from new maintenance contracts associated with new software licenses and renewals of existing maintenance contracts. Initial annual maintenance fees are set as a fixed percentage of the software list price at the time of the initial license sale. Maintenance services are generally billed quarterly and paid in advance.

Customers

We consider a customer to be an organization that has purchased one or more licenses for our software, maintenance or support for those licenses, or services related to that software, pursuant to a written agreement or a “click-wrap” license that is activated upon installation.

As of December 31, 2008, we had over 12,000 customers worldwide representing a wide range of industries, including A/E firms, aerospace and defense and other federal government contractors, information technology services firms, consulting companies, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others. Our software is used by organizations of various sizes, from small businesses to large enterprises. In 2008, 2007 and 2006, no single customer accounted for 5% or more of our total revenue.

Sales and Marketing

We sell our products primarily through our own sales force complemented by a growing network of indirect sales partners. Our direct sales force consists of experienced software sales professionals organized by customer type (for example, new vs. existing) under common management. Our sales teams all operate under a common sales methodology that focuses on the individual markets and customers we serve. Our network of alliance partners complements our direct sales efforts by selling our products to specific customer segments and providing implementation services and support to our customers. These alliance partners primarily serve our Vision product family, support our international sales activity and provide sales and implementation support for our products sold to the entry level government contracting and A/E markets. Our indirect sales channel is comprised of independent reseller partners who primarily cover entry level markets. In 2008, our direct sales force generated approximately 86% of our software license fee revenue and our indirect channel was responsible for the remaining 14%.

In 2008, 2007 and 2006, more than 95% of our total revenue was generated from customers inside the United States, and less than 5% of our revenue was generated from international customers.

See Note 18, “Segment Information,” of our consolidated financial statements contained elsewhere in this Annual Report for additional information related to our revenue derived from international customers. See Item 2, “Properties” for information related to our long-lived assets located in the United States and in foreign countries.

We engage in a variety of marketing activities, including market research, product promotion and participation at industry conferences and trade shows, in order to generate additional revenue within key markets, optimize our market position, enhance lead generation, increase overall brand awareness and promote our new and existing products.

Strategic Alliances

An important component of our business strategy is to maintain and form alliances to better enable us to market, sell and implement our software and services. Our existing alliances encompass a wide variety of technology companies, business services firms, value-added resellers, accounting firms, specialized consulting firms, software vendors, business process outsourcers and other service providers. These alliances enable us to:

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

Research and Development

Our research and development organization is structured to optimize our efforts around the design, development and release of our products. Specific disciplines within research and development include engineering, programming, quality assurance, product management, documentation, design and project management. Our research and development expenses were $45.8 million, $42.9 million, and $37.3 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, we had approximately 375 employees in research and development, including approximately 220 in the United States and approximately 145 in Manila, Philippines. We are also able to increase our staffing capabilities on a project-by-project basis and as the need for additional development support arises by contracting with third-party resource providers.

Technology

In the development of our software, we use broadly adopted, standards-based software technologies in order to create, maintain and enhance our project-focused solutions. Our developed solutions are generally both scalable and easily integrated into our customers’ existing information technology infrastructure. Our software design and engineering efforts are tailored to meet specific requirements of project-focused enterprises and provide the optimal experience for end-users who interact with our software to accomplish their job requirements.

The specific architecture and platform for each of our major product families is as follows:

•

The Vision application suite offers a full range of highly integrated applications, which incorporate critical business functions, including project accounting, customer relationship management, resource management, time and expense capture and billing. Vision is a completely web-native software application based on the latest Microsoft platform technologies, including Microsoft.NET (“.NET”), Microsoft SQL Server and the Microsoft Office System. Designed for small and medium-sized businesses, Vision is intended to minimize the technology burden on firms with limited information technology staff.

•

The Costpoint application suite is designed to automate and manage complex project-focused business processes for larger organizations. Built using Java 2 Platform, Enterprise Edition (“J2EE”) technology, Costpoint is highly configurable and modular, enabling our customers to support project-centric business processes and large workloads. Costpoint’s modular architecture supports seamless integration of business applications which deliver specialized functionality such as time collection, expense management, business performance management, employee self-service and human capital management.

•

GCS Premier is a turnkey Windows application designed for small and medium-sized government contracting organizations. Built using .NET platform technologies, this solution is designed to be easy to install, learn and maintain with minimal information technology support.

•

Our Enterprise Project Management Solutions product line provides a comprehensive enterprise project management solution for our customers, including earned value management throughout the project lifecycle. Generally built using .NET and other web-based technologies, these solutions integrate with our own applications as well as third party applications. This product line also includes a secure, web-based collaboration portal that provides the ability for distributed team members to collaborate on a project.

Our products are designed for easy deployment and integration with third party technologies within a company’s enterprise, including application servers, security systems and portals. Costpoint and Vision also provide web services interfaces and support for Service-Oriented Architectures to facilitate enhanced integration within the enterprise.

Competition

The global enterprise applications market for project-focused organizations is competitive. When competing for large enterprise customers with over 1,000 employees, we face the greatest competition from large, well-capitalized competitors such as Oracle and SAP. These substantially larger companies have recently focused a portion of their marketing and sales efforts to the middle market, in which we have a substantial market position. These larger vendors seek to influence customers’ purchase decisions by emphasizing their more comprehensive horizontal product portfolios, greater global presence and more sophisticated multi-national product capabilities. In addition, these vendors commonly bundle their enterprise resource planning solutions with a broader set of software applications, including middleware and database applications, and often significantly discount their individual solutions as part of a potentially larger sale.

When competing for middle-market customers, which range in size from 100 to 1,000 employees, we often face competition from a few vendors that provide industry-specific solutions. Middle-market customers are typically searching for industry specific functionality, ease of deployment and a lower total cost of ownership with the ability to add functionality over time as their businesses continue to grow.

When competing in the small business segment, which consists of organizations with fewer than 100 employees, we face competition from certain providers of solutions aimed at smaller businesses. Customers in the small business segment typically are searching for solutions which provide out-of-the-box functionality that help automate business processes and improve operational efficiency.

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

We also incorporate a number of third party software products into our technology platform pursuant to relevant licenses. We use third party software, in certain cases, to meet the business requirements of our customers. We are not materially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2008, we had approximately 1,240 employees worldwide, including approximately 200 in sales and marketing, 375 in product development, 500 in customer services and support and 170 in general and administrative positions. Of our approximately 1,240 worldwide employees, 1,050 were located in the United States and 190 were located internationally. None of our employees is represented by a union or is a party to a collective bargaining agreement.

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

Risks Related to Our Business

Our business is exposed to the risk that adverse economic or financial conditions may reduce or defer the demand for project-based enterprise applications software and solutions.

The demand for project-based enterprise applications software and solutions will fluctuate based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions, particularly as they affect the key sectors in which our customers operate. For the twelve months ended December 31, 2008, approximately 95% of our total revenue was derived from United States-based customers. Economic downturns or unfavorable changes in the financial and credit markets in the United States, including the current economic recession, could have an adverse effect on the operations, budgets and overall financial condition of our customers. As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased or could be forced into a bankruptcy or restructuring process, which could limit our ability to recover amounts owed to us.

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2008, resellers accounted for approximately 14% of our software license fee revenue.

We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, generally or in any specific industry, or of any disruption in the financial and credit markets. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition, cash flow, and results of operations could be materially adversely affected.

Our quarterly and annual operating results fluctuate, and as a result, we may fail to meet or exceed the expectations of securities analysts or investors, and our stock price could decline.

Historically, our operating results have varied from quarter to quarter and from year to year. Consequently, we believe that investors should not view our historical revenue and other operating results as accurate indicators of our future performance. A number of factors contribute to the variability in our revenue and other operating results, including the following:

•	global and domestic economic and financial conditions;

•	the number and timing of major customer contract wins, which tend to be unpredictable and which may disproportionately impact our software license fee revenue and operating results;

•	the highest concentration of our software license sales is typically in the last month of each quarter resulting in diminished predictability of our quarterly results;

•	the higher concentration of our software license sales in the last quarter of each fiscal year, resulting in diminished predictability of our annual results;

•	the discretionary nature of our customers’ purchases, varying budget cycles and amounts available to fund purchases resulting in varying demand for our products and services;

•	delays or deferrals by customers in the implementation of our products;

•	the level of product and price competition;

•	the length of our sales cycles;

•	the timing of recognition of deferred revenue;

•	any significant change in the number of customers renewing or terminating maintenance agreements with us;

•	our ability to develop and market new software enhancements and products;

•	announcements of technological innovations by us or our competitors;

•	the relative mix of products and services we sell;

•	developments with respect to our intellectual property rights or those of our competitors; and

•	our ability to attract and retain qualified personnel.

As a result of these and other factors, our operating results may fluctuate significantly from period to period and may not meet or exceed the expectations of securities analysts or investors. In that event, the price of our common stock could be adversely affected.

If we are unable to effectively respond to organizational challenges as we grow, our revenues, profitability and business reputation could be materially adversely affected.

Between 2006 and 2008 our total revenue increased from $228.3 million to $289.4 million, or approximately 27%, and our software license fee revenue increased from $75.0 million to $77.4 million, or approximately 3%. During this same period, our total worldwide headcount has increased from approximately 1,040 employees at the end of 2006 to approximately 1,240 employees worldwide at December 31, 2008.

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

If we do not correctly anticipate our organizational needs as we grow, if we fail to successfully implement our enhanced or new systems and other infrastructure improvements effectively and timely or if we encounter delays or unexpected costs in hiring, integrating, training and guiding our new employees, we may be unable to maintain or increase our revenues and profitability and our business reputation could be materially adversely affected.

If we develop material weaknesses in our internal controls in the future, these material weaknesses may impede our ability to produce timely and accurate financial statements, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business reputation and stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the Securities and Exchange Commission within prescribed time periods. As part of The NASDAQ Global Select Market listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. In our 2007 Annual Report on Form 10-K, we identified and reported a number of deficiencies which we believed to be material weaknesses due to inadequate internal controls, and which have been remediated as of December 31, 2008. If we develop material weaknesses in our internal control in the future, the required audit or review of our financial statements by our registered independent public accounting firm may be delayed. In addition, we may not be able to produce reliable financial statements, file our financial statements as part of a periodic report in a timely manner with the Securities and Exchange Commission or comply with The NASDAQ Global Select Market listing requirements. If we are required to restate our financial statements in the future, any specific adjustment may cause our operating results and financial condition, as restated, on an overall basis to be materially impacted.

If these events were to occur, our common stock listing on The NASDAQ Global Select Market could be suspended or terminated and, absent a waiver, we also would be in default under our credit agreement and our lenders could accelerate any obligation we have to them. We, or members of our management, could also be subject to investigation and sanction by the Securities and Exchange Commission and other regulatory authorities and to stockholder lawsuits. In addition, our stock price could decline, we could face significant unanticipated costs, management’s attention could be diverted and our business reputation could be materially harmed.

If we are unsuccessful in entering new market segments or further penetrating our existing market segments, our revenue or revenue growth could be materially adversely affected.

Our future results depend, in part, on our ability to successfully penetrate new markets, as well as to expand further into our existing markets. In order to grow our business, we may expand to other project-focused markets in which we may have less experience. Expanding into new markets requires both considerable investment and coordination of technical, financial, sales and marketing resources.

While we continually add functionality to our products to address the specific needs of both existing customers and new customers, we may be unsuccessful in developing appropriate or complete products, devoting sufficient resources or pursuing effective strategies for product development and marketing.

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

Our business model depends, in part, on the success of our efforts to maintain and increase sales to our existing customers. We have typically generated significant additional revenues from our installed customer base through the sale of additional new licenses, add-on applications, professional and maintenance services. We may be unsuccessful in maintaining or increasing sales to our existing customers for any number of reasons, including our inability to deploy new applications and features for our existing products or to introduce new products and services that are responsive to the business needs of our customers. If we fail to generate additional business from our customers, our revenue could grow at a slower rate or even decrease in material amounts.

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

Doing business internationally involves additional potential risks and challenges, including:

•	our inexperience in international markets and managing international operations, including a global workforce;

•	our ability to conform our products to local business practices or standards, including developing multi-lingual compatible software;

•	lack of brand awareness for our products;

•	competition from local and international software vendors;

•	disruptions in international communications resulting from damage to, or disruptions of, telecommunications links, gateways, cables or other systems;

•	potential difficulties in collecting accounts receivable and longer collection periods;

•	unstable political and economic conditions, including in those countries in which development operations occur;

•	potentially higher operating costs due to local laws, regulations and market conditions;

•	foreign currency controls and fluctuations resulting from intercompany balances or arrangements associated with our anticipated growth internationally;

•	reduced protection for intellectual property rights in a number of countries where we may operate;

•	compliance with multiple, potentially conflicting and frequently changing governmental laws and regulations;

•	seasonality in business activity specific to various markets that is different than our recent historical trends;

•	potentially longer sales cycles;

•	potential restrictions on repatriation of earnings, including changes in the tax treatment of our international operations; and

•	potential restrictions on the export of technologies such as data security and encryption.

These risks could increase our costs or adversely affect our operating results.

If we are not successful in expanding our international business, our revenue growth could be materially adversely affected.

While we currently have customers in approximately 60 countries, we generated less than 5% of our total software license fee revenue in 2008 and 2007 from international markets. Our ability to expand internationally will require us to deliver product functionality and foreign language translations that are responsive to the needs of the international customers that we target. Additionally, we conduct our international business through our direct sales force and also through independent reseller partners. If we are unable to hire a qualified direct sales force, identify beneficial strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets. Our inability in the future to expand successfully in international markets could materially adversely affect our revenue growth. Our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired and may continue to acquire complementary businesses, technologies, product lines or services organizations. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

•	the potential difficulty integrating acquired products and technology into our software applications and business strategy;

•	the inability to achieve the desired revenue or cost synergies and benefits;

•

the difficulty in coordinating and integrating the sales, marketing, services, support and development activities of the acquired businesses, successfully cross selling products or services and managing the combined organizations;

•	the potential difficulty retaining the strategic alliance partners of the acquired businesses on terms that are acceptable to us;

•	the potential difficulty retaining, integrating, training and motivating key employees of the acquired business;

•	the potential difficulty and cost of establishing and integrating controls, procedures and policies;

•	the potential difficulty in predicting and responding to issues related to product transition, including product development, distribution and customer support;

•

the possibility that customers of the acquired business may not support any changes associated with our ownership of the acquired business and that as a result they may transition to products offered by our competitors, or may attempt to renegotiate contract terms or relationships, including maintenance agreements;

•	the acquisition may result in unplanned disruptions to our ongoing business and may divert management from day-to-day operations due to a variety of factors, including integration issues;

•	the possibility that goodwill or other intangible assets may become impaired and will need to be written off in the future;

•

the potential failure of the due diligence process to identify significant issues, including product quality, architecture and development issues or legal and financial contingencies (including ongoing maintenance or service contract concerns); and

•	potential claims by third parties relating to intellectual property.

Impairment of our goodwill or intangible assets may adversely impact our results of operations.

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $57.7 million and other purchased intangible assets valued at approximately $17.4 million as of December 31, 2008. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2008. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred and may occur in the future increases the potential that such an impairment may occur in the future. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

If our customers fail to renew or otherwise terminate their maintenance services agreements for our products, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our maintenance services revenues and our operating results could be materially harmed.

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 40% and 37% of our total revenue in 2008 and 2007, respectively.

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

A customer may also elect to terminate its maintenance services agreement and rely on its own in-house technical staff or other third party resources or may replace our software with a competitor’s product. If our maintenance services business declines due to a significant number of contract terminations, or if we are forced to offer pricing or other maintenance terms that are unfavorable to us, our maintenance services revenues and operating results could be materially adversely affected.

If we fail to forecast the timing of our revenues or expenses accurately, our operating results could be materially lower than anticipated.

We use a variety of factors in our forecasting and planning processes, including historical trends, recent customer history, expectations of customer buying decisions, customer implementation schedules and plans, analyses by our sales and service teams, maintenance renewal rates, our assessment of economic or market conditions and many other factors. While these analyses may provide us with some guidance in business planning and expense management, these estimates are inherently imprecise and may not accurately predict the timing of our revenues or expenses. A variation in any or all of these factors, particularly in light of prevailing financial or economic conditions, could cause us to inaccurately forecast our revenues or expenses and could result in expenditures without corresponding revenue. As a result, our revenues and our operating results could be materially lower than anticipated.

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

To maintain our competitive position, we may be forced to reduce prices or limit price increases which could materially reduce our revenue, margins or net income.

Our indebtedness or an inability to borrow additional amounts or refinance our debt could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations and business objectives.

As of December 31, 2008, we had approximately $192.8 million of outstanding debt under our credit agreement and term loan at interest rates which are subject to market fluctuation. Our indebtedness and related obligations could have important future consequences to us, such as:

•	potentially limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures or to meet existing debt service or other cash requirements;

•	exposing us to the risk of increased interest costs if the underlying interest rates rise significantly;

•	potentially limiting our ability to invest operating cash flow in our business due to existing debt service requirements; or

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our existing debt service obligations, borrow additional funds or refinance our existing debt will depend on many factors, including prevailing financial or economic conditions, and our past performance and our financial and operational outlook. As currently scheduled, we will make a principal payment of $0.5 million on March 31, 2009 and a mandatory prepayment of $9.7 million from our annual excess cash flow. Thereafter, we will make a principal payment of $0.5 million on June 30, 2010, scheduled principal payments of $45.5 million at the end of each of the quarters ending September 30, 2010, December 31, 2010, and March 31, 2011, and a scheduled principal payment representing the balance due on April 22, 2011, the final maturity date. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

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

Our credit agreement also requires us to comply with certain financial ratios related to fixed charge coverage, interest coverage and leverage ratios. While we have historically complied with our financial ratio covenants, we may not be able to comply with these financial covenants in the future, which could limit our ability to react to market conditions or meet ongoing capital needs. Our ability to comply with the covenants and restrictions contained in our credit agreement may be adversely affected by economic, financial, industry or other conditions, some of which may be beyond our control. While we have historically complied with the covenant requiring us to submit audited annual financial statements within specified time periods, we relied on the 30-day grace period provided under the credit agreement to submit audited annual financial statements for the year ended December 31, 2006.

The potential breach of any of the covenants or restrictions contained in our credit agreement, unless cured within the applicable grace period, could result in a default under the credit agreement that would permit the lenders to declare all amounts outstanding to be due and payable, together with accrued and unpaid interest. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition.

If we are required to defer recognition of software license fee revenue for a significant period of time after entering into a license agreement, our operating results could be materially adversely affected in any particular quarter.

We may be required to defer recognition of software license fee revenue from a license agreement with a customer if, for example:

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

•

under the applicable accounting requirements, we are unable to separate recognition of software license fee revenue from maintenance or other services-related revenue, thereby requiring us to defer software license fee revenue recognition until the services are provided.

Deferral of software license fee revenue may result in significant timing differences between the completion of a sale and the actual recognition of the revenue related to that sale. However, we generally recognize commission and other sales-related expenses associated with sales at the time they are incurred. As a result, if we are required to defer a significant amount of revenue, our operating results in any quarter could be materially adversely affected.

If our existing and potential customers seek to acquire software on a subscription basis, and if to meet this customer preference, we need to offer our products on a subscription fee basis in the future, our software license fee revenue and cash flow could be materially reduced.

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for 2008 and 2007 was generated from the sale of perpetual licenses.

Under our business model, our software license fees are typically invoiced and recognized as revenue immediately upon delivery, even though the customer’s use of the software product occurs over time. If in the future our customers seek to acquire software on a subscription basis, we may need to offer our products on a subscription basis. We may not successfully price, market or otherwise execute a subscription-based model. If we operate our software business in whole or in part on a subscription fee basis, we could experience materially reduced software license fee revenues and cash flows associated with the transition to a subscription based licensing model.

If our investments in product development require greater resources than anticipated, our operating margins could be adversely affected.

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $45.8 million, or

16% of revenue, in 2008, and approximately $42.9 million, or 15% of revenue, in 2007. Our current and future product development efforts may require greater resources than we expect, or achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

We may also be required to price our product enhancements, product features or new products at levels below those anticipated during the product development stage, which could result in lower revenues and margins for that product than we originally anticipated.

We also may experience unforeseen or unavoidable delays in delivering product enhancements, product features or new products due to factors within or outside of our control. We may encounter unforeseen or unavoidable defects or quality control issues when developing product enhancements, product features or new products, which may require additional expenditures to resolve such issues and may affect the reputation our products have for quality and reliability. If we incur greater expenditures than we expect for our product development efforts, or if our products do not succeed, our revenues or margins could be materially adversely affected.

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

If our existing or prospective customers prefer an application software architecture other than the standards-based technology and platforms upon which we build or support our products, or if we fail to develop our new product enhancements or products to be compatible with the application software architecture preferred by existing and prospective customers, we may not be able to compete effectively, and our software license fee revenue could be materially reduced.

Many of our customers operate their information technology infrastructure on standards-based application software platforms such as J2EE and .NET. A significant portion of our product development is devoted to enhancing our products that deploy these and other standards-based application software platforms.

If our products are not compatible with future technologies and platforms that achieve industry standard status, we will be required to spend material development resources to develop products or product enhancements that are deployable on these platforms. If we are unsuccessful in developing these products or product enhancements, we may lose existing customers or be unable to attract prospective customers.

In addition, our customers may choose competing products other than our offerings based upon their preference for a new or different standards-based application software than the software or platforms on which our products operate or are supported. Any of these adverse developments could injure our competitive position and could cause our software license fee revenue to be materially adversely affected.

Our software products are built upon and depend upon operating platforms and software developed and supplied by third parties. As a result, changes in the availability, features and price of, or support for, any of these third party platforms or software, including as a result of the platforms or software being acquired by a competitor, could materially increase our costs, divert resources and materially adversely affect our competitive position and software license fee revenue.

Our software products are built upon and depend upon operating platforms and software developed by third party providers. We license from several software providers technologies that are incorporated into our products. Our software may also be integrated with third party vendor products for the purpose of providing or enhancing necessary functionality.

If any of these operating platforms or software products ceases to be supported by its third party provider, or if we lose any technology license for software that is incorporated into our products, including as a result of the platforms or software being acquired by a competitor we may need to devote increased management and financial resources to migrate our software products to an alternative operating platform, identify and license equivalent technology or integrate our software products with an alternative third party vendor product. In addition, if a provider enhances its product in a manner that prevents us from timely adapting our products to the enhancement, we may lose our competitive advantage, and our existing customers may migrate to a competitor’s product.

Third party providers may also not remain in business, cooperate with us to support our software products or make their product available to us on commercially reasonable terms or provide an effective substitute product to us and our customers. Any of these adverse developments could materially increase our costs and materially adversely affect our competitive position and software license fee revenue.

If we lose access to, or fail to obtain, third party software development tools on which our product development efforts depend, we may be unable to develop additional applications and functionality, and our ability to maintain our existing applications may be diminished, which may cause us to incur materially increased costs, reduced margins or lower revenue.

We license software development tools from third parties and use those tools in the development of our products. Consequently, we depend upon third parties’ abilities to deliver quality products, correct errors, support their current products, develop new and enhanced products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. If any of these third party development tools become unavailable, if we are unable to maintain or renegotiate our licenses with third parties to use the required development tools, or if third party developers fail to adequately support or enhance the tools, we may be forced to establish relationships with alternative third party providers and to rewrite our products using different development tools. We may be unable to obtain other development tools with comparable functionality from other third parties on reasonable terms or in a timely fashion. In addition, we may not be able to complete the development of our products using different development tools, or we may encounter substantial delays in doing so. If we do not adequately replace these software development tools in a timely manner, we may incur additional costs, which may materially reduce our margins or revenue.

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

A breach in the security of our software could harm our reputation and subject us to material claims, which could materially harm our operating results and financial condition.

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

If we are not able to retain existing employees or hire qualified new employees, our business could suffer, and we may not be able to execute our business strategy.

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

If we are not able to protect our intellectual property and other proprietary rights, we may not be able to compete effectively, and our software license fee revenue could be materially adversely affected.

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

In addition, the laws of some countries may not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary software against unauthorized third party copying or use, which could adversely affect our competitive position and our software license fee revenue. Any litigation to protect our proprietary rights could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and could be unsuccessful, which could result in the loss of material intellectual property and other proprietary rights.

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

Our revenues are partially dependent upon federal government contractors and their need for compliance with Federal Government contract accounting and reporting standards. Our failure to anticipate or adapt timely to changes in those standards could cause us to lose our government contractor customers and materially adversely affect our revenue generated from these customers.

We derive a significant portion of our revenues from federal government contractors. In 2008 and 2007, over half of our software license fee revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts with the federal government in a manner that accounts for expenditures in accordance with the federal government contracting accounting standards.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been volatile and could continue to remain volatile for a variety of reasons, resulting in a substantial loss on your investment.

The stock markets generally have experienced extreme and increasing volatility, often unrelated to the operating performance of the individual companies whose securities are traded publicly. Broad market fluctuations and general economic and financial conditions may materially adversely affect the trading price of our common stock.

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

In addition, if the market value of our common stock falls below the book value of our assets, we could be forced to recognize an impairment of our goodwill or other assets. If this were to occur, our operating results would be adversely affected and the price of our common stock could be negatively impacted.

If securities analysts issue unfavorable commentary about us or our industry or downgrade our common stock, or if they do not publish research reports about our company and our industry in the future, the price of our common stock could decline or be volatile.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our company and our industry. We do not control these analysts. One or more analysts could downgrade our stock or issue other negative commentary about our company or our industry. In addition, we may be unable or slow to attract or retain research coverage, and the analysts who publish information about our common stock have had relatively little recent experience with us, which could affect their ability to accurately forecast our results or make it more likely that we fail to meet their estimates. Alternatively, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. Any one or more of these factors, several of which have occurred at one or more points in time since we became a public company, could cause the trading price for our stock to decline or be volatile.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

We have 43,498,610 shares of common stock outstanding as of March 11, 2009. If New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), members of our executive team and other employees who are party to a stockholders agreement that allows them to sell proportionately with our controlling stockholder, sell substantial amounts of our common stock in the public market or if the market perceives that stockholders may sell shares of common stock, the market price of our common stock could decrease significantly.

The New Mountain Funds have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the prevailing market price of our common stock to decline. Approximately 34 million shares of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our 2007 Stock Award and Incentive Plan) are, directly or indirectly, subject to a registration rights agreement.

We have also filed one or more registration statements with the Securities and Exchange Commission covering shares subject to options and restricted stock outstanding under our 2005 Stock Option Plan and 2007 Plan and shares reserved for issuance under our 2007 Plan and our Employee Stock Purchase Plan.

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

Our largest stockholders, the New Mountain Funds, own, in the aggregate, approximately 58% of our outstanding common stock and 100% of our Class A common stock. As a result, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock.

In addition, the New Mountain Funds will have the benefit of the rights conferred by the investor rights agreement, and New Mountain Capital, L.L.C. will continue to have certain rights under their advisory agreement. These rights include the ability to elect a majority of the members of the board of directors and control all matters requiring stockholder approval, including any transaction subject to stockholder approval (such as a merger or a sale of substantially all of our assets), as long as they collectively own a majority of the outstanding shares of our Class A common stock and at least one-third of the outstanding shares of our common stock.

The New Mountain Funds are also entitled to collect a transaction fee, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. The right to collect transaction fees continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs.

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

Our corporate headquarters are located in Herndon, Virginia, where we lease approximately 133,000 square feet of space under leases and subleases expiring in 2011 and 2012. In addition, we have offices in California, Colorado, Massachusetts, Minnesota, Oregon and Texas. Internationally, our offices are located in Australia, Canada, the Philippines and the United Kingdom. As of the years ended December 31, 2008, 2007, and 2006, $1.5 million, $1.5 million, and $0.6 million, respectively, of our total long-lived assets of $97.4 million, $82.8 million, and $76.1 million, respectively, were held outside of the United States.

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

No matter was submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We do not have any plan or program for the repurchase of our common stock and did not repurchase any shares of our common stock during the year ended December 31, 2008.

The following table sets forth purchases of our common stock in open-market transactions by our controlling shareholder, the New Mountain Funds, during the fourth quarter ended December 31, 2008:

	(a)	(b)		(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—	—		N/A	N/A
November 1-30, 2008	80,283	$4.0475	(1)	N/A	N/A
December 1-31, 2008	—	—		N/A	N/A

(1)	Note: These transactions were reported by the New Mountain Funds (comprised of New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) on Form 4 reports filed with the Securities and Exchange Commission on November 20, 2008, November 24, 2008, November 26, 2008 and December 1, 2008.

Our common stock is traded on The NASDAQ Global Select Market under the symbol “PROJ.”

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2008:
Fourth Quarter	$6.79	$3.06
Third Quarter	9.05	5.14
Second Quarter	14.04	7.36
First Quarter	15.70	11.65

Year ended December 31, 2007:
Fourth Quarter	$18.63	$13.55
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

There is no established public trading market for our Class A common stock. As of March 11, 2009, there were 60 stockholders of record of our common stock and three stockholders of record of our Class A common stock.

Our Class A common stock does not carry any general voting rights, dividend entitlement or liquidation preference, but it carries certain rights to designate up to a majority of the members of our board of directors. As a result of this stock ownership and other arrangements, we are deemed to be a “controlled company” under the rules established by The NASDAQ Global Select Market and qualify for, and rely on, the “controlled company” exception to the board of directors and committee composition requirements regarding independence under the rules of The NASDAQ Global Select Market.

We did not pay cash dividends in 2008 or 2007 and we currently do not intend to pay cash dividends. Our investor rights agreement requires the prior written consent of our controlling stockholder, the New Mountain Funds, if we wish to pay or declare any dividend on our capital stock. Our credit agreement also restricts certain activities, including our ability to pay cash dividends.

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from November 1, 2007 (the date of our initial public offering) through December 31, 2008, with the cumulative total return on the NASDAQ Computer Index and the NASDAQ Composite Index. The comparison assumes that $100 was invested on November 1, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Assumes $100 invested on November 1, 2007

Assumes dividends reinvested

Fiscal year ended December 31, 2008 and 2007

	11/1/2007	12/31/2007	12/31/2008
Deltek, Inc.	$100.00	$84.85	$25.85
NASDAQ Computer Index	$100.00	$92.30	$50.13
NASDAQ Composite Index	$100.00	$94.03	$53.82

(1)	This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an assumed initial price of $17.95 per share, the closing price on November 1, 2007, the date of our initial public offering. The stock sold in our initial public offering was issued at a price to the public of $18.00 per share.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2008.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements contained elsewhere in this Annual Report. The statement of operations data and the balance sheet data for the years presented in the table below are derived from, and are qualified by reference to, our audited consolidated financial statements.

As described in Note 2 of the consolidated financial statements included in this Annual Report, in April of 2005, the Company underwent a leveraged recapitalization and the Company changed to a C-corporation tax status subject to income taxation from an S-corporation in which income taxes were borne by the shareholders. During 2008, 2007, 2006 and 2005, the Company made business acquisitions. These transactions could affect the comparability of the information presented.

	Year Ended December 31
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
REVENUES:
Software license fees	$77,398	$87,118	$74,958	$45,923	$34,934
Consulting services	91,566	83,353	66,573	41,212	28,585
Maintenance and support services	115,658	102,903	83,172	63,709	54,178
Other revenues	4,743	4,872	3,565	2,112	3,516

Total revenues	$289,365	$278,246	$228,268	$152,956	$121,213

Gross profit	$180,899	$175,169	$146,608	$101,735	$77,555

Income (loss) before income taxes	$36,113	$37,996	$25,267	$(366)	$26,766

Net income	$23,519	$22,519	$15,298	$8,732	$27,883

Diluted earnings per share	$0.53	$0.54	$0.38	$0.17	$0.33

Shares used in diluted per share computation	44,280	41,617	40,262	52,910	84,741
Total assets	$193,272	$167,680	$134,488	$95,650	$56,331

Long-term debt	$182,661	$192,815	$210,375	$213,275	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With our software applications, project-focused organizations can better measure business results, optimize performance, streamline operations, enabling them to win new business, operate more effectively and improve profitability. As of December 31, 2008, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

Our revenue is generated from sales of software licenses and related software maintenance and support agreements and professional services to assist customers with the implementation of our products, as well as education and training services. Our continued growth depends, in part, on our ability to generate software license fee revenues from new customers and to continue to expand our presence within our existing installed base of customers.

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

•	The gross margins of our business relative to recent historical trends;

•	Our operating expenses and income from operations;

•	Our cash flow from operations;

•	The long-term success of our development efforts;

•	Our ability to successfully penetrate new markets;

•	Our ability to successfully integrate acquisitions and achieve anticipated synergies;

•	Our win rate against our competitors;

•	Our long-term customer retention rates; and

•	Our long-term adjusted EBITDA margin trends.

Each of the factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our strategic goals and objectives.

Since 2005, we have substantially increased our investments in product development, sales and marketing to increase our presence in our targeted markets so as to raise awareness among our potential customers and compete more aggressively. We believe that these additional investments have been instrumental in further improving our competitive position and driving our growth in total revenues since 2005. While we expect to control our operating expenses and manage our cash flow in light of the prevailing financial and economic conditions, we expect to continue our investments in product development, sales and marketing according to the anticipated demand for our various products during the year ended December 31, 2009.

Consistent with our expectations that the current economic recession will continue during the year ending December 31, 2009, we expect to focus our spending on product development, sales and marketing efforts on our key markets and products. We also believe that our international expansion plans will require continued investment in local marketing initiatives. We may also acquire businesses or complementary products to facilitate our growth objectives. In light of current economic conditions and to realign our resources to accomplish our strategic goals and objectives, we undertook a reduction in force in 2008 and 2009 which, we believe better positions us to accomplish our goals and objectives.

As a result of the current economic recession, our software license fee revenue attributable to our Vision product was impacted as a number of architecture and engineering customers deferred purchasing decisions, lengthened sales cycles and slowed the adoption of new technologies. While the timing and extent of any economic recovery is uncertain, we expect these trends to continue during the year ending December 31, 2009. In addition, we may experience a decline in demand during 2009 for consulting, maintenance and support services from our architecture and engineering customers due to the impact of the recession.

Our government contracting customers were less impacted by the recession due to the increase in government spending in 2008 and, as a result, our sales of software licenses for our Costpoint, GCS Premier and enterprise product management (“EPM”) products were less affected by the recession. While the timing and extent of any economic recovery is uncertain, we expect these products to account for a larger percentage of our overall software license fee revenue as a result of increased government spending, increased regulation by government agencies and the impact of the economic stimulus package on government contracting customers. We also expect these trends to positively impact demand during 2009 for our consulting, maintenance and support services.

History

We were founded in 1983 to develop and sell accounting software solutions for firms that contract with the U.S. government. Since our founding, we have continued our focus on providing solutions to government contractors as well as to other project-focused organizations, and at the same time we have broadened our product offerings by developing new software products, selectively acquiring businesses with attractive project-focused applications and services, and partnering with third parties.

In April 2005, the New Mountain Funds purchased the majority ownership of our company from the founding deLaski stockholders through a recapitalization. Immediately after this transaction, we implemented a strategy to recruit additional management talent and significantly improve our competitive position and growth prospects through increased investments in product development, sales and marketing initiatives, complemented by strategic acquisitions aimed at broadening our customer base and our product offerings.

In October 2005, we acquired Wind2, an enterprise software provider serving project-focused A&E and other professional services firms. The acquisition of Wind2 enabled us to expand our presence in the A&E market by adding small and medium-sized engineering firms to our existing customer base.

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

In November 2007, the Company completed its initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share. For additional information regarding the initial public offering, see the Initial Public Offering section of Note 1 in our consolidated financial statements contained in Item 8 in this Annual Report on Form 10-K.

In August 2008, we acquired the MPM solution (“MPM”) and all related assets from Planview, Inc., an earned value management software application used by government contractors and agencies to meet complex compliance requirements for their programs issued by the Federal Government. MPM integrates with Deltek wInsight to create a complete earned value solution for government contractors and agencies.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with generally accepted accounting principles in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

For further information on our critical and other significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

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

If VSOE exists to allow the allocation of a portion of the total fee to undelivered elements of the arrangement, the residual amount in the arrangement allocated to software license fee is recognized as revenue when all of the following are met:

•	Persuasive evidence of an arrangement exists. It is our practice to require a signed contract or an accepted purchase order for existing customers.

•

Delivery has occurred. We deliver software by both physical and secure electronic means. Both means of delivery transfer title and risk to the customer. Shipping terms are generally FOB shipping point.

•

The software license sale is fixed and determinable. We recognize revenue for the license component of multiple element arrangements only when the fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return or cancellation rights associated with the delivered elements. Software license sales are generally considered fixed and determinable when payment terms are less than six months.

•	Collectability is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectability standards, revenue is recognized as cash is received.

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

Maintenance and Support Services Revenues: Maintenance and support services include software updates on a when-and-if-available basis, telephone, online and web-based support and software defect fixes or patches. Maintenance revenues are recognized ratably over the term of the customer maintenance and support agreement.

The significant judgments and estimates for revenue recognition typically relate to the timing of an amount recognized for software license fee revenue, including whether collectability is deemed probable, fees are fixed and determinable and services are essential to the functionality of the software. Changes to these assumptions would generally impact the timing and amount of revenue recognized for software license fee revenues versus other revenue categories.

Stock-Based Compensation

SFAS No. 123R, Share-Based Payments (“SFAS 123R”) requires the measurement of the cost of employee services received in exchange for an award of equity instruments, including employee stock options, restricted stock awards, and employee stock purchases under our Employee Stock Purchase Program (“ESPP”), based on the fair value of the award on the measurement date of grant. We determine the fair value of options granted using the Black-Scholes-Merton option-pricing model and recognized the cost over the period during which an employee is required to provide service in exchange for the award.

In accordance with SFAS 123R, we recorded $8.5 million, $6.1 million, and $1.7 million in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. The compensation expense recorded for the year ended December 31, 2008 related to stock options, restricted stock awards and the ESPP. For the year ended December 31, 2007, the compensation expense recorded related to stock options and ESPP, and for the year ended December 31, 2006 compensation expense related to stock options.

The key assumptions used by management in the Black-Scholes-Merton option-pricing model include the fair value of our common stock at the grant date, which is also used to determine the option exercise price, the expected life of the option, the expected volatility of our common stock over the life of the option and the risk-free interest rate. In determining the amount of stock-based compensation to record, management must also estimate expected forfeitures of stock options over the expected life of the options.

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

Valuation Methodology

From January 1, 2006 through the initial public offering, the valuation method that we used to estimate the fair value of our common stock utilized a combination of a market multiple methodology and a comparable transaction methodology.

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

Because we do not have significant history associated with our stock options in order to determine the expected volatility of our options, we calculated expected volatility as of each grant date under both SFAS 123 and SFAS 123R using an implied volatility method based in part on reported data for a peer group of publicly traded software companies for which historical information was available. We will continue to use peer group volatility information until sufficient historical volatility of our common stock is available to measure expected volatility for future option grants.

The average expected life of our stock options was determined according to the “SEC simplified method” as described in SAB No. 107, Share-Based Payment, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures were estimated based on our historical analysis of actual stock option forfeitures and employee turnover.

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

These temporary differences result in deferred tax assets and liabilities. As of December 31, 2008, we had deferred tax assets of approximately $8.8 million, which were primarily related to differences in the timing of recognition of revenue and expenses for book and tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2007, we maintained a valuation allowance equal to the $1.1 million of the deferred tax assets related to foreign net operating loss carry forwards as there was not sufficient evidence at that time to enable us to conclude that it was more likely than not that the deferred tax assets would be realized. During 2008, we made certain changes to our transfer pricing agreements. As a result of this change in geographic distribution of income we released all of the $1.1 million valuation allowance as we determined that it was more likely than not that we would be able to realize the tax benefits associated with our foreign losses.

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

Under the terms of the April 2005 recapitalization agreement, the tax benefit portion of the recapitalization expenses attributable to the settlement of certain stock appreciation rights held by employees is payable to the selling stockholder group in the recapitalization. The liability to the selling stockholder group is reflected as “Accrued liability for redemption of stock in recapitalization” in the accompanying balance sheet.

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

We amortize acquired intangible assets using either accelerated or straight-line methods depending upon which best approximates the proportion of future cash flows estimated to be generated in each period of the estimated useful life of the specific asset. Management must estimate the expected life and future cash flows from the acquired asset, both of which are inherently uncertain and unpredictable. Changes in the assumptions used in developing these estimates could have a material impact on the amortization expense recorded in our financial statements. Unanticipated events and circumstances may occur which may affect the accuracy or validity of our assumptions and estimates. As an example, for all of the acquisitions made during 2008, 2007, 2006 and 2005, we are amortizing the customer relationship intangible assets on an accelerated method using lives of five to nine years. The use of an accelerated method was based upon our estimates of the projected cash flows from the assets and the proportion of those cash flows received over the estimated life. Had we used a straight-line method of amortization, amortization expense for 2008 would have been approximately $0.8 million less than the amount recorded. If we were to continue to use the same accelerated method, but reduce the estimated useful lives of those assets by one year, total amortization expense would have been higher by $0.3 million for 2008. We amortize acquired technology from our acquisitions using either an accelerated or a straight-line method over three to four years. If the useful lives for those assets were reduced by one year, amortization expense for 2008 would have been approximately $0.9 million which is $0.4 million lower than the current year expense.

As a component of our acquisitions, we acquired maintenance obligations (and the associated deferred revenue) with our acquisitions. Emerging Issues Task Force (“EITF”) Issue No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, and EITF Issue No. 04-11, Accounting in a Business Combination for Deferred Post Contract Customer Support Revenue of a Software Vendor, clarified different methods to determine the fair value of deferred revenue in a business combination. In accordance with EITF guidance, we valued acquired deferred revenue based on estimates of the cost of providing solution support services and software error corrections plus a reasonable profit margin. The impact of our valuation was a write down of the acquired deferred revenue balances to an average of 43% of their book value on the date of acquisition, from a total of $8.0 million to $3.4 million. This reduced amount will be recognized as revenue over the remaining contractual period of the obligation, generally no more than one year from the date of acquisition. Changes in the estimates used in determining these valuations could result in more or less revenue being recorded.

Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

We review identifiable intangible and other long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount may be impaired or unrecoverable.

We assess the impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, we test our goodwill for impairment annually at December 31 or whenever events or changes in circumstances indicate an impairment may have occurred. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value.

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

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Year Ended December 31			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$77.4	$87.1	$75.0	$(9.7)	(11)	$12.1	16
Consulting services	91.6	83.4	66.6	8.2	10	16.8	25
Maintenance and support services	115.7	102.9	83.2	12.8	12	19.7	24
Other revenues	4.7	4.9	3.5	(0.2)	(4)	1.4	40

Total revenues	$289.4	$278.3	$228.3	$11.1	4	$50.0	22

COST OF REVENUES:
Cost of software license fees	$6.6	$7.9	$6.9	$(1.3)	(16)	$1.0	14
Cost of consulting services	75.3	72.6	54.7	2.7	4	17.9	33
Cost of maintenance and support services	21.4	17.4	15.5	4.0	23	1.9	12
Cost of other revenues	5.2	5.3	4.6	(0.1)	(2)	0.7	15

Total cost of revenues	$108.5	$103.2	$81.7	$5.3	5	$21.5	26

GROSS PROFIT	$180.9	$175.1	$146.6	$5.8	3	$28.5	19

OPERATING EXPENSES:
Research and development	$45.8	$42.9	$37.3	$2.9	7	$5.6	15
Sales and marketing	53.8	45.3	37.8	8.5	19	7.5	20
General and administrative	33.4	30.6	26.6	2.8	9	4.0	15
Restructuring charge	1.0	—	—	1.0	100	—	—

Total operating expenses	$134.0	$118.8	$101.7	$15.2	13	$17.1	17

INCOME FROM OPERATIONS	$46.9	$56.3	$44.9	$(9.4)	(17)	$11.4	25
Interest income	0.6	0.3	0.4	0.3	100	(0.1)	(25)
Interest expense	(11.0)	(18.5)	(20.1)	7.5	(41)	1.6	(8)
Other (expense) income, net	(0.4)	(0.1)	0.1	(0.3)	300	(0.2)	(200)

INCOME BEFORE INCOME TAXES	36.1	38.0	25.3	(1.9)	(5)	12.7	50
Income tax expense	12.6	15.5	10.0	(2.9)	(19)	5.5	55

NET INCOME	$23.5	$22.5	$15.3	$1.0	4	$7.2	47

Revenues

	Year Ended December 31			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$77.4	$87.1	$75.0	$(9.7)	(11)	$12.1	16
Consulting services	91.6	83.4	66.6	8.2	10	16.8	25
Maintenance and support services	115.7	102.9	83.2	12.8	12	19.7	24
Other revenues	4.7	4.9	3.5	(0.2)	(4)	1.4	40

Total revenues	$289.4	$278.3	$228.3	$11.1	4	$50.0	22

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

Software license fee revenues decreased $9.7 million, or 11%, to $77.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. For the year ended December 31, 2008, revenues from Vision software license fees decreased $10.3 million compared to the year ended December 31, 2007 primarily due to a number of architecture and engineering customers that deferred purchasing decisions, lengthened sales cycles and slowed the adoption of new technologies as their focus turned to the impact of the escalating financial crisis on their businesses in the latter half of 2008.

While the timing and extent of any financial or economic turnaround is uncertain, we expect these recent trends in the architecture and engineering market to continue during the year ending December 31, 2009 as customers in this market continue to wait for signs of an economic recovery.

Software license fee revenue from our Costpoint, GCS Premier, and enterprise project management (“EPM”) products increased from the prior year by $0.6 million driven by continued demand for our products by government contractor customers as they were less affected by the global economic recession due to the continued increase in government spending. We expect this trend to continue into 2009 due to increased government spending, increased regulation by government agencies and the impact that the economic stimulus package in the United States will have on government contractor customers. As a result, we expect that Costpoint, GCS Premier and EPM software license fees to account for a larger percentage of our overall software license fee revenues.

Software license fee revenues increased $12.1 million, or 16%, to $87.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Software license fee revenues from our Costpoint, GCS Premier, and EPM products grew by $8.3 million compared to the year ended December 31, 2006. Software license fee revenues from our Vision product family increased $3.8 million compared with the year ended December 31, 2006.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis.

Consulting services revenues increased $8.2 million, or 10%, to $91.6 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in revenue year over year was driven by an increase of $6.8 million of software implementation related services in addition to an increase of $1.4 million in training and education related services revenue in 2008. The increase in software implementation related services was a result of increased demand for implementation services and more billable services headcount. Implementation services represented 92% of total consulting revenues for the year ended December 31, 2008 and 93% for the year ended December 31, 2007. We expect continued demand in 2009 for consulting services from our government contracting customers due to anticipated increases in government spending. Conversely, we may experience a decline in demand in 2009 for consulting services from our architecture and engineering customers due to the impact of the global economic recession.

Consulting services revenues increased $16.8 million, or 25%, to $83.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was the result of a $15.3 million increase in software implementation related services revenue and a $1.5 million increase in training and education related services revenue during the year ended December 31, 2007 compared with the year ended December 31, 2006. The $15.3 million increase in implementation services was driven by increased software license sales and includes $5.8 million of revenue associated with our acquisition of AIM during 2007. Implementation services represented 93% of total consulting services revenues for each of the years ended December 31, 2007 and December 31, 2006.

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

Maintenance revenues increased $12.8 million, or 12%, to $115.7 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $6.8 million year over year and maintenance revenues from our Vision product increased $6.0 million. These increases were due to sales of new software licenses, renewals of maintenance agreements on our installed base of customers, and the annual price escalations for our maintenance services. These increases were partially offset by customer cancellations. In 2009, we expect that our maintenance revenues attributed to new software licenses from government contracting customers will be positively impacted by the anticipated increase in government spending. Conversely, we expect that our maintenance revenues attributed to new software licenses from architecture and engineering customers will be negatively impacted by the global economic recession.

Maintenance revenues increased $19.7 million, or 24%, to $102.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Maintenance revenues from our Vision product family grew by $7.8 million, or 24%, and maintenance revenues from our Costpoint, GCS Premier, and EPM products grew by $12.0 million. These increases were driven by our sales of new software licenses and renewals of maintenance agreements in our installed base of customers.

Other Revenues

Our other revenues consist of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the year ended December 31, 2008, other revenues decreased $0.2 million, or 4%, to $4.7 million compared to the year ended December 31, 2007 as a result of a decrease in third-party hardware and software revenue of $0.6 million year over year. This decrease was partially offset by an increase in user conference revenue of $0.4 million as a result of higher attendance associated with our 2008 user conference. For the year ended December 31, 2007, other revenues increased $1.4 million, or 40%, to $4.9 million compared to the year ended December 31, 2006 driven by higher attendance associated with our 2007 user conference.

Cost of Revenues

	Year Ended December 31			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Change	% Change	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$6.6	$7.9	$6.9	$(1.3)	(16)	$1.0	14
Cost of consulting services	75.3	72.6	54.7	2.7	4	17.9	33
Cost of maintenance and support services	21.4	17.4	15.5	4.0	23	1.9	12
Cost of other revenues	5.2	5.3	4.6	(0.1)	(2)	0.7	15

Total cost of revenues	$108.5	$103.2	$81.7	$5.3	5	$21.5	26

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $1.3 million, or 16%, to $6.6 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease was primarily a result of decreased royalty expense for third party software of $0.6 million driven by lower software license sales during the year ended December 31, 2008. In addition, there was a decrease in amortization from purchased intangibles of $0.4 million and capitalized software of $0.2 million. The decrease in amortization of software development costs was a result of a previously capitalized software becoming fully amortized in the prior year resulting in no current year expense.

Cost of software license fees increased by $1.0 million, or 14%, to $7.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was a result of approximately $0.9 million in additional royalty expense for third party software resulting from higher software license sales during the year and $0.6 million of additional amortization of purchased intangibles. These increases were partially offset by a decrease in amortization of capitalized software of approximately $0.3 million.

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

Cost of consulting services increased $2.7 million, or 4%, to $75.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in labor and related benefits, bonus, and stock-based compensation resulted in a $4.3 million increase in cost of consulting services. This increase was partially offset by a decrease of $1.4 million of expenses related to our reduced reliance on subcontractor labor, lower travel related expenses and lower training and other related service expenses. At December 31, 2008 our ending services headcount was 320 as compared to 347 at December 31, 2007, or a decrease of 8%. Although ending headcount has decreased year over year, the annual average headcount for 2008 was higher by 20 or 6% as compared to the 2007 annual average headcount; therefore resulting in increased labor related charges year over year.

Cost of consulting services increased $17.9 million, or 33%, to $72.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The primary driver of the increase was salary expenses, related benefits, bonus, and stock-based compensation which together grew by approximately $11.9 million. This increase was associated with higher headcount as we expanded the number of consultants to meet demand for our services as a result of increased software license sales. At December 31, 2007 our ending services headcount was 347 compared to 267 at December 31, 2006, or an increase of 30%. This increase in headcount was driven by newly hired employees, as well as employees obtained through the AIM acquisition. Newly hired employees generally require training on our products and processes prior to becoming billable. Subcontractor costs increased by $2.9 million compared to the prior year, as we utilized outside resources to meet the short-term demands of our growth in services engagements. We also experienced additional increases in travel, training, facilities and other costs. The increases in cost of consulting services for the year ended December 31, 2007 compared to December 31, 2006 were partially offset by a $2.3 million reduction in expense associated with previously deferred costs due to undelivered elements in software license arrangements.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $4.0 million, or 23%, to $21.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was due to increased labor and related benefits, bonus, and stock-based compensation of $3.6 million and by an increase in royalties for third party products which are embedded or sold along with our products of $0.6 million offset by a decrease in travel related expenses and other support related expenses of $0.2 million year over year.

Cost of maintenance services increased $1.9 million, or 12%, to $17.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was driven by additional labor and labor related costs, which grew by $1.4 million and by royalties for third party products, which grew by $0.5 million.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. Cost of other revenues decreased $0.1 million, or 2%, to $5.2 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to a decrease of $0.5 million in costs associated with lower third-party equipment and software sales offset by an increase in costs associated with our user conference of $0.3 million. For the year ended December 31, 2007, cost of other revenues increased to $5.3 million from $4.6 million for the year ended December 31, 2006. The increase was primarily due to $1.4 million of additional cost associated with our user conference, which was offset by $0.7 million of lower costs associated with lower sales of third party equipment and software.

Operating Expenses

	Year Ended December 31			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Change	% Change	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$45.8	$42.9	$37.3	$2.9	7	$5.6	15
Sales and marketing	53.8	45.3	37.8	8.5	19	7.5	20
General and administrative	33.4	30.6	26.6	2.8	9	4.0	15
Restructuring charge	1.0	–	–	1.0	100	–	–

Total operating expenses	$134.0	$118.8	$101.7	$15.2	13	$17.1	17

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $2.9 million, or 7%, to $45.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Labor and related benefits, bonus, and stock-based compensation are the primary contributors of the year over year increase adding $4.0 million more in development related expense activities from 2007 to 2008. These costs were offset by a decrease of $0.9 million in third party costs related to supporting new release developments as well as a decline in travel related expenses of $0.2 million.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries and related costs, commissions paid to our sales team and the cost of marketing programs (including our demand generation efforts, advertising, events, marketing and corporate communications, field marketing and product marketing) and other expenses associated with our sales and marketing activities. Sales and marketing expenses also include amortization expense for acquired intangible assets associated with customer relationships.

Sales and marketing expenses increased by $8.5 million, or 19%, to $53.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The change is primarily due to increased labor and related benefits, bonus, commissions, and stock-based compensation of $8.1 million driven by an increase in headcount coupled with an increase in travel related expenses of $0.6 million offset by $0.5 million in reduced conference and training fees.

Sales and marketing expenses increased by $7.5 million, or 20%, to $45.3 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was driven by additional labor and related costs of $3.3 million as we expanded our sales organization, an increase in sales commissions of $2.3 million associated with the increase in software license fee revenues, and an increase in amortization of purchased intangibles of $1.3 million.

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

General and administrative expenses increased by $2.8 million, or 9%, to $33.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Labor and related benefits, bonus, and stock-based compensation increased year over year by $2.2 million coupled with an increase in audit, professional services, insurance and third-party costs of $1.3 million primarily due to costs associated with being a public company. The increase was offset in part with a decrease in bad debt expense of $0.7 million driven by improved collectibility in our foreign operations and overall improved billing processes.

General and administrative expenses increased by $4.0 million, or 15%, to $30.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was a result of increased headcount across finance, legal and human resources associated with becoming a publicly traded company. Labor and related costs accounted for $5.7 million of the total increase. Costs associated to identify and remediate control weaknesses also contributed to the increase. These costs were partially offset by a reduction in expense for transaction and advisory fees paid to New Mountain Capital, L.L.C. of $2.3 million.

Restructuring Charge

During the year ended December 31, 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure and for the consolidation of excess office space. The charge taken in the second quarter of 2008 included $0.9 million for severance and severance-related costs for approximately 50 employees. The charge also included $0.1 million for facilities-related expenses, associated with closure of one office location and a reduction in space at a second location, and offset by a reduction in existing deferred rent liabilities.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income increased by $0.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to higher cash balances in 2008 as compared to 2007, reflecting the impact of the initial public offering in November 2007 and the cash flow generated from operations during 2008. Interest income did not fluctuate significantly for the years ended December 31, 2007 and December 31, 2006.

Interest Expense

	Year Ended December 31			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Change	% Change	Change	% Change
	(dollars in millions)
Interest expense	$11.0	$18.5	$20.1	$(7.5)	(41)	$(1.6)	(8)

Interest expense decreased by $7.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease was the result of an overall decrease in the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”), coupled with lower borrowings under our term loan and our credit facility during 2008. In addition, our lower leverage ratio resulted in a reduction in the spread over the LIBO rate from 2.25% to 2.00%.

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

Income Taxes

	Year Ended December 31			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Change	% Change	Change	% Change
	(dollars in millions)
Income tax expense	$12.6	$15.5	$10.0	$(2.9)	(19)	$5.5	55

Income tax expense decreased by $2.9 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. As a percentage of pre-tax income, income tax expense was 34.9% and 40.7% for the years ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate was primarily the result of realizing tax benefits from losses in foreign subsidiaries, and realizing increased tax benefits from research and development tax credits and certain tax deductions and adjustments. During 2008, we performed a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under our control. Based on our analysis, we made certain changes to our transfer pricing agreements. As a result of this change in geographic distribution of income during the third quarter of 2008, we released all of the valuation allowance we had previously recorded because we determined that it was more likely than not that we would be able to realize the tax benefits associated with its foreign losses. Of the $1.1 million valuation allowance we released in 2008, $0.6 million was recorded against goodwill and the remaining $0.6 million was recorded in the profit and loss statement.

Income tax expense increased by $5.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. As a percentage of pre-tax income, income tax expense was 40.7% and 39.5% for the years ended December 31, 2007 and 2006, respectively. The increase between 2006 and 2007 was primarily the result of increased losses in foreign subsidiaries for which we could not recognize a benefit in 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 resulted in a $0.4 million liability associated with various federal and state income tax matters related to the acquisition of WST Corporation during

2006. The liability was recorded as an increase to goodwill. During 2007, the liability increased $0.2 million due to the utilization of research and development credits acquired from WST Corporation.

During the year ended December 31, 2008, the Company established an additional liability of approximately $0.4 million which included a $0.2 million increase associated with certain research and development tax credits acquired from WST Corporation. For further information, see Note 12, Income Taxes, of our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Prior to the effective date of SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), any adjustments to the unrecognized tax benefits from WST Corporation acquisition will primarily affect goodwill and have no impact on the effective tax rate. Subsequent to the adoption of SFAS 141R, changes to these unrecognized tax benefits will primarily be recorded as part of the income tax expense.

Recapitalization

In April 2005, we underwent a recapitalization in which we issued 29,079,580 shares of common stock to the New Mountain Funds for $105.0 million. We also sold $75.0 million of subordinated debentures to the New Mountain Funds and $25.0 million of subordinated debentures to one of the selling stockholders (collectively, the subordinated debentures or the debentures). In addition, we secured a $115.0 million term loan as part of the recapitalization. See Note 2, “Recapitalization” and Note 10, “Debt” of our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

The $320.0 million total proceeds from the term loan and the issuance of the common stock and subordinated debentures were primarily used to repurchase common stock from the selling stockholders to reduce their aggregate holdings to 25% of the outstanding shares, to make payments of approximately $31.0 million to holders of stock appreciation rights issued under our stock appreciation rights plan (SAR Plan) and to pay for the costs of the recapitalization, totaling approximately $8.2 million, and to pay $5.8 million for debt issuance costs.

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

Pursuant to the recapitalization, we became obligated to make a payment to the selling stockholders equal to the amount of income taxes that we would be required to pay, but for the availability of deductions related to the SAR payments made in connection with the recapitalization. The amount and timing of the additional payments to the selling stockholders was contingent on the use and timing of the SAR deductions to offset cash tax payments that we would otherwise have made. During 2007 and 2006, $4.8 million and $7.0 million, respectively, of this obligation was paid to the selling stockholders and the remaining obligation of $317,000 included in “Accrued Liability for Redemption of Stock in Recapitalization” as of December 31, 2008 is expected to be paid during 2009.

In addition to the $31.0 million in SAR payments, we agreed to vest $1.8 million associated with the value of unvested SARs for certain executives that were paid in varying increments through January 2008. We also agreed to convert employee unvested SARs into retention bonuses totaling $4.1 million, which are earned and are being expensed over the four-year period beginning May 2005. The retention amounts are paid in equal installments annually in April of each year through 2009. After taking into account reductions for terminated employees, $644,000 remained to be paid at December 31, 2008.

Credit Agreement

In connection with the Company’s recapitalization in 2005, we entered into a credit agreement with a syndicate of lenders led by Credit Suisse that provided for a $115 million term loan and a $30 million revolving credit facility (the “Credit Agreement”). In April 2006, we added $100 million to the term loan to repay the outstanding debentures. The term loan matures on April 22, 2011, and the revolving credit facility terminates on April 22, 2010. As of December 31, 2008 and December 31, 2007 the outstanding amount of the term loan is $192.8 million and $193.3 million, respectively, and there were no borrowings outstanding under the revolving credit facility.

Term loans under the Credit Agreement accrue interest at either 2.25% or 2.00% above the LIBO rate. Amounts outstanding under the revolving credit facility accrue interest at either 2.00% or 1.00% above the LIBO rate. The spread above the LIBO rate decreases as our leverage ratio, as defined in the Credit Agreement, decreases and as we achieve specified credit ratings. At our option, the interest rate on loans under the Credit Agreement may be based on an alternative base (“prime”) rate (the “ABR Rate”), and the margins over ABR are 1.00% less than the margins over the LIBO rate. We pay a commitment fee of 0.50% per year on the unused amount of our revolving credit facility.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

Covenant Requirement	Calculation	As of December 31, 2008		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.50 to 1.00	6.66	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.05	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.75 to 1.00	2.84	Less than 3.25 to 1.00 effective January 1, 2009

The Credit Agreement requires us to comply with non-financial covenants that restrict certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

Based on our current and expected performance, we believe we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

As of December 31, 2008, we were in compliance with all covenants related to our Credit Agreement.

In 2006, the costs incurred in connection with the addition to the term loan were $1.3 million. We incurred no debt issuance costs in 2007 and 2008.

The debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At December 31, 2008, $0.8 million of unamortized debt issuance costs remained in “prepaid expenses and other current assets” and $0.8 million was reflected in “other assets” on the consolidated balance sheet. During the year ended December 31, 2008, 2007, and 2006, $0.8 million, $1.1 million and $3.0 million of costs were amortized, respectively, and reflected in “interest expense.” The December 31, 2007 and 2006 amount included $0.2 and $2.2 million, respectively, of accelerated amortization of debt issuance costs for a required repayment on the term loan during the fourth quarter of 2007 and for stockholder debt repaid in 2006.

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

In addition to scheduled principal payments, the Credit Agreement also requires mandatory prepayments of the term loan from annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. The Company made a scheduled principal payment of $498,000 on December 31, 2008 and will make another scheduled principal payment of $498,000 on March 31, 2009. The Company will also make a mandatory prepayment of $9.7 million on March 31, 2009 from its annual excess cash flow. This payment will be applied against any scheduled principal payments for the twelve month period following the excess cash flow payment. A principal payment will also be due on June 30, 2010 in the amount of $478,000.

At the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $45.5 million will be due, with a final installment representing the balance due on April 22, 2011, the final maturity date.

At December 31, 2008, the entire amount of $30.0 million under the revolving credit facility remained available.

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

The cost of our recent acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings are repaid in subsequent periods with available cash provided by operating activities. At December 31, 2008, we had no outstanding borrowings under our revolving credit facility.

Historically our cash flows have been subject to variability from year-to-year primarily as a result of one-time or infrequent events. For example, in 2006, we refinanced our stockholder notes, which did not require any interest payment in 2005, with an incremental term loan which requires quarterly interest payments. This refinancing shifted the cash payment of $5.5 million for 2005 interest accrued into 2006. We expect that our future growth will continue to require additional working capital. We believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months. However, we may require liquidity in addition to our existing cash balances and future cash flow from operations to fund future business needs and debt repayment obligations beyond the next 12 months by raising additional funds or refinancing our debt.

In the fourth quarter of 2007, we completed our initial public offering. The net proceeds to the Company were $42.6 million which were used to repay a $25.0 million balance on our revolving credit facility and to make a $17.6 million prepayment on our term loan.

Analysis of Cash Flows

For the year ended December 31, 2008, net cash provided by operating activities was $42.6 million compared to $19.1 million provided during the comparable period of 2007. This increase of $23.4 million is primarily driven by the additional cash associated with increased customer payments of $23.9 million offset by higher cash payments for income taxes and other expenses in the current year. For the year ended December 31, 2007, net cash provided by operating activities was $19.1 million compared to $18.4 million provided during the comparable period of 2006. This increase of $0.7 million is primarily driven by the additional cash associated with the increase in net income of $7.2 million along with other net increases in cash provided by operating activities offset by higher cash payments for income taxes of $7.6 million in 2007.

Net cash used in investing activities was $24.0 million for the year ended December 31, 2008, compared to $15.6 million used during the comparable period of 2007. The increase of $8.4 million is due to cash used in 2008 of $16.4 for the acquisition of MPM, AIM contingent consideration of $1 million, and additional consideration for Welcom of $0.5 million as compared to 2007 for which we paid $6.1 million for AIM and WSTP. Other cash used in investing activities of $5.7 million was associated with purchases of property and equipment in 2008. Net cash used in investing activities was $15.6 million for the year ended December 31, 2007, compared to $38.3 million used during the comparable period of 2006. The decrease was primarily due to two acquisitions, AIM and WSTP which accounted for $6.1 million of our overall cash usage. The remaining use of cash during this period was $9.1 million for purchases of property and equipment.

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2008, compared to $6.8 million provided during the year ended December 31, 2007. This decrease is due to proceeds from our initial public offering in the fourth quarter of 2007 of $43.0 million, $22.5 million in proceeds from the issuance of debt in 2007, offset by higher debt repayments of $59.2 million in 2007. In addition, proceeds from exercise of stock options and the related tax benefit were higher by $4.7 million in 2007. The proceeds from the stock option activity in 2007 was offset by $4.8 million in payments made in 2007 to stockholders and the redemption of stock in relation to our capitalization. We used $42.6 million in net proceeds from our initial public offering to pay down $25.0 million of indebtedness on our outstanding revolving credit facility and $17.6 million on our term loan. As of December 31, 2008 we had no borrowings against our revolving credit facility. Net cash provided by financing activities was $6.8 million for the year ended December 31, 2007, compared to $8.8 million provided during the year ended December 31, 2006. In the fourth quarter of 2007, the initial public offering contributed cash of $43.0 million from the sale of common stock and $5.7 million in proceeds related to the exercise of stock options and related tax benefit. We used $42.6 million in net proceeds to pay down $25.0 million of indebtedness on our outstanding revolving credit facility and $17.6 million on our term loan.

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

Impact of Seasonality

Fluctuations in our quarterly software license fee revenues reflect in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors have historically yielded a peak in software license fee revenue in the fourth quarter due to increased spending by our customers during that time. However, for the year ended December 31, 2008, our fourth quarter software license fee revenues was not our highest quarter, due in part to financial and economic conditions prevailing at that time. Consequently, past seasonality may not be indicative of current or future seasonality.

Our consulting services revenues are impacted by software license sales, the availability of our consulting resources to work on customer implementations, and the adequacy of our contracting activity to maintain full utilization of our available resources. As a result, services revenues are much less subject to seasonal fluctuations.

Our maintenance revenues are not subject to significant seasonal fluctuations although cash flow from maintenance fees is impacted by the timing of annual maintenance renewals, which are usually higher in the first and fourth quarters of the year.

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of term loan related debt obligations and commitments under facilities and operating leases. We rarely enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of December 31, 2008:

	Payments Due By December 31,
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(dollars in thousands)
Term loan	$192,815	$10,154	$91,570	$91,091	—	$—	$—
Operating leases	21,131	7,161	6,861	5,625	1,416	68	—
Liability for redemption of stock in recapitalization	317	317	—	—	—	—	—

The table above does not include interest payments with respect to the outstanding term loan, which are variable and therefore fluctuate with interest rate fluctuations. Based on the variable rate debt outstanding as of December 31, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis.

Following the repayment of $0.5 million in the fourth quarter of 2008, our scheduled repayments of the outstanding term loan balance are $10.1 million in 2009, which includes a scheduled repayment of $0.5 million and a prepayment of $9.7 million, $91.6 million in 2010, and a scheduled principal repayment of $91.1 million in 2011. However, the amount and timing of these scheduled payments could vary based on the required mandatory prepayments from our annual excess cash flow as defined in the Credit Agreement.

The above table does not include approximately $1.0 million of long-term income tax liabilities recorded in accordance with FIN 48 because we are unable to reasonably estimate the timing of these potential future payments.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have elected not to adopt the fair value provisions in SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of SFAS 141R, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have any noncontrolling interests.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the Company’s financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008, or January 1, 2009 for Deltek. We are in the process of evaluating the impact of the provisions to be adopted in 2009.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not have an impact on our current accounting practices.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of this Staff Position. We are in the process of evaluating the impact of the provision to be adopted in 2009.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore was effective for us at September 30, 2008. We currently do not have any financial assets in a market which is inactive.

In November 2008 EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. This Issue clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7 defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with FAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. We will apply the guidance in EITF 08-7 prospectively to intangible assets acquired after the effective date of EITF 08-7. We do not expect the adoption of EITF 08-7 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money-market accounts on a short-term basis with no withdrawal restrictions and contain no significant investments in auction rate securities. At December 31, 2008, we had $35.8 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of December 31, 2008, we had approximately $192.8 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of December 31, 2008, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.9 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of December 31, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso, and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during 2008, 2007, or 2006. To date, exchange rate fluctuations have not had a material impact on our operating results and cash flows given the scope of our international presence.

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

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our management’s report on internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(e) or 15(d)-15(f)) and the independent registered public accounting firm’s related audit report on the effectiveness of our internal control over financial reporting are included in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as a result of the remediation activities described below during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in Item 7 of the Annual Report on Form 10-K filed on March 31, 2008, management reported that material weaknesses existed in our internal controls as of December 31, 2007 and was in the process of remediating these weaknesses. Management has undertaken additional remediation activities during 2008 and as a result, all of the material weaknesses previously disclosed were remediated as of December 31, 2008.

We engaged a third-party consulting firm to help us execute our plan to improve the effectiveness of our internal control over financial reporting. The costs incurred for services provided were $2.2 million and $3.8 million for the years ending December 31, 2008 and 2007, respectively.

Actions Relating to Material Weaknesses Remediated as of December 31, 2008

The discussion below describes the actions that management took during 2007 and 2008 to remediate the previously disclosed material weaknesses.

Financial Close and Reporting

•	Lack of formal financial policies and procedures

We identified policies and procedures that were of the most significance to our financial reporting and accounting processes. These and other critical policies and procedures were formally documented and communicated to appropriate personnel. These policies and procedures are periodically updated to reflect emerging accounting policy issues and changes to the business operations.

•	Inadequate account reconciliation and analysis process

We implemented improved account reconciliation and review processes to ensure that critical account reconciliations were performed and changes in our balance sheet were closely monitored on a timely basis. In addition, we hired additional personnel in the finance and accounting functions to provide more resources for the account reconciliation and analysis process.

•	Lack of spreadsheet controls

We have reduced the degree of reliance on spreadsheets used to prepare our financial statements particularly with the calculation of maintenance revenue and stock compensation. Management will continue the process of implementing new system applications to further reduce our reliance on spreadsheets. Management has also implemented a number of controls and processes to improve our access, change and logic controls over financially significant spreadsheets. We developed a spreadsheet policy, which details our risk-based approach to spreadsheet classification and guidance on the implementation of spreadsheet controls. We created a secure document repository that provides access and version controls to store all key financial spreadsheets. We also established a user administration and monitoring process for that repository to ensure access is appropriate and authorized.

Revenue

•	Inadequate controls around accuracy of billing and revenue recognition

We implemented a new software and maintenance billing system that significantly reduced our reliance on manual processes and spreadsheets for maintenance billing and revenue recognition. We also implemented a web-based mailbox for the logging and monitoring of maintenance invoice corrections and inquiries. We strengthened our internal controls over maintenance revenue with implementation of several processes to improve the accuracy of our maintenance billings and revenue recognition. In addition, we hired additional finance and accounting staff to provide more resources over maintenance billing.

For consulting revenue, management launched an improvement initiative using an external consultant to review the contract-to-invoice processes. A cross-functional team meets monthly to analyze and report on the progress being made and implement recommended improvements. We have improved our internal controls over the project set-up, time and expense reporting, billing, and review and approval processes. We have also hired additional finance and accounting personnel to provide more resources over consulting services billing.

•	Inadequate documentation and review of software revenue recognition decisions

We increased the size and skill base of our staff in the area of software revenue recognition. We implemented new review procedures to ensure timely accounting review and documentation of software agreements including contract checklists and formal credit reviews of customers.

Information Technology

•	Inadequate systems access and change management controls

We established and implemented program development and change management policies and procedures to prevent unauthorized changes to systems and related technology. In addition, we performed a comprehensive review of system access rights and established appropriate access to assure proper segregation of duties by functional area.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management is required to assess the effectiveness of our internal control over financial reporting as of the end of the fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and our Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, internal control over financial reporting may not prevent or detect misstatements due to human error, or the improper circumvention or overriding of internal controls. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

As of December 31, 2008, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2008 was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the internal control over financial reporting of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP

McLean, Virginia

March 12, 2009

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2008 (the “2009 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Executive and Director Compensation – Compensation Committee Report” and “Corporate Governance – Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Ownership of Securities” and “Executive and Director Compensation” in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the headings “Related Party Transactions” and “Corporate Governance” in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Principal Accounting Fees and Services” in the 2009 Proxy Statement.

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

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ KEVIN T. PARKER Kevin T. Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ MARK WABSCHALL Mark Wabschall	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 13, 2009

/s/ ALOK SINGH Alok Singh	Director	March 11, 2009

/s/ MICHAEL B. AJOUZ Michael B. Ajouz	Director	March 11, 2009

/s/ NANCI E. CALDWELL Nanci E. Caldwell	Director	March 13, 2009

/s/ KATHLEEN DELASKI Kathleen deLaski	Director	March 13, 2009

/s/ JOSEPH M. KAMPF Joseph M. Kampf	Director	March 10, 2009

/s/ STEVEN B. KLINSKY Steven B. Klinsky	Director	March 11, 2009

/s/ THOMAS M. MANLEY Thomas M. Manley	Director	March 13, 2009

/s/ ALBERT A. NOTINI Albert A. Notini	Director	March 13, 2009

/s/ JANET R. PERNA Janet R. Perna	Director	March 13, 2009

Item 15 (a) 1—INDEX TO CONSOLIDATED FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deltek, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform to the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP

McLean, Virginia

March 12, 2009

DELTEK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31 2008	December 31 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,788	$17,091
Accounts receivable, net of allowance of $2,195 and $2,866 at December 31, 2008 and December 31, 2007, respectively	47,747	55,663
Deferred income taxes	4,635	5,027
Prepaid expenses and other current assets	6,874	7,104
Income taxes receivable	846	—

TOTAL CURRENT ASSETS	95,890	84,885
PROPERTY AND EQUIPMENT, NET	14,639	13,575
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	1,438	2,399
LONG-TERM DEFERRED INCOME TAXES	4,125	354
INTANGIBLE ASSETS, NET	17,396	13,132
GOODWILL	57,654	50,082
OTHER ASSETS	2,130	3,253

TOTAL ASSETS	$193,272	$167,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$10,154	$498
Accounts payable and accrued expenses	28,734	33,310
Accrued liability for redemption of stock in recapitalization	317	569
Deferred revenues	21,296	22,046
Income taxes payable	—	729

TOTAL CURRENT LIABILITIES	60,501	57,152
LONG-TERM DEBT	182,661	192,815
OTHER TAX LIABILITIES	1,003	551
OTHER LONG-TERM LIABILITIES	2,917	3,350

TOTAL LIABILITIES	247,082	253,868
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 43,474,220 and 43,046,523 shares at December 31, 2008 and December 31, 2007, respectively	43	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at December 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	177,249	167,527
Accumulated deficit	(229,905)	(253,424)
Accumulated other comprehensive deficit	(1,197)	(334)

TOTAL STOCKHOLDERS’ DEFICIT	(53,810)	(86,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$193,272	$167,680

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31
	2008	2007	2006
REVENUES:
Software license fees	$77,398	$87,118	$74,958
Consulting services	91,566	83,353	66,573
Maintenance and support services	115,658	102,903	83,172
Other revenues	4,743	4,872	3,565

Total revenues	289,365	278,246	228,268

COST OF REVENUES:
Cost of software license fees	6,563	7,855	6,867
Cost of consulting services	75,327	72,559	54,676
Cost of maintenance and support services	21,404	17,387	15,483
Cost of other revenues	5,172	5,276	4,634

Total cost of revenues	108,466	103,077	81,660

GROSS PROFIT	180,899	175,169	146,608

OPERATING EXPENSES:
Research and development	45,819	42,925	37,293
Sales and marketing	53,764	45,299	37,807
General and administrative	33,384	30,619	26,622
Restructuring charge	980	—	—

Total operating expenses	133,947	118,843	101,722

INCOME FROM OPERATIONS	46,952	56,326	44,886
Interest income	637	295	397
Interest expense	(11,002)	(18,493)	(20,098)
Other (expense) income, net	(474)	(132)	82

INCOME BEFORE INCOME TAXES	36,113	37,996	25,267
Income tax expense	12,594	15,477	9,969

NET INCOME	$23,519	$22,519	$15,298

EARNINGS PER SHARE
Basic	$0.55	$0.56	$0.39

Diluted	$0.53	$0.54	$0.38

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	43,120,922	40,036,600	39,331,894

Diluted weighted average shares	44,279,819	41,617,407	40,262,240

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,519	$22,519	$15,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,023	2,259	2,052
Depreciation and amortization	10,188	9,241	7,797
Amortization of debt issuance costs	793	1,096	3,048
Write down of acquired in process research and development	290	160	300
Stock-based compensation expense	8,480	6,134	1,686
Employee stock purchase plan expense	282	35	—
Stock issued in lieu of director fees	—	—	20
Loss on disposal of fixed assets	469	214	28
Deferred income taxes	(2,586)	(2,464)	1,874
Changes in assets and liabilities:
Accounts receivable, net	6,302	(17,586)	(17,708)
Prepaid expenses and other assets	282	(1,794)	2,980
Accounts payable and accrued expenses	(4,022)	3,343	8,662
Interest payable on stockholder notes	—	—	(5,467)
Income taxes payable/receivable	(1,675)	2,544	294
Excess tax benefit from stock option exercises	(64)	(1,759)	—
Other tax liabilities	452	21	—
Other long-term liabilities	(630)	(120)	661
Deferred revenues	(547)	(4,748)	(3,083)

Net Cash Provided by Operating Activities	42,556	19,095	18,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(17,924)	(6,101)	(32,769)
Purchase of property and equipment	(5,687)	(9,055)	(4,671)
Capitalized software development costs	(349)	(412)	(856)

Net Cash Used in Investing Activities	(23,960)	(15,568)	(38,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	87	1,051
Proceeds from exercise of stock options	277	3,950	12
Excess tax benefit from stock option exercises	64	1,759	7
Proceeds from issuance of stock under employee stock purchase plan	712	—	—
Sale of common stock in initial public offering, net of offering costs	(275)	42,991	—
Redemption of stock and stockholder payments in recapitalization	—	(4,780)	(7,038)
Proceeds from the issuance of debt	—	22,500	125,000
Debt issuance costs	—	—	(1,312)
Repayment of debt	(498)	(59,712)	(108,900)

Net Cash Provided by Financing Activities	280	6,795	8,820

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(179)	102	22

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,697	10,424	(11,012)
CASH AND CASH EQUIVALENTS––Beginning of period	17,091	6,667	17,679

CASH AND CASH EQUIVALENTS––End of period	$35,788	$17,091	$6,667

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Stock issued for acquisitions	$—	$500	$919

Accrued liability for acquisition of business	$—	$550	$750

Accrued liability for purchases of property and equipment	$785	$69	$868

Accrued liability for public offering transaction costs	$—	$275	$—

Cash paid during the period for:
Interest	$11,928	$15,927	$22,352

Income taxes	$16,341	$15,297	$7,717

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2006	100	$—	39,161,440	$39	—	$—	$108,655	$(291,241)	$(562)	$(183,109)

Net income	—	—	—	—	—	—	—	15,298	—	15,298
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	51	51

Comprehensive income										15,349
Sale of common stock	—	—	133,252	—	—	—	1,051	—	—	1,051
Stock issued for acquisitions	—	—	105,616	—	—	—	919	—	—	919
Stock options exercised	—	—	3,463	—	—	—	12	—	—	12
Tax benefit on stock options exercised	—	—	—	—	—	—	7	—	—	7
Stock compensation	—	—	—	—	—	—	1,686	—	—	1,686
Stock issued in lieu of director fees	—	—	2,222	—	—	—	20	—	—	20

Balance at December 31, 2006	100	$—	39,405,993	$39	—	$—	$112,350	$(275,943)	$(511)	$(164,065)

Net income	—	—	—	—	—	—	—	22,519	—	22,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	177	177

Comprehensive income										22,696
Sale of common stock	—	—	6,115	—	—	—	87	—	—	87
Stock issued for acquisitions	—	—	38,109	—	—	—	500	—	—	500
Sale of common stock in initial public offering	—	—	3,009,475	3	—	—	42,713	—	—	42,716
Stock options exercised	—	—	586,831	1	—	—	3,949	—	—	3,950
Tax benefit on stock options exercised	—	—	—	—	—	—	1,759	—	—	1,759
Stock compensation	—	—	—	—	—	—	6,169	—	—	6,169
Conversion of preferred stock to
Class A common stock	(100)	—	—	—	100	—	—	—	—	—

Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	23,519	—	23,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(863)	(863)

Comprehensive income										22,656
Issuance of common stock under the employee stock purchase plan	—	—	82,736	—	—	—	712	—	—	712
Stock options exercised	—	—	59,311	—	—	—	277	—	—	277
Issuance of restricted stock awards, net	—	—	285,650	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	—	—	—	—	64	—	—	64
Tax deficiency from other stock option activity	—	—	—	—	—	—	(93)	—	—	(93)
Stock compensation	—	—	—	—	—	—	8,762	—	—	8,762

Balance at December 31, 2008	—	$—	43,474,220	$43	100	$—	$177,249	$(229,905)	$(1,197)	$(53,810)

See accompanying notes to consolidated financial statements.

DELTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise applications software and related services designed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate complex business processes around the engagement, execution, and delivery of projects. Deltek’s software enables them to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements.

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

After deducting the payment of underwriters’ discounts and commissions and offering expenses, the net proceeds to the Company from the sale of shares in the offering were $42.6 million. The net proceeds from the offering were used to repay a $25.0 million balance on the revolving credit facility and to make a $17.6 million prepayment on the outstanding term loan.

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

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In rare situations in which the services are deemed essential to the functionality of the software in the customer’s environment, the Company recognizes the software and services revenue together in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

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

Software license fee revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when these channels complete the sale and the Company delivers the software products.

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

Cash and Cash Equivalents

The Company has concluded that its liquid investments qualify as cash and cash equivalents since they consist of money market fund investments that are readily convertible into cash and have maturity terms of three months or less that present an insignificant risk of change in value. In addition, the investments have a net asset value equal to $1.00, with no withdrawal restrictions and with no investments in auction rate securities.

The balance of the Company’s money market funds investments (in thousands) were as follows:

	Year Ended December 31
	2008	2007
Cash	$—	$2,344
Money Market Fund Investments	35,788	14,747

Total Cash and Cash Equivalents	$35,788	$17,091

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

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2008 the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base and credit losses have generally been within the Company’s estimates.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). The effect of adopting SFAS 157 did not have a material impact on the Company’s financial statements. SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. As of December 31, 2008, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by SFAS No. 157.

Financial instruments are defined as cash, evidence of an ownership interests in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money-market accounts on a short-term basis, are carried at fair market value. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although, there is no active market for the debt, the Company has determined that the carrying value of its debt approximates fair value due to the variable interest which resets every one to three months. The estimated fair value of the Company’s debt at December 31, 2008 and December 31, 2007 was $192.8 million and $193.3 million, respectively. As of December 31, 2008 and 2007, the Company had no derivative financial instruments. The Company’s policy is to record derivative instruments at fair value with changes in value recognized in earnings during the period of change.

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

Foreign Currency Translation and Transactions

The Company’s consolidated financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation (“SFAS 52”). For all operations outside the United States, assets and liabilities are translated in U.S. Dollars at the current rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded in “Accumulated Other Comprehensive Deficit,” a separate component of stockholders deficit. Foreign currency transactions are denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss) and are recorded in “Other (Expense) Income, Net.”

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

Amortization of capitalized development costs begins once the products are available for general release. Amortization is determined on a product-by-product basis using the greater of a ratio of current product revenue to projected current and future product revenue, or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally four years. Software development costs of $349,000, $412,000, and $856,000 were capitalized for the fiscal years 2008, 2007, and 2006, respectively. Amortization of capitalized software was $1.3 million, $1.5 million, and $1.8 million for the same respective periods. All other research and development costs are expensed as incurred.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and our other indefinite-lived intangible assets are not amortized, but instead tested for impairment at least annually. Accordingly the Company performs impairment tests as of December 31 of each year. No impairment of goodwill or other indefinite-lived intangible assets were recorded based upon these tests as of December 31, 2008, 2007, or 2006, as the Company determined that the fair value of these assets exceeded their carrying value.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the years ended December 31, 2008, 2007, and 2006.

Debt Issuance Costs

Costs incurred in connection with securing the Company’s credit facility and debentures are capitalized and recorded as “Prepaid Expenses and Other Current Assets” and “Other Assets” on the consolidated balance sheets. The debt issuance costs are amortized and reflected in “Interest Expense” over the respective lives of the loans using the effective interest method.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123, supersedes APB Opinion No. 25, and began recognizing stock-based compensation expense in its statement of operations using the “modified prospective” transition method. SFAS 123R which requires the measurement of cost of employee services received in exchange for an award of equity instruments, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”) based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award.

Income Per Share

Net income per share is computed under the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock, and shares from the Employee Stock Purchase Plan.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31
	2008	2007	2006
Basic earnings per share computation:
Net income (A)	$23,519	$22,519	$15,298

Weighted average common shares–basic (B)	43,120,922	40,036,600	39,331,894

Basic net income per share (A/B)	$0.55	$0.56	$0.39

Diluted earnings per share computation:
Net income (A)	$23,519	$22,519	$15,298

Shares computation:
Weighted average common shares—basic	43,120,922	40,036,600	39,331,894
Effect of dilutive stock options, restricted stock, and ESPP	1,158,897	1,580,807	930,346

Weighted average common shares–diluted (C)	44,279,819	41,617,407	40,262,240

Diluted net income per share (A/C)	$0.53	$0.54	$0.38

For the years ended December 31, 2008 and 2007, options to purchase 4,158,873 and 1,129,350 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, the Company has elected not to adopt the fair value provisions in SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of SFAS 141R, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of SFAS 141R.

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the

Company’s financial statements. FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008, or January 1, 2009 for Deltek. The Company is in the process of evaluating the impact of the provisions to be adopted in 2009.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not have an impact on our current accounting practices.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of this Staff Position. The Company is in the process of evaluating the impact of the provisions to be adopted in 2009.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and therefore was effective for the Company at September 30, 2008. The Company currently does not have any financial assets in a market which is inactive.

In November 2008 EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. This Issue clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7 defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with FAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. The Company will apply the guidance in EITF 08-7 prospectively to intangible assets acquired after the effective date of EITF 08-7. The Company does not expect the adoption of EITF 08-7 to have a material impact on our consolidated financial statements.

2.    RECAPITALIZATION

In April 2005, the Company underwent a leveraged recapitalization and change of control transaction with an investor group which consists of New Mountain Partners II, L.P., Allegheny New Mountain Partners, L.P.,

and New Mountain Affiliated Investors II, L.P. (collectively “New Mountain Funds”). During 2005, as part of the recapitalization, all vested Stock Appreciation Rights (“SARs”) as of April 30, 2005 were paid out at the established market value of $36.10 for a total of $31.0 million.

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

The following summarizes the balance of the executive SAR payment liability at December 31, 2008 and December 31, 2007 (in thousands):

Executive SAR payment liability at January 1, 2007	$495
Cash payments made in 2007:	(360)

Executive SAR payment liability at December 31, 2007	135
Cash payments made in 2008:	(135)

Executive SAR payment liability at December 31, 2008	$—

In addition to the SAR payments above, the Company agreed to convert employee unvested SARs outstanding into employee retention bonuses, which vest and are being expensed over the four-year vesting period beginning May 2005. The total remaining value of these bonuses, after amounts forfeited, at December 31, 2008, was $644,000. Of this amount, $658,000, $724,000, and $807,000 was expensed for 2008, 2007, and 2006, respectively, for these retention bonuses and classified in the income statement consistent with related employee labor. Of the amounts expensed, $431,000 and $516,000 for employee retention payments remained outstanding as of December 31, 2008 and 2007, respectively, and included in “Accounts Payable and Accrued Expenses.”

Pursuant to the terms of the recapitalization, the Company is obligated to make a payment to the selling stockholders equal to the amount of income taxes that the Company would be required to pay, but for the availability of deductions related to the SAR payments made in connection with the transaction. The amount and timing of the additional payments to the selling stockholders, which was estimated as of December 31, 2005 to be $12.4 million, are contingent on the use and timing of the SAR deductions to offset cash payments that would otherwise be made for income taxes. During 2007 and 2006, $4.8 million and $7.0 million, respectively, of this amount was paid to the selling stockholders and the remaining obligation of $317,000, included in “Accrued Liability for Redemption of Stock in Recapitalization” as of December 31, 2008 is expected to be paid during 2009.

3.    BUSINESS ACQUISITIONS

MPM

On August 29, 2008, the Company acquired certain assets and operations of Planview, Inc.’s MPM solution (“MPM”). The results of MPM have been included in the consolidated financial statements since the acquisition date. MPM is an earned value management (“EVM”) software application used by government contractors and agencies to meet the complex compliance requirements for their programs issued by the U.S. Federal Government.

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

The aggregate purchase price, net of $602,000 in cash acquired, was $1.2 million and included cash payments through September 30, 2007 of $1.8 million. The Company has entered into retention arrangements with the two principal WSTP stockholders totaling $450,000 if the individuals are employed on the eighteen-month anniversary of the acquisition. This amount was paid in the fourth quarter of 2008 and was previously being expensed as the requisite services were provided.

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

The aggregate purchase price was $5.9 million and included cash payments through September 30, 2008 of $5.9 million, common stock valued at $500,000 and direct acquisition costs of $91,000. The value of the 38,109 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As part of the acquisition, the Company is required to pay additional cash consideration of up to $1.0 million contingent on AIM consulting services revenue meeting specified levels by April 30, 2008. As of September 30, 2008, the contingency had been satisfied and the additional $1.0 million in consideration was paid. The Company entered into retention arrangements with the two AIM stockholders totaling $500,000 if the individuals are employed on the one-year anniversary of the acquisition. This amount was expensed as the requisite services were provided, and was paid during second quarter of 2008.

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

The aggregate purchase price, net of $685,000 in cash acquired, was $17.7 million and included cash payments through December 31, 2008 of $18 million, common stock valued at $548,000, and direct acquisition costs of $563,000. The value of the 69,254 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”

As a part of the purchase agreement, the Company is required to pay additional cash consideration of up to $2.0 million if certain operational and software license fee revenue goals were met during 2006. During 2006, the Company recorded $1.3 million of consideration associated with the resolution of these goals. In December 2008, the Company paid $500,000, of which $250,000 was additional consideration and the remaining amount was accrued for at December 31, 2007, as full settlement of the operational and software license goals.

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

4.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	Year Ended December 31
	2008	2007
Accounts receivable–billed	$47,695	$51,079
Accounts receivable–unbilled	2,247	7,450
Allowance for doubtful accounts and sales allowances	(2,195)	(2,866)

Total	$47,747	$55,663

Activity in the allowance for doubtful accounts for the fiscal years ended December 31, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31
	2008	2007
Allowance for doubtful accounts
Beginning balance	$2,866	$1,960
Provision for doubtful accounts–sales allowances	764	1,445
Provision for doubtful accounts–credit losses	259	974
Foreign currency translation adjustments	27	—
Charges against allowance	(1,721)	(1,513)

Ending balance	$2,195	$2,866

5.    PROPERTY AND EQUIPMENT

The components of “Property and Equipment, Net” consisted of the following (in thousands):

	Year Ended December 31
	2008	2007
Furniture and equipment	$3,562	$3,509
Computer equipment	11,711	10,636
Software	9,949	7,765
Leasehold improvements	4,105	3,686

Total	29,327	25,596
Less–accumulated depreciation and amortization	(14,688)	(12,021)

Furniture, equipment, and leasehold improvements, net	$14,639	$13,575

Depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 was $4.5 million, $3.3 million, and $2.5 million, respectively.

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	Year Ended December 31
	2008	2007
Prepaid software maintenance and royalties	$3,071	$1,314
Prepaid insurance	811	804
Debt placement costs	788	793
Prepaid conferences and events	235	645
Prepaid rent	616	551
Others	1,353	2,997

Total	$6,874	$7,104

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The value of goodwill is primarily derived from the acquisitions of MPM in August 2008, WSTP in May 2007, AIM in April 2007, C/S Solutions in July 2006, Welcom in March 2006, Wind2 in October 2005 and Semaphore Inc. in 2000. It also includes the acquisition of certain assets of A/E Management in 2000. The Company amortized goodwill until January 1, 2002. In accordance with SFAS 142, the Company discontinued amortization of its goodwill beginning January 1, 2002. Per the guidelines of SFAS 142, the Company performed tests for goodwill impairment as of December 31, 2008, 2007, and 2006 and determined that there was no impairment of goodwill as the Company assessed its fair value and determined the fair value exceeded the carrying value.

The following table represents the balance and changes in goodwill for the years ended December 31, 2008 and 2007 (in thousands):

Balance as of January 1, 2007	44,519
Welcom acquisition	(262)
Welcom acquisition–adoption of FIN 48	635
AIM acquisition	4,351
WSTP acquisition	788
Foreign currency translation adjustments	51

Balance as of December 31, 2007	$50,082
AIM acquisition	450
MPM acquisition	7,820
Welcom acquisition	250
Welcom tax adjustments	(769)
Foreign currency translation adjustments	(179)

Balance as of December 31, 2008	$57,654

In 2008 the increase to goodwill associated with the AIM acquisition was due to an accrual in the first quarter of 2008 of an additional $450,000 liability for contingent consideration. In the third quarter of 2008, the Company acquired MPM and recorded $7.8 million of goodwill associated with the transaction. The decrease in goodwill associated with the Welcom purchase was due to a change in the third quarter of 2008 in the valuation allowance of the purchased deferred tax asset, see Note 12 for additional information. In the fourth quarter of 2008, the Company paid and recognized $250,000 in consideration associated with goals set forth in the Welcom purchase agreement.

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

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized Intangible Assets
Customer relationships	$19,710	$(8,380)	$11,330	7.1 years
Developed software	8,646	(7,121)	1,525	3.5 years
Tradename and non-compete	322	(281)	41	3.0 years

Total	$28,678	$(15,782)	$12,896
Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500	Indefinite

Total	$33,178	$(15,782)	$17,396

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized Intangible Assets
Customer relationships	$12,323	$(5,638)	$6,685	7.2 years
Developed software	7,535	(5,403)	2,132	3.3 years
Tradename and non-compete	322	(207)	115	3.0 years

Total	$20,180	$(11,248)	$8,932
Unamortized Intangible Assets
Tradename	$4,200	$—	$4,200	Indefinite

Total	$24,380	$(11,248)	$13,132

Amortization expense consisted of the following (in thousands):

	Year Ended December 31
	2008	2007	2006
Included in cost of revenue:
Cost of software license fees	$1,355	$1,712	$1,144
Cost of consulting services	78	59	—

Total included in cost of revenue	1,433	1,771	1,144
Included in operating expenses:	3,127	2,706	2,649

Total	$4,560	$4,477	$3,793

As of December 31, 2008, the estimated future amortization expense is summarized in the table below as follows (in thousands):

Years Ending December 31
2009	$4,435
2010	3,114
2011	2,340
2012	1,490
2013	845
Thereafter	672

Total	$12,896

In accordance with SFAS 144, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the years ended December 31, 2008, 2007, and 2006.

8.    DEFERRED REVENUES

The Company has deferred revenues related to software license fees, services and maintenance. Deferred services and deferred maintenance generally result when the Company has received payment for services and maintenance and support that have not yet been performed. The related revenues are deferred until the services have been performed. Deferred software license fee revenues generally result when one or more software products included in a multiple-element arrangement have not been delivered.

The current portion of deferred revenues consisted of the following (in thousands):

	Year Ended December 31
	2008	2007
Deferred software license fee revenues	$275	$264
Deferred consulting services revenues	4,680	7,471
Deferred maintenance and support revenues	16,317	14,311
Deferred other revenues	24	–

Total	$21,296	$22,046

The Company also had $691,000 and $827,000 of deferred software revenue at December 31, 2008 and 2007, respectively, included in “Other Long-Term Liabilities.”

9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	Year Ended December 31
	2008	2007
Accrued wages and other employee benefits	$11,727	$10,475
Accrued bonuses and commissions	5,425	6,328
Accounts payable	2,458	4,209
Deferred rent, current	792	621
Other accrued expenses	8,332	11,677

Total	$28,734	$33,310

10.    DEBT

The Company maintains a credit agreement, as amended, with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). The Credit Agreement provided for a $215.0 million term loan that matures on April 22, 2011 and a $30.0 million revolving credit facility that matures on April 22, 2010. As of December 31, 2008 and 2007 the outstanding amount of the term loan is $192.8 million and $193.3 million, respectively, with interest at 2.5% and 7.3%, respectively, and there were no borrowings outstanding under the revolving credit facility. The term loan accrues interest at either 2.25% or 2.00% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO Rate”), depending on the Company’s leverage ratio, as defined in the Credit Agreement. The revolving credit facility accrues interest at either 2.00% or 1.00%, depending on the type of borrowing.

In addition to scheduled principal payments, the Credit Agreement also requires mandatory prepayments of the term loan from annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. Upon completion of the initial public offering in the fourth quarter of 2007, the Company made a prepayment on the term loan in the amount of $17.6 million. This payment included the scheduled principal payments per the Credit Agreement through September 30, 2008. The Company made a scheduled principal payment of $498,000 on December 31, 2008 and on or before March 31, 2009 the Company will make another scheduled principal payment of $498,000 and a mandatory prepayment of $9.7 million from its annual excess cash flow. This payment will be applied against the scheduled principal payments for a twelve month period. A principal payment will be due on June 30, 2010 in the amount of $478,000. At the end of each of the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, a scheduled principal payment of $45.5 million will be due, with an equal installment representing the balance due on April 22, 2011, the final maturity date.

Following completion of the initial public offering in November 2007, the Company paid $25.0 million to reduce the balance outstanding at that time of the revolving credit facility to zero. At December 31, 2008, the entire amount of $30.0 million under the revolving credit facility remained available.

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants. The Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guarantee obligations, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends. The Company was in compliance with all covenants as of December 31, 2008.

Costs incurred in connection with securing the Credit Agreement were $7.1 million. The debt issuance costs are being amortized and reflected in “Interest Expense” over the respective lives of the loans. These costs are accelerated to the extent that any prepayment is made on the term loan.

The current portion of the unamortized debt issuance costs is reflected as “Prepaid and Other Current Assets” in the consolidated balance sheets and was $788,000 and $793,000, as of December 31, 2008 and 2007, respectively. The noncurrent portion of the unamortized debt issuance costs for those same periods of $846,000 and $1.6 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets. During the year ended December 31, 2008, 2007, and 2006, $793,000, $1.1 million, and $3.1 million of costs were amortized, respectively, and reflected in “Interest Expense.” The December 31, 2007 amount included $233,000 of accelerated amortization of debt issuance costs as a result of the Company’s prepayment on the term loan in the fourth quarter of 2007.

Debt consisted of the following (in thousands):

	Year Ended December 31
	2008	2007
Secured credit agreement
Term loan	$192,815	$193,313
Current portion of term loan	(10,154)	(498)

Long-term debt	$182,661	$192,815

At December 31, 2008 and 2007, the Company was contingently liable under open standby letters of credit issued by the Company’s banks in favor of third parties. See Note 17 for additional information.

11.    EMPLOYEE BENEFITS

401(k) Plan—The Company has a 401(k) plan covering all eligible employees. Employees are eligible to participate on their first day of employment, but are not eligible for the Company contribution until the first month following three full months of employment. Company contributions vest ratably over three years. The Board of Directors approved a discretionary contribution of 4% of eligible compensation for 2008, 2007 and 2006. The Company’s contribution for 2008, 2007 and 2006 was approximately $3.3 million, $2.6 million, and $2.5 million, respectively.

12.    INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31
	2008	2007	2006
Current:
Federal	$11,690	$14,544	$6,933
State	2,507	3,035	940
Foreign	724	362	222

Total current	$14,921	$17,941	$8,095

Deferred:
Federal	(2,194)	(2,006)	1,690
State	(455)	(403)	184
Foreign	322	(55)	—

Total deferred	(2,327)	(2,464)	1,874

Provision for income taxes	$12,594	$15,477	$9,969

The reported expense or benefit for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31
	2008		2007		2006
Expense at statutory rate	$12,639	35.0%	$13,299	35.0%	$8,844	35.0%
Change resulting from:
State taxes, net of federal benefit	1,174	3.3%	1,736	4.6%	1,171	4.6%
Domestic production activities deduction	(1,110)	-3.1%	(746)	-2.0%	(74)	-0.3%
Research and development tax credit	(757)	-2.1%	—	0.0%	(483)	-1.9%
Foreign tax rate differential	250	0.7%	297	0.8%	144	0.6%
Change in valuation allowance	(569)	-1.6%	569	1.5%	—	0.0%
Non deductible items	707	2.0%	433	1.1%	304	1.2%
Other	260	0.7%	(111)	-0.3%	63	0.3%

Total	$12,594	34.9%	$15,477	40.7%	$9,969	39.5%

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities for 2008 and 2007 (in thousands):

	Year Ended December 31
	2008	2007
Deferred tax assets:
Employee compensation and benefits	$7,704	$4,451
Allowances and other accrued liabilities	1,250	1,116
Deductible goodwill and purchased intangible assets	2,096	1,542
Deferred revenue	1,917	2,178
Foreign net operating loss carryforwards	299	1,128
Deferred rent	1,001	1,189
Other	135	1

Total deferred tax assets	$14,402	$11,605

Deferred tax liabilities:
Depreciation	(1,222)	(33)
Software development costs	(1,032)	(1,241)
Acquired intangibles	(2,545)	(3,277)
Other	(843)	(545)

Total deferred tax liabilities	(5,642)	(5,096)

Net deferred tax asset before allowance	8,760	6,509
Valuation allowance	—	(1,128)

Net deferred tax asset	$8,760	$5,381

As of December 31, 2008, the Company had $1.1 million of foreign net operating losses which can be carried forward indefinitely under current local tax laws.

U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-U.S. subsidiaries because such earnings are considered to be reinvested indefinitely outside the U.S., and it is not practicable to estimate the amount of tax that may be payable upon distribution.

Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not that some portion or all of the deferred tax asset will not be realized. Therefore, a valuation allowance of

$599,000 was recorded in 2006 with respect to the foreign net operating losses due to the history of losses and uncertainty of future income. Because these foreign net operating losses pertained to tax periods prior to the Company’s acquisition of these foreign operations the $599,000 was recorded against Goodwill. During 2007 the valuation allowance was increased by $569,000 for additional losses incurred in these foreign operations. In addition, the valuation adjustment was reduced by $40,000 to reflect a change in the foreign jurisdiction’s statutory tax rate. This adjustment was recorded against Goodwill. During 2008, the Company performed a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under the Company’s control. Based on the Company’s analysis, it made certain changes to its transfer pricing agreements. As a result of this change in geographic distribution of income during the third quarter of 2008, the Company released all of the valuation allowance it had previously recorded because the Company determined that it was more likely than not that the Company would be able to realize the tax benefits associated with its foreign losses. Of the $1.1 million valuation allowance the Company released in 2008, $559,000 was recorded against goodwill and the remaining $569,000 was recorded in the profit and loss statement. The Company believes no valuation allowance is required related to the remaining foreign losses.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2008	2007
Balance at January 1	$435,000	$269,000
Increases/(decreases) for tax positions taken during prior period	23,000	(87,000)
Increases for tax positions taken during current period	391,000	253,000

Balance at December 31	$849,000	$435,000

During the twelve months ended December 31, 2008 the Company established an additional liability under FIN 48 of $414,000 which included a $189,000 increase associated with certain research and development tax credits acquired from WST Corporation. The liability also increased by $38,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At December 31, 2008, the Company has recorded a liability under FIN 48 of $849,000 plus interest and potential penalties of $108,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”. As of December 31, 2007, the Company had $435,000 of unrecognized tax benefits, which if recognized would primarily be a reduction to goodwill. As of December 31, 2008, the Company had $849,000 of unrecognized tax benefits, of which, if recognized, $225,000 would affect income tax expense and

$624,000 would primarily be a reduction to goodwill. Subsequent to the adoption of SFAS 141R, on January 1, 2009, liabilities settled for lesser amounts will primarily affect income tax expense in the period of reversal. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2005. Currently, the Company is under audit in the Philippines for the tax periods ending December 31, 2007, 2006, and 2005.

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

14.    STOCK BASED COMPENSATION

Stock Incentive Plans—The Company maintained a stock option plan (the “2005 Plan”) pursuant to which the Company was authorized to grant options to purchase up to 6,310,000 shares of common stock to directors and employees.

In April 2007, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2007 Plan”) that provides for the ability of the Company to grant up to 1,840,000 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Dividend Equivalent Rights, Performance Units, Performance Shares, Performance-based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan shall be increased automatically on January 1 of each year commencing on January 1, 2008, in an amount equal to 3% of the total number of shares of the Company issued and outstanding on December 31 of the immediately preceding calendar year unless otherwise reduced by the Board of Directors. Options and awards issued under the 2007 Plan are not subject to the same stockholders’ agreement as the 2005 Plan which restricts how and when shares may be sold. Concurrent with the approval of the 2007 Plan, the 2005 Plan was terminated for purposes of future grants.

Upon adoption of SFAS 123R, the Company selected the Black-Scholes-Merton option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value of the Company stock on the date of grant was determined by the Company’s Board of Directors or, subsequent to December 2006, the Compensation Committee (or its authorized member(s)) in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” prior to the Company’s stock becoming publicly traded in November 2007. Expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined under the simplified calculation as provided by SEC’s Staff Accounting Bulletin No. 107, Share Based Payments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. Certain options granted to the Board of Directors vest over one year. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3, as Amended (“FSP 123(R)-3”). At December 31, 2008 there were 777,000 options available for future grant under the 2007 Plan.

Under the 2005 Plan, each option holder is required to execute a stockholders’ agreement, among other conditions, prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. In accordance with the stockholders’ agreement, stockholders which are party to the agreement are entitled to participate proportionately in an offering of common stock by New Mountain Funds. Stockholders can only sell in conjunction with such an offering by New Mountain Funds and not at any other time. If the number of shares of common stock which the option holder is entitled to sell in the offering exceeds the number of shares of common stock held by the option holder, any options held by the option holder (including unvested options) may be exercised to the extent of the excess. A stockholder may choose any combination of shares and options (if vested) in determining the securities the stockholder will sell in the public or private offering. Any unvested options may only be exercised to the extent there is an amount of securities that such stockholder may sell that has not been covered by shares or vested options. Options not sold in the offering continue to be subject to normal vesting requirements.

Under the 2007 Plan, executives, senior vice presidents, and holders of 100,000 or more shares of common stock or options may only sell in conjunction with a sale of shares by New Mountain Funds (and up to the same proportion as New Mountain Funds) until New Mountain Funds owns less than 15% of the Company’s outstanding capital stock. In addition, these individuals may be required by New Mountain Funds to participate in such a sale and to vote in favor of such a transaction if stockholder approval is required.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Year Ended December 31
	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	58.0%	50.0%	50.0%
Risk-free interest rate	1.9%-3.6%	3.4%-4.8%	4.5%-5.0%
Expected life (in years)	6	6	6

The following table presents the stock-based compensation expense for stock options and restricted stock included in the related financial statement line items (in thousands):

	Year Ended December 31
	2008	2007	2006
Included in cost of revenue:
Cost of consulting services	$1,567	$1,004	$138
Cost of maintenance and support services	14	333	22

Total included in cost of revenue	1,581	1,337	160
Included in operating expenses:
Research and development	1,822	1,230	462
Sales and marketing	1,720	1,220	366
General and administrative	3,357	2,347	698

Total included in operating expenses	6,899	4,797	1,526

Total	$8,480	$6,134	$1,686

The stock based compensation expense recorded in 2008 related to stock options and restricted stock. Restricted stock expense included in the above table was $263,000 for the year ended December 31, 2008. There was no restricted stock expense for the years ended December 31, 2007 and 2006. The stock-based compensation expense recorded in 2007 and 2006 related to stock options accounted for as equity awards. Additionally, in 2006, the Company also recorded $20,000 related to vested stock issued in lieu of directors’ fees. The Company recognized $3.3 million, $2.5 million, and $9,000, in tax benefits related to the stock-based compensation expense for the years ended December 31, 2008, 2007, and 2006, respectively.

Stock Options—The following table summarizes the activity of all the Company’s stock option plans from January 1, 2006 to December 31, 2008:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2006	3,003,710	$3.94
Options granted	1,639,696	10.28
Options forfeited	(38,105)	3.61
Options exercised	(3,463)	3.61

Options outstanding at December 31, 2006	4,601,838	6.20
Options granted	2,456,350	14.85
Options forfeited	(143,933)	9.36
Options exercised	(586,831)	6.73

Options outstanding at December 31, 2007	6,327,424	9.44
Options granted	1,343,315	10.58
Options forfeited	(873,569)	13.17
Options exercised	(59,311)	4.70

Options outstanding at December 31, 2008	6,737,859	$9.21

The weighted average grant date fair value of all options granted was $5.65, $8.31, and $5.58 for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, options to purchase 1,343,315 shares of common stock were granted, with an aggregate grant date fair market value of $7.6 million

The total intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $271,000, $6,573,000 and $23,000, respectively. Intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. In addition, the total cash received for options exercised was approximately $277,000, $3,950,000 and $12,000 during 2008, 2007 and 2006, respectively. The stock options exercised during 2007 and 2006 were issued from previously authorized common stock.

The following table summarizes stock option vesting activity for the years ended from January 1, 2006 to December 31, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested shares as of January 1, 2006	3,003,710	$1.35
Options granted	1,639,696	5.58
Options forfeited	(38,105)	1.40
Options vested	(749,195)	1.35

Nonvested shares as of December 31, 2006	3,856,106	3.15
Options granted	2,456,350	8.31
Options forfeited	(143,933)	4.92
Options vested	(1,134,150)	2.94

Nonvested shares as of December 31, 2007	5,034,373	5.66
Options granted	1,343,315	5.65
Options forfeited	(760,522)	7.16
Options vested	(1,723,171)	4.39

Nonvested shares as of December 31, 2008	3,893,995	$5.68

As of December 31, 2008, compensation cost related to nonvested stock options not yet recognized in the income statement was $14.9 million and expected to be recognized over an average period of 2.47 years.

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of December 31, 2008 (in thousands, except share data):

	Stock Options Exercisable	Stock Options Vested and Expected to Vest
Stock options outstanding	2,843,864	6,354,466
Weighted average exercise price	$7.08	$9.07
Aggregate intrinsic value	$3.33	$4.60
Weighted average remaining contractual life (in years)	7.22	7.79

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

In November 2007, the Compensation Committee of the Board of Directors modified the exercise price of certain stock options granted to 11 employees in October 2007. This modification resulted in an increase of approximately $227,000 in total compensation expense attributable to the award, recognized over the remainder of the requisite service period of four years.

Restricted Stock—During the year ended December 31, 2008, the company issued 303,000 shares of restricted stock. The aggregate grant date fair value was $2.2 million and is recognized as expense on a straight-line basis over the requisite service period of the awards, which is also the four year vesting period. The company’s restricted stock awards are accounted for as equity awards. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant. The Company did not grant any restricted stock prior to February 2008.

Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights and to receive any dividends declared. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock unit activity for the year ended December 31, 2008 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term
Nonvested units as of January 1, 2007	—	$—
Units granted	303,000	7.11
Units forfeited	(17,350)	9.95
Units vested	—	—

Nonvested units as of December 31, 2008	285,650	6.93	3.6

Units expected to vest as of December 31, 2008	224,346

As of December 31, 2008, there was $1.4 million of unrecorded compensation cost for restricted stock not yet recognized in the income statement which is expected to vest and be recognized over an average period of 3.46 years. The intrinsic value of the restricted stock awards outstanding at December 31, 2008 is $1.3 million calculated as the market value of the Company’s stock on December 31, 2008.

Employee Stock Purchase Program—In April 2007, the Company’s Board of Directors adopted the ESPP to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. The ESPP was effective when the Company completed an initial public offering of its common stock. Employees contribute to the plan during six-month offering periods that begin on March 1st and September 1st of each year. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower.

Compensation expense for the ESPP is recognized in accordance with SFAS 123R. For the year ended December 31, 2008, the weighted average assumptions used in the Black- Scholes option-pricing model were as follows:

	Year Ended December 31
	2008	2007	2006
Weighted Average Fair Value	$2.90	$3.96	—
Expected volatility	55.0%	50.0%	—
Risk-free interest rate	2.20%	3.86%	—
Expected life (in years)	0.44	0.33	—

ESPP compensation expense for the years ended December 31, 2008 and 2007 was $282,000 and $35,000, respectively. As of December 31, 2008, there was approximately $33,000 of unrecorded compensation cost for the ESPP not yet recognized in the income statement which is expected to be recognized in the first quarter of 2009. The Company recognized $21,000 and $0 in tax benefits related to the ESPP for the years ended December 31, 2008 and 2007, respectively. A total of 82,736 shares were issued under the plan in the year ended December 31, 2008. During 2007, no shares were issued under the ESPP. As of December 31, 2008 there were 667,264 shares available under the plan.

15.    RELATED-PARTY TRANSACTIONS

Pursuant to the recapitalization agreement discussed in Note 2, New Mountain Capital, L.L.C. receives $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital, L.L.C. agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of the initial public offering. The Company therefore did not incur any advisory fee in 2008.

New Mountain Capital, L.L.C. is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In 2008, the Company did not incur any transaction fees to New Mountain Capital, L.L.C.

In 2007, the Company incurred a $1.0 million transaction fee to New Mountain Capital, L.L.C. in connection with its initial public offering. In 2007, the Company also incurred $250,000 in advisory fees. New Mountain Capital, L.L.C. agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods.

In 2006, the Company incurred $500,000 in advisory fees and a $2.0 million transaction fee to New Mountain Capital, L.L.C. The $2.0 million transaction fee to New Mountain Capital, L.L.C. was in connection with the Company’s debt refinancing.

16.    RESTRUCTURING CHARGE

Severance and Benefits

During 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure. As a result of this plan, the Company recorded a charge of $914,000 for severance and severance-related costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). As of December 31, 2008, the Company had no remaining liability.

Facilities

During 2008, the Company recorded charges totaling $66,000 relating to the closure of one office location and the reduction of space at a second office location. All amounts related to these facilities charges have been paid as of December 31, 2008.

Restructuring activities for the year ended December 31, 2008 were as follows:

	Severance & Benefits	Facilities	Total
Restructuring liability as of January 1, 2008	$—	$—	$—

Restructuring charge
First quarter	—	—	—
Second quarter	986	66	1,052
Third quarter	(61)	—	(61)
Fourth quarter	(11)	—	(11)

Total restructuring charge	914	66	980
Cash payments	(914)	(66)	(980)

Restructuring liability as of December 31, 2008	$—	$—	$—

17.    COMMITMENTS AND CONTINGENCIES

Office Space Leases—The Company leases office space under noncancelable operating leases under which a number of the leases contain renewal options and escalation clauses. Rent expense was approximately $7.6 million, $7.1 million, and $5.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Company does not sublease any of its leased space.

As of December 31, 2008, the future minimum operating lease payments are summarized in the table below as follows (in thousands):

Years Ending December 31
2009	$7,161
2010	6,861
2011	5,625
2012	1,416
2013	68
Thereafter	—

Total	$21,131

In accordance with SFAS No. 13, “Accounting for Leases,” the Company recognizes its rent expense on a straight-line basis over the life of the respective lease arrangement regardless of when the payments are due resulting in a deferred rent liability mainly from escalating base rents. At December 31, 2008 and 2007, the long term deferred rent liability was $1.8 million and $2.4 million, respectively.

Other Matters—The Company was involved in a claim and legal proceeding arising from its normal operations. On March 20, 2008, the parties resolved all issues between them, which included agreement to dismiss the legal proceeding with prejudice.

At December 31, 2008 and 2007, the Company was contingently liable under open standby letters of credit issued by the Company’s banks in favor of third parties. These letters of credit primarily relate to real estate lease obligations and totaled $0.9 million and $1.7 million at December 31, 2008 and 2007, respectively. No amounts were outstanding under these instruments at December 31, 2008 or 2007.

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

18.    SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software solutions and implementation services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one consolidated unit based upon software license fee revenues, consulting services, maintenance revenues, and operating costs.

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues are generated from sales outside of the United States. As of December 31, 2008 and 2007, the Company had $1.5 million each year of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2008 and 2007.

19.    SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly supplemental consolidated financial information for 2008 and 2007 are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Total revenues	$69,354	$77,365	$70,950	$71,696
Gross profit	$41,752	$46,812	$45,524	$46,811
Net income	$4,021	$5,423	$8,025	$6,050
Basic income per share	$0.09	$0.13	$0.19	$0.14
Shares used in basic per share computation	43,058	43,104	43,135	43,186
Diluted income per share	$0.09	$0.12	$0.18	$0.14
Shares used in diluted per share computation	44,406	44,244	44,154	43,744
2007
Total revenues	$62,465	$68,358	$70,404	$77,019
Gross profit	$40,704	$39,712	$44,681	$50,072
Net income	$5,104	$4,466	$5,824	$7,125
Basic income per share	$0.13	$0.11	$0.15	$0.17
Shares used in basic per share computation	39,408	39,440	39,450	41,828
Diluted income per share	$0.12	$0.11	$0.14	$0.16
Shares used in diluted per share computation	40,904	41,155	41,102	43,281

No cash dividends have been declared or paid in any period presented.

20.    SUBSEQUENT EVENTS

During the first quarter of 2009, the Company implemented a workforce reduction designed to reduce its internal cost structure in order to increase the Company’s investment in key strategic objectives. The plan includes a reduction in headcount of approximately 40 employees. The Company expects to record approximately $1.5 million of restructuring charges primarily for severance and other related costs in connection with the reduction in workforce.

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
1.1	Form of Underwriting Agreement (5)

2.1	Recapitalization Agreement, effective as of December 23, 2004, by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative (1)

2.2	Amendment No. 1, dated as of March 14, 2005, to the Recapitalization Agreement by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative (1)

2.3	Amendment No. 2, dated as of April 21, 2005, to the Recapitalization Agreement by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative (1)

2.4	Advisory Agreement, dated as of April 22, 2005, between Deltek Systems, Inc. and New Mountain Capital, L.L.C. (1)

2.5	Advisory Fee Waiver Letter, dated as of September 26, 2007, between Deltek, Inc. and New Mountain Capital, L.L.C (5)

3.1	Certificate of Incorporation of Deltek, Inc. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. **

4.1	Specimen Common Stock Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Investor Rights Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc., New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P. and the persons listed on the signature pages thereto (1)

4.4	Management Rights Letter, dated April 22, 2005, between New Mountain Partners II, L.P. and Deltek Systems, Inc. (1)

4.5	Management Rights Letter, dated April 22, 2005, between Allegheny New Mountain Partners, L.P. and Deltek Systems, Inc. (1)

4.6	Amendment No. 1 to Investor Rights Agreement, dated as of August 10, 2007 (2)

9.1	Shareholders’ Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the deLaski Shareholders and the persons listed on the signature pages thereto (and for purposes of Sections 3.3 and 3.4, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) (1)

9.2	Form of Joinder Agreement to Shareholders’ Agreement (1)

9.3	Form of Director Shareholder’s Agreement (1)

9.4	Form of 2005 Optionee Shareholder’s Agreement (2)

9.5	Joinder Agreement to the Shareholder’s Agreement between Kevin T. Parker and Deltek Systems, Inc., dated December 29, 2005 (1)

9.6	Amendment No. 1 to Shareholder’s Agreement between Deltek Systems, Inc. and Joseph M. Kampf, dated September 14, 2006 (1)

Exhibit Number	Description of Documents
9.7	Form of 2007 Optionee Shareholder’s Agreement (2)

9.8	Form of Amendment to Director Shareholder’s Agreement (2)

9.9	Form of Amendment No. 1 to the Shareholder’s Agreement (2)

10.1	Summary of Employee Incentive Compensation Plan (5)

10.2	2007 Stock Incentive and Award Plan (2)

10.3	Amended and Restated 2005 Stock Option Plan (1)

10.4	Deltek, Inc. Employee Stock Purchase Plan (2)

10.5	Executive Employment Agreement between Deltek Systems, Inc. and Kenneth E. deLaski dated April 22, 2005 (1)

10.6	Employment Agreement between Kevin T. Parker and Deltek Systems, Inc., dated June 16, 2005 (1)

10.7	First Stock Option Agreement between Kevin T. Parker and Deltek Systems, Inc., dated September 28, 2006 (1)

10.8	Second Stock Option Agreement between Kevin T. Parker and Deltek Systems, Inc., dated September 28, 2006 (1)

10.9	Employment Offer Letter between James C. Reagan and Deltek Systems, Inc., dated October 6, 2005 (1)

10.10	First Stock Option Agreement between James C. Reagan and Deltek Systems, Inc., dated November 3, 2005 (1)

10.11	Second Stock Option Agreement between James C. Reagan and Deltek Systems, Inc., dated November 3, 2005 (1)

10.12	Employment Offer Letter between David R. Schwiesow and Deltek Systems, Inc., dated May 8, 2006 (1)

10.13	First Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated December 20, 2006 (1)

10.14	Amendment to Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated December 20, 2006 (1)

10.15	Second Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated December 20, 2006 (1)

10.16	Third Stock Option Agreement between David R. Schwiesow and Deltek Systems, Inc., dated January 24, 2007 (1)

10.17	Employment Offer Letter between William D. Clark and Deltek Systems, Inc., dated October 6, 2005 (1)

10.18	First Stock Option Agreement between William D. Clark and Deltek Systems, Inc., dated November 3, 2005 (1)

10.19	Second Stock Option Agreement between William D. Clark and Deltek Systems, Inc., dated November 3, 2005 (1)

10.20	Employment Offer Letter between Richard M. Lowenstein and Deltek Systems, Inc, dated May 26, 2006 (1)

10.21	Employment Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated June 26, 2006 (1)

Exhibit Number	Description of Documents
10.22	First Stock Option Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated December 20, 2006 (1)

10.23	Amendment to Stock Option Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated December 20, 2006 (1)

10.24	Second Stock Option Agreement between Richard M. Lowenstein and Deltek Systems, Inc., dated December 20, 2006 (1)

10.25	Employment Offer Letter between Carolyn J. Parent and Deltek Systems, Inc., dated February 8, 2006 (1)

10.26	First Stock Option Agreement between Carolyn J. Parent and Deltek Systems, Inc., dated December 20, 2006 (1)

10.27	Amendment to Stock Option Agreement between Carolyn J. Parent and Deltek Systems, Inc., dated December 20, 2006 (1)

10.28	Second Stock Option Agreement between Carolyn J. Parent and Deltek Systems, Inc., dated December 20, 2006 (1)

10.29	Employment Offer Letter between Holly C. Kortright and Deltek Systems, Inc., dated September 25, 2006 (1)

10.30	Stock Option Agreement between Holly C. Kortright and Deltek Systems, Inc., dated December 20, 2006 (1)

10.31	Second Stock Option Agreement between Holly C. Kortright and Deltek, Inc., dated May 24, 2007 (2)

10.32	Form of Stock Option Agreement between Eric J. Brehm and Deltek Systems, Inc. (1)

10.33	Notice of First Stock Option Grant between Eric J. Brehm and Deltek Systems, Inc., dated November 3, 2005 (1)

10.34	Notice of Second Stock Option Grant between Eric J. Brehm and Deltek Systems, Inc., dated November 3, 2005 (1)

10.35	Form of Stock Option Agreement between Richard P. Lowrey and Deltek Systems, Inc. (1)

10.36	Notice of First Stock Option Grant between Richard P. Lowrey and Deltek Systems, Inc., dated November 3, 2005 (1)

10.37	Notice of Second Stock Option Grant between Richard P. Lowrey and Deltek Systems, Inc., dated November 3, 2005 (1)

10.38	Stock Option Agreement between Richard P. Lowrey and Deltek, Inc., dated May 24, 2007 (2)

10.39	Stock Appreciation Rights Agreement between Richard P. Lowrey and Deltek Systems, Inc., dated January 31, 2004 (1)

10.40	Amendment to Stock Appreciation Rights Agreement between Richard P. Lowrey and Deltek Systems, Inc., dated May 24, 2004 (1)

10.41	Form of Director Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (1)

10.42	Form of Amendment to Director Stock Option Agreement (1)

10.43	Form of Director Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (one-year vesting) (1)

10.44	Non-Competition Agreement, dated as of February 8, 2006, between Carolyn J. Parent and Deltek Systems, Inc. (1)

Exhibit Number	Description of Documents
10.45	Non-Competition Agreement, dated as of April 22, 2005, between Kenneth E. deLaski and Deltek Systems, Inc. (1)

10.46	Non-Competition Agreement, dated as of April 22, 2005, between Donald deLaski and Deltek Systems, Inc. (1)

10.47	Recourse Promissory Note between Joseph Kampf and Deltek Systems, Inc., dated June 2, 2006 (1)

10.48	Release Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc. and the shareholders listed on the signature pages thereto (1)

10.49	Form of Officer Stock Purchase Agreement (1)

10.50	Form of Director Stock Purchase Agreement (1)

10.51	Form of Share Price Adjustment Agreement (1)

10.52	Director Invitation Letter between Nanci E. Caldwell and Deltek Systems, Inc., dated August 2, 2005 (1)

10.53	Director Invitation Letter between Kathleen deLaski and Deltek Systems, Inc., dated April 3, 2006 (1)

10.54	Director Invitation Letter between Joseph M. Kampf and Deltek Systems, Inc., dated April 3, 2006 (1)

10.55	Director Invitation Letter between Albert A. Notini and Deltek Systems, Inc., dated August 2, 2005 (1)

10.56	Credit Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc., as borrower, the other lenders signatory thereto, and Credit Suisse First Boston, as lender, lead arranger, administrative and collateral agent (1)

10.57	Amendment No. 1 to Credit Agreement, dated as of August 12, 2005, by and among Deltek Systems, Inc., as borrower, the lenders signatory thereto and Credit Suisse, as lender, administrative agent and collateral agent (1)

10.58	Incremental Term Loan Assumption Amendment No. 2 to Credit Agreement, dated as of April 28, 2006 by and among Deltek Systems, Inc., as borrower, the lenders signatory thereto and Credit Suisse, as lender, administrative agent and collateral agent (1)

10.59	Guarantee and Collateral Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the subsidiaries of Deltek Systems, Inc. signatories thereto and Credit Suisse First Boston, as collateral agent (1)

10.60	Supplement No. 1 to Guarantee and Collateral Agreement, dated as of October 3, 2005, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (1)

10.61	Supplement No. 2 to Guarantee and Collateral Agreement, dated as of March 17, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse First Boston as collateral agent (1)

10.62	Supplement No. 3 to Guarantee and Collateral Agreement, dated as of July 24, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (1)

10.63	Consent and Waiver to Credit Agreement, dated as of April 13, 2006 among Deltek Systems, Inc., the lenders signatory thereto and Credit Suisse, as administrative agent for the lenders (1) agent for the lenders (1)

10.64	Subsidiary Trademark Security Agreement, dated as of July 21, 2006 between C/S Solutions, Inc. as subsidiary guarantor and Credit Suisse, as collateral agent (1)

10.65	Subsidiary Trademark Security Agreement, dated as of May 1, 2006 between WST Corporation as subsidiary guarantor and Credit Suisse, as collateral agent (1)

Exhibit Number	Description of Documents
10.66	Subsidiary Trademark Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (1)

10.67	Subsidiary Copyright Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (1)

10.68	Amendment to Employment Agreement between Kevin T. Parker and Deltek, Inc., dated April 7, 2007 (2)

10.69	Amendment to Employment Offer Letter between James C. Reagan and Deltek, Inc., dated May 2, 2007 (2)

10.70	Employment Letter Agreement between Richard P. Lowrey and Deltek, Inc., dated May 2, 2007 (2)

10.71	Employment Letter Agreement between Eric Brehm and Deltek, Inc., dated May 2, 2007 (2)

10.72	Employment Letter Agreement between Carolyn J. Parent and Deltek, Inc., dated May 2, 2007 (2)

10.73	Amendment to Employment Letter Agreement between William D. Clark and Deltek, Inc., dated May 2, 2007 (2)

10.74	Amendment to Employment Letter Agreement between Holly Kortright and Deltek, Inc., dated May 2, 2007 (2)

10.75	Amendment to Employment Letter Agreement between Richard Lowenstein and Deltek, Inc., dated May 2, 2007 (2)

10.76	Amendment to Employment Letter Agreement between David Schwiesow and Deltek, Inc., dated May 2, 2007 (2)

10.77	Third Stock Option Agreement between Kevin T. Parker and Deltek, Inc., dated June 11, 2007 (2)

10.78	Third Stock Option Agreement between James C. Reagan and Deltek, Inc., dated May 24, 2007 (2)

10.79	Fourth Stock Option Agreement between David R. Schwiesow and Deltek, Inc. dated May 24, 2007 (2)

10.80	Third Stock Option Agreement between William D. Clark and Deltek, Inc., dated May 24, 2007 (2)

10.81	Third Stock Option Agreement between Richard M. Lowenstein and Deltek, Inc., dated May 24, 2007 (2)

10.82	Third Stock Option Agreement between Carolyn J. Parent and Deltek, Inc., dated May 24, 2007 (2)

10.83	Stock Option Agreement between Eric J. Brehm and Deltek, Inc., dated May 24, 2007 (2)

10.84	Form of 2007 Plan Option Agreements (2)

10.85	Employment Offer Letter between David Hare and Deltek, Inc., dated September 17, 2007 (3)

10.86	Form of Custody Agreement by and among Deltek, Inc., the selling stockholders signatory thereto and Computershare Inc., as custodian, paying agent and liquidating agent (4)

10.87	Amendment No. 3 to Credit Agreement, dated as of October 30, 2007, by and among Deltek, Inc., as borrower, the lenders signatory thereto, and Credit Suisse, as lender, administrative agent and collateral agent (6)

10.88	Form of Officer Restricted Stock Agreement (7)

10.89	Separation Agreement and Release, dated May 16, 2008, between Deltek, Inc. and James Reagan (8)

10.90	Letter Agreement, dated May 16, 2008, by and among Deltek, Inc., the New Mountain entities and James Reagan (8)

10.91	Employment Offer Letter between Garland T. Hall and Deltek, Inc., dated September 18, 2008**

10.92	Form of 2009 Officers Restricted Stock Agreement**

Exhibit Number	Description of Documents
14.1	Deltek, Inc. Code of Business Conduct and Ethics **

21.1	Subsidiaries of Deltek, Inc. (2)

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm **

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.

(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on August 21, 2007.

(3)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 2, 2007.

(4)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 5, 2007.

(5)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 12, 2007.

(6)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on October 31, 2007.

(7)	Incorporated by reference to exhibit of same number filed with the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on May 15, 2008.

(8)	Incorporated by reference to exhibit of same number filed with the Registrant’s Quarterly Report on Form 10-Q Commission File Number 001-33772) filed on August 14, 2008.

**	Filed herewith