Form 10-Q
period 2009-03-31
DELTEK, INC
filed 2009-05-11
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.001 per share and Class A common stock, par value $0.001, of the registrant outstanding as of May 5, 2009 was 44,274,677 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,952	$35,788
Accounts receivable, net of allowance of $3,303 and $2,195 at March 31, 2009 and December 31, 2008, respectively	39,664	47,747
Deferred income taxes	5,020	4,635
Prepaid expenses and other current assets	8,069	6,874
Income taxes receivable	—	846

TOTAL CURRENT ASSETS	95,705	95,890
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $16,219 and $14,688 at March 31, 2009 and December 31, 2008, respectively	13,849	14,639
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	1,242	1,438
LONG-TERM DEFERRED INCOME TAXES	4,833	4,125
INTANGIBLE ASSETS, NET	16,130	17,396
GOODWILL	57,647	57,654
OTHER ASSETS	2,004	2,130

TOTAL ASSETS	$191,410	$193,272

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$10,154
Accounts payable and accrued expenses	27,776	28,734
Accrued liability for redemption of stock in recapitalization	317	317
Deferred revenues	24,806	21,296
Income taxes payable	674	—

TOTAL CURRENT LIABILITIES	53,573	60,501
LONG-TERM DEBT	182,661	182,661
OTHER TAX LIABILITIES	1,091	1,003
OTHER LONG-TERM LIABILITIES	2,886	2,917

TOTAL LIABILITIES	240,211	247,082
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 44,112,177 and 43,474,220 shares at March 31, 2009 and December 31, 2008, respectively	44	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	179,611	177,249
Accumulated deficit	(227,251)	(229,905)
Accumulated other comprehensive deficit	(1,205)	(1,197)

TOTAL STOCKHOLDERS’ DEFICIT	(48,801)	(53,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$191,410	$193,272

See accompanying notes to condensed consolidated financial statements

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
REVENUES:
Software license fees	$11,226	$17,007
Consulting services	20,066	24,266
Maintenance and support services	30,597	28,065
Other revenues	104	16

Total revenues	61,993	69,354

COST OF REVENUES:
Cost of software license fees	1,388	1,580
Cost of consulting services	17,317	20,163
Cost of maintenance and support services	5,740	5,627
Cost of other revenues	43	232

Total cost of revenues	24,488	27,602

GROSS PROFIT	37,505	41,752

OPERATING EXPENSES:
Research and development	10,871	11,391
Sales and marketing	11,519	12,303
General and administrative	7,905	7,561
Restructuring charge	1,413	—

Total operating expenses	31,708	31,255

INCOME FROM OPERATIONS	5,797	10,497

Interest income	11	257
Interest expense	(1,509)	(3,474)
Other expense, net	(3)	(37)

INCOME BEFORE INCOME TAXES	4,296	7,243
Income tax expense	1,642	3,222

NET INCOME	$2,654	$4,021

EARNINGS PER SHARE
Basic	$0.06	$0.09

Diluted	$0.06	$0.09

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	43,214	43,058

Diluted weighted average shares	43,833	44,406

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,654	$4,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,389	48
Depreciation and amortization	2,859	2,343
Amortization of debt issuance costs	270	198
Stock-based compensation expense	2,011	2,297
Employee stock purchase plan expense	109	67
Restructuring charge, net	529	—
Loss on disposal of fixed assets	6	64
Deferred income taxes	(1,188)	(1,538)

Changes in assets and liabilities:
Accounts receivable, net	6,662	8,338
Prepaid expenses and other assets	(995)	(896)
Accounts payable and accrued expenses	(2,022)	(1,426)
Income taxes payable	1,474	2,522
Excess tax deficiency from stock option exercises	46	—
Other tax liabilities	88	193
Other long-term liabilities	(147)	(110)
Deferred revenues	3,624	4,111

Net Cash Provided by Operating Activities	17,369	20,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(292)	(2,066)
Capitalized software development costs	(150)	—

Net Cash Used in Investing Activities	(442)	(2,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	90	72
Excess tax deficiency from stock option exercises	(46)	—
Proceeds from issuance of stock under employee stock purchase plan	310	305
Offering costs paid for 2007 sale of common stock in initial public offering	—	(275)
Repayment of debt	(10,154)	—

Net Cash (Used In) Provided By Financing Activities	(9,800)	102

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	37	5

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,164	18,273

CASH AND CASH EQUIVALENTS – Beginning of period	35,788	17,091

CASH AND CASH EQUIVALENTS – End of period	$42,952	$35,364

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for acquisition of business	$—	$450

Accrued liability for purchases of property and equipment	$143	$716

Cash paid during the period for:
Interest	$1,243	$4,545

Income taxes	$1,272	$2,040

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
	(unaudited)
Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	23,519	—	23,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(863)	(863)

Comprehensive income										22,656

Issuance of common stock under the employee stock purchase plan	—	—	82,736	—	—	—	712	—	—	712
Stock options exercised	—	—	59,311	—	—	—	277	—	—	277
Issuance of restricted stock awards, net	—	—	285,650	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	—	—	—	—	64	—	—	64
Tax deficiency from other stock option activity	—	—	—	—	—	—	(93)	—	—	(93)
Stock compensation	—	—	—	—	—	—	8,762	—	—	8,762

Balance at December 31, 2008			43,474,220	$43	100		$177,249	$(229,905)	$(1,197)	$(53,810)

Net income	—	—	—	—	—	—	—	2,654	—	2,654
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(8)	(8)

Comprehensive income										2,646

Issuance of common stock under the employee stock purchase plan	—	—	94,557	—	—	—	310	—	—	310
Stock options exercised	—	—	25,000	—	—	—	90	—	—	90
Issuance of restricted stock awards, net	—	—	518,400	1	—	—	(1)	—	—	—
Tax deficiency on stock options exercised	—	—	—	—	—	—	(46)	—	—	(46)
Tax deficiency from other stock option activity	—	—	—	—	—	—	(94)	—	—	(94)
Stock compensation	—	—	—	—	—	—	2,120	—	—	2,120
Payment of income tax withheld on vested restricted stock awards	—	—	—	—	—	—	(17)	—	—	(17)

Balance at March 31, 2009	—	$—	44,112,177	$44	100	$—	$179,611	$(227,251)	$(1,205)	$(48,801)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2009

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2009 and December 31, 2008, the Company’s results of operations and its cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. All references to March 31, 2009 or to the three months ended March 31, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

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

The Company generally sells training services at a fixed rate for each specific training session at a per-attendee price, and revenue is recognized upon the customer attending and completing the training. The Company also sells training on a time-and-materials basis. In situations where customers pay for services in advance of the services being rendered, the related prepayment is recorded as deferred revenue and recognized as revenue when the services are performed.

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

Cash and Cash Equivalents

The Company has concluded that its liquid investments qualify as cash and cash equivalents since they consist of money market fund investments that are readily convertible into cash and have maturity terms of three months or less that present an insignificant risk of change in value. In addition, the investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities.

The balance of the Company’s money market funds investments (in thousands) were as follows:

	Year Ended
	March 31 2009	December 31 2008
Cash	$1,100	$—
Money Market Fund Investments	41,852	35,788

Total Cash and Cash Equivalents	$42,952	$35,788

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At March 31, 2009 the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base and credit losses have generally been within the Company’s estimates.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). The effect of adopting SFAS 157 did not have a material impact on the Company’s financial statements. SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. As of March 31, 2009, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by SFAS No. 157.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, in accordance with SFAS 109, a valuation allowance is required to be recognized if it is believed “more likely than not” that a deferred tax asset will not be fully realized. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 that supersedes APB Opinion No. 25, and began recognizing stock-based compensation expense in its statement of operations using the “modified prospective” transition method. SFAS 123R which requires the measurement of cost of employee services received in exchange for an award of equity instruments, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”), based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of SFAS 141R, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of SFAS 141R. During the first quarter of 2009, the Company did not enter into any business combinations.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of FASB Statement No.13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1 (“FSP 157-1”) and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on the Company’s financial statements. FSP 157-1 and FSP 157-2 collectively delay the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008, and changed the scope of SFAS 157. On January 1, 2009 the Company adopted the provisions in SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter of 2009 did not have an impact on the Company’s financial statements as the Company did not have any fair value measurements of nonfinancial assets and liabilities as of March 31, 2009.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance in FSP 142-3 to useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. During the first quarter of 2009, the Company did not enter into any business combinations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not impact the Company’s computation of earnings per share as the Company did not have any securities that met the definition of participating securities as prescribed in FSP EITF 03-6-1.

In November 2008, EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. This Issue clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7 defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with SFAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During the first quarter of 2009, the Company did not acquire any intangible assets.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). FSP 141(R)-1 amends the guidance in SFAS 141R regarding pre-acquisition contingencies. The guidance in FSP 141(R)-1 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), if the criteria in SFAS 5 were met at the acquisition date. SFAS 141R required pre-acquisition contingencies to be measured at fair value at the date of acquisition. FSP 141(R)-1 is effective for business combinations occurring after January 1, 2009. The Company will apply the guidance in FSP 141(R)-1 prospectively to pre-acquisition contingencies in future acquisitions.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. FSP 157-4 is effective for annual and interim periods ending on or after June 15, 2009. The Company does not expect adoption of FSP 157-4 to have a material impact on its financial results.

3. EARNINGS PER SHARE

Net income per share is computed under the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock, and shares from the ESPP.

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Basic earnings per share computation:
Net income (A)	$2,654	$4,021

Weighted average common shares–basic (B)	43,214,497	43,057,754

Basic net income per share (A/B)	$0.06	$0.09

Diluted earnings per share computation:
Net income (A)	$2,654	$4,021

Shares computation:
Weighted average common shares–basic	43,214,497	43,057,754
Effect of dilutive stock options, restricted stock, and ESPP	618,424	1,348,329

Weighted average common shares–diluted (C)	43,832,921	44,406,083

Diluted net income per share (A/C)	$0.06	$0.09

For the three months ended March 31, 2009 and 2008, options to purchase 4,772,225 and 1,489,450 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Prepaid software maintenance and royalties	$2,851	$3,071
Prepaid insurance	538	811
Debt placement costs	714	788
Prepaid conferences and events	1,260	235
Prepaid rent	631	616
Others	2,075	1,353

Total	$8,069	$6,874

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the three months ended March 31, 2009 (in thousands):

Balance as of January 1, 2009	$57,654
Foreign currency translation adjustments	(7)

Balance as of March 31, 2009	$57,647

The Company performed an annual impairment test for goodwill as of December 31, 2008 and determined that there was no impairment of goodwill as the Company assessed its fair value and determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the three months ended March 31, 2009 that indicate there is an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized Intangible Assets
Customer relationships	$19,707	$(9,250)	$10,457	7.1 years
Developed software	8,645	(7,495)	$1,150	3.6 years
Tradename and non-compete	322	(299)	$23	3.0 years

Total	$28,674	$(17,044)	$11,630

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500	Indefinite

Total	$33,174	$(17,044)	$16,130

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized Intangible Assets
Customer relationships	$19,710	$(8,380)	$11,330	7.1 years
Developed software	8,646	(7,121)	1,525	3.5 years
Tradename and non-compete	322	(281)	41	3.0 years

Total	$28,678	$(15,782)	$12,896

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500	Indefinite

Total	$33,178	$(15,782)	$17,396

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Included in cost of revenue:
Cost of software license fees	$355	$430
Cost of consulting services	20	19

Total included in cost of revenue	375	449
Included in operating expenses:	889	555

Total	$1,264	$1,004

The following table summarizes the estimated future amortization expense for the remaining nine months of 2009 and years thereafter (in thousands):

Years Ending December 31,
2009–remaining	$3,170
2010	3,114
2011	2,340
2012	1,490
2013	845
Thereafter	671

Total	$11,630

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the three months ended March 31, 2009 or March 31, 2008.

6. DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). The Credit Agreement provided for a $215.0 million term loan that matures on April 22, 2011, and a $30.0 million revolving credit facility that matures on April 22, 2010. The Credit Agreement accrues interest at 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO Rate”) for the term loan and 2.50% or 1.50% for the revolving credit facility, depending on the type of borrowing. The spread above the LIBO Rate decreases as the Company’s leverage ratio, as defined in the Credit Agreement, decreases.

The Credit Agreement also requires mandatory prepayments of the term loan from annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. During the first quarter of 2009, the Company made a scheduled principal payment of $498,000 and a mandatory prepayment of $9.7 million from its annual excess cash flow. This payment will be applied ratably against the scheduled principal payments for a twelve month period.

The following table summarizes future principal payments on the Credit Agreement as of March 31, 2009 (in thousands):

Principal Payment
June 30, 2010	$478
September 30, 2010	45,546
December 31, 2010	45,546
March 31, 2011	45,546
April 22, 2011	45,545

Total principal payments	$182,661

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants. The Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of March 31, 2009.

As of March 31, 2009 and December 31, 2008 the outstanding amount of the term loan was $182.7 million and $192.8 million, respectively, with interest at 2.77% and 2.5%, respectively. There were no borrowings under the revolving credit facility at March 31, 2009 and December 31, 2008. At March 31, 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $0.9 million. At March 31, 2009, the available borrowings on the revolving credit facility were $29.1 million.

Costs incurred in connection with securing the Credit Agreement were $7.1 million. The debt issuance costs are being amortized and reflected in “Interest Expense” over the lives of the loans. These costs are accelerated to the extent that any prepayment is made on the term loan.

At March 31, 2009 and December 31, 2008, the current portion of the unamortized debt issuance costs of $714,000 and $788,000, respectively, is reflected as “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $650,000 and $846,000, respectively, is reflected as “Other Assets” in the consolidated balance sheets.

Debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Secured credit agreement
Term loan	$182,661	$192,815
Current portion of term loan	—	(10,154)

Long-term debt	$182,661	$182,661

7. INCOME TAXES

In accordance with SFAS 109, the income tax provision for the three month period ended March 31, 2009 is based on the estimated annual effective tax rate for fiscal year 2009. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The Company’s annual effective tax rate for the three months ended March 31, 2009 was 38.2%.

During the three months ended March 31, 2009, the Company established an additional liability under FIN 48 of $88,000 which included a $55,000 increase associated with certain research and development tax credits, a $21,000 increase associated with certain meals and entertainment expenses as well as $12,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At March 31, 2009, the Company has recorded a liability under FIN 48 of $1.1 million, which includes accrued interest and potential penalties of $121,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2005. Currently, the Company is under audit in the Philippines for the tax periods ending December 31, 2007 and 2006.

8. STOCK BASED COMPENSATION

Stock Incentive Plans—The Company maintained a stock option plan (the “2005 Plan”) pursuant to which the Company was authorized to grant options to purchase up to 6,310,000 shares of common stock to directors and employees.

In April 2007, the Company’s Board of Directors approved a new Stock Incentive and Award Plan (the “2007 Plan”) that provides for the ability of the Company to grant up to 1,840,000 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Dividend Equivalent Rights, Performance Units, Performance Shares, Performance-based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan shall be increased automatically on January 1 of each year commencing on January 1, 2008, in an amount equal to 3% of the total number of shares of the Company issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. Options and awards issued under the 2007 Plan are not subject to the same stockholders’ agreement as the 2005 Plan which restricts how and when shares may be sold. Concurrent with the approval of the 2007 Plan, the 2005 Plan was terminated for purposes of future grants.

Upon adoption of SFAS 123R, the Company selected the Black-Scholes-Merton option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value of the Company stock on the date of grant was determined by the Company’s Board of Directors or, subsequent to December 2006, the Compensation Committee (or its authorized member(s)) in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” prior to the Company’s stock becoming publicly traded in November 2007. Expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined under the simplified calculation as provided by SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. Certain options granted to the Board of Directors vest over one year. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3, as Amended (“FSP 123(R)-3”). At March 31, 2009 there were 1,580,813 options available for future grant under the 2007 Plan.

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

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	69.0%	50.0%
Risk-free interest rate	2.0%	3.1%
Expected life (in years)	6.23	6.24

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2009	2008
Included in cost of revenue:
Cost of consulting services	$403	$378
Cost of maintenance and support services	89	254

Total included in cost of revenue	492	632
Included in operating expenses:
Research and development	502	459
Sales and marketing	374	466
General and administrative	752	807

Total included in operating expenses	1,628	1,732

Total	$2,120	$2,364

Stock Options—The following table summarizes the activity of all the Company’s stock option plans from January 1, 2009 to March 31, 2009, as well as information regarding stock options exercisable and stock options vested and expected to vest at March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted average remaining contractual life (in years)
Options outstanding at January 1, 2009	6,737,859	$9.21
Options granted	79,500	4.07
Options forfeited	(167,110)	12.68
Options exercised	(25,000)	3.61	$18

Options outstanding at March 31, 2009	6,625,249	$9.08

Stock options exercisable at March 31, 2009	3,198,895	$7.78	$1,132	7.13
Stock options vested and expected to vest at March 31, 2009	6,310,306	$8.97	$1,579	7.57

The weighted average grant date fair value of all options granted during the three months ended March 31, 2009 was $2.59. During the three months ended March 31, 2009, options to purchase 79,500 shares of common stock were granted, with a weighted average aggregate grant date fair market value of $206,000. Total cash received for options exercised during the three months ended March 31, 2009 was approximately $90,000. The intrinsic value for stock options exercised in the above table is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

Stock option compensation expense for the three months ended March 31, 2009 and 2008 was $1.8 million and $2.3 million, respectively. As of March 31, 2009, compensation cost related to nonvested stock options not yet recognized in the income statement was $12.9 million and expected to be recognized over an average period of 2.27 years.

Restricted Stock—During the three months ended March 31, 2009, the Company issued 519,000 shares of restricted stock. The aggregate grant date fair value was $2.0 million and is recognized as expense on a straight-line basis over the requisite service period of the awards. Restricted stock awards vest over either a two or four year vesting period. The Company’s restricted stock awards are accounted for as equity awards. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the stockholders are entitled to voting rights and to receive any dividends declared. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock unit activity for the three months ended March 31, 2009 is as follows:

	Number of Units	Weighted Average Grant-Date Fair value	Weighted Average Remaining Vesting Term (in years)
Nonvested units as of January 1, 2009	285,650	$6.93
Units granted	519,000	3.92
Units forfeited	(600)	4.70
Units vested	(19,250)	12.98

Nonvested units as of March 31, 2009	784,800	$4.79	2.39

Restricted stock compensation expense for the three months ended March 31, 2009 and 2008 was $233,000 and $30,000, respectively. As of March 31, 2009, there was $3.2 million of unrecorded compensation cost for restricted stock not yet recognized in the income statement which is expected to vest and be recognized over an average period of 2.77 years. The intrinsic value of the restricted stock awards outstanding at March 31, 2009 is $3.4 million calculated as the market value of the Company’s stock on March 31, 2009.

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

Compensation expense for the ESPP is recognized in accordance with SFAS 123R. For the three months ended March 31, 2009 and 2008, the weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average fair value	$1.40	$3.40
Dividend yield	0.0%	0.0%
Expected volatility	67.0%	50.0%
Risk-free interest rate	0.13%-1.8%	1.80% - 3.86%
Expected life (in years)	0.08-.50	0.33-0.50

ESPP compensation expense for the three months ended March 31, 2009 and 2008 was $109,000 and $67,000, respectively. A total of 94,557 shares were issued under the plan during the three months ended March 31, 2009. As of March 31, 2009 there were 572,707 shares available under the plan.

9. RELATED-PARTY TRANSACTIONS

Pursuant to the recapitalization agreement, New Mountain Capital, L.L.C. is entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital, L.L.C. agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of an initial public offering. The Company therefore did not incur any advisory fees for the three months ended March 31, 2009 and 2008.

New Mountain Capital, L.L.C. is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. The Company did not incur any transaction fees for the three months ended March 31, 2009 and 2008.

10. RESTRUCTURING CHARGE

Severance and Benefits

During the first quarter of 2009, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure and to allow for increased investment in its key strategic objectives. The plan included a reduction in headcount of approximately 50 employees. As a result of this plan, the Company recorded a charge of $1.4 million for severance and severance-related costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of March 31, 2009, the Company had a remaining liability of $529,000 as a result of the charge for severance and severance-related costs. This amount is reflected as “Accounts Payable and Accrued Expenses” in the consolidated balance sheet and is expected to be paid over the next six months.

Restructuring activities for the three months ended March 31, 2009 were as follows (in thousands):

Severance & Benefits
Restructuring liability as of January 1, 2009	$—
Restructuring charge	1,413
Cash payments	(884)

Restructuring liability as of March 31, 2009	$529

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in other claims and legal proceedings arising from normal operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At March 31, 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and total $896,000. No amounts were outstanding under these instruments at March 31, 2009 or December 31, 2008.

Guarantees—The Company provides indemnifications to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. Due to the nature of the indemnifications provided, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any. Estimated losses for such indemnifications are evaluated under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. The Company has secured copyright registrations for its own software products with the U.S. Patent and Trademark Office, and is provided intellectual property infringement indemnifications from its third-party partners whose technology may be embedded or otherwise bundled with the Company’s software products. Therefore, the Company considers the probability of an unfavorable outcome in an intellectual property infringement case relatively low. The Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications.

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

12. SEGMENT INFORMATION

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

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues were generated from sales outside of the United States for the three months ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, the Company had $1.4 million and $1.5 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2009 or 2008.

13. SUBSEQUENT EVENTS

On April 3, 2009, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission for a proposed $60 million rights offering. The rights offering will be made through the pro rata distribution of non-transferable subscription rights to purchase, in the aggregate, up to 20,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Under the proposed rights offering, each stockholder as of the April 14, 2009 record date will receive one subscription right for each share of Common Stock owned on the record date, and each right will entitle the rights holder to purchase its pro rata allocation of shares of our Common Stock.

Based on the number of shares outstanding as of April 14, 2009, each rights holder would be entitled to purchase 0.4522 shares of the Company’s common stock (the “basic subscription privilege”) at a subscription price of $3.00 per share.

The proposed rights offering will also include an over-subscription privilege which will entitle each rights holder that exercises all of its basic subscription privilege in full to purchase any shares not purchased by other stockholders pursuant to their basic subscription privilege at the same subscription price per share that applies to the basic subscription privilege (the “over-subscription privilege”).

Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of approximately $60 million. The Company intends to use the net proceeds from the rights offering for additional working capital, which may be used for strategic investments and acquisitions, including acquisitions of other domestic or foreign businesses, to reduce or purchase its indebtedness, or for general corporate purposes. The Company may be required to use a portion of the net proceeds from the rights offering to prepay its term loans under its credit facility depending on which stockholders exercise their subscription rights. The mandatory prepayment is not expected to exceed $5.0 million.

Pursuant to the recapitalization agreement, New Mountain Capital, L.L.C. is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, see Note 9 for additional information. In connection with the rights offering, New Mountain Capital, L.L.C. has agreed to waive its transaction fee.

The Registration Statement under the Securities Act of 1933, as amended, to which the rights offering relates was declared effective on May 8, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in this Quarterly Report on Form 10-Q. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof.

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

With our software applications, project-focused organizations can better measure business results, optimize performance, streamline operations and win new business. As of March 31, 2009, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

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

•	The gross margins of our business relative to recent historical trends;

•	Our operating expenses and income from operations;

•	Our adjusted EBITDA margin.

•	Our cash flow from operations;

•	The long-term success of our development efforts;

•	Our ability to successfully penetrate new markets;

•	Our ability to successfully integrate acquisitions and achieve anticipated synergies;

•	Our win rate against our competitors; and

•	Our long-term customer retention rates.

Each of these factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our longer-term strategic goals and objectives.

Since 2005 we have substantially increased our investments in product development, sales and marketing to increase our presence in our targeted markets so as to raise awareness among our potential customers and compete more aggressively. We believe that these additional investments have been instrumental in further improving our competitive position and driving our growth in total revenues since 2005. While we have controlled our operating expenses and managed our cash flow in recent quarters in light of the prevailing financial and economic conditions, we expect to continue our investments in our product development, sales and marketing efforts based on the anticipated demand for our various products during the remainder of the year ended December 31, 2009.

Given the current economic environment, we expect to focus our spending on product development, sales and marketing efforts in our key markets, and products. In light of current economic conditions and to realign our resources to meet both our short-term financial goals and our longer-term strategic goals and objectives, we undertook a reduction in force in the first quarter of 2009 which we believe better positions us to accomplish our goals and objectives. We undertook a similar reduction in 2008.

As a result of the current economic recession, our software license fee revenue attributable to our Vision product has been substantially impacted as architecture and engineering customers continue to defer purchasing decisions, lengthen sales cycles and adopt more cautious investment policies. While the timing and extent of any economic recovery is uncertain, the current economic trends may continue for the remainder of the year. In addition to the impact on our license revenue, we may experience a decline in demand for consulting, maintenance and support services from our architecture and engineering customers due to the impact of the recession.

We believe our government contracting customers have been impacted less by the recession due to the stability of government spending, and, as a result, our sales of software licenses for our Costpoint, GCS Premier and enterprise project management (“EPM”) products have been less affected by the recession. While the timing and extent of any economic recovery is uncertain, we expect these products to account for a larger percentage of our overall software license fee revenue as a result of increased government spending, increased regulation by government agencies and the impact of the economic stimulus package on government contracting customers. We also anticipate that these trends may positively impact demand during the remainder of 2009 for our consulting, maintenance and support services. However, it is difficult to predict when the potential benefits of the economic stimulus package will be experienced by government contracting and other customers.

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

On April 3, 2009, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a proposed $60 million rights offering to stockholders of record as of April 14, 2009. The offering involves non-transferable subscription rights to purchase up to 20 million shares of our common stock at a price of $3.00 per share. The Registration Statement was declared effective by the Securities and Exchange Commission on May 8, 2009.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$11.2	$17.0	$(5.8)	(34)
Consulting services	20.1	24.3	(4.2)	(17)
Maintenance and support services	30.6	28.1	2.5	9
Other revenues	0.1	—	0.1	100

Total revenues	$62.0	$69.4	$(7.4)	(11)

COST OF REVENUES:
Cost of software license fees	$1.4	$1.6	$(0.2)	(13)
Cost of consulting services	17.3	20.2	(2.9)	(14)
Cost of maintenance and support services	5.8	5.6	0.2	4
Cost of other revenues	—	0.2	(0.2)	(100)

Total cost of revenues	$24.5	$27.6	$(3.1)	(11)

GROSS PROFIT	$37.5	$41.8	$(4.3)	(10)

OPERATING EXPENSES:
Research and development	$10.9	$11.4	$(0.5)	(4)
Sales and marketing	11.5	12.3	(0.8)	(7)
General and administrative	7.9	7.6	0.3	4
Restructuring charge	1.4	—	1.4	100

Total operating expenses	$31.7	$31.3	$0.4	1

INCOME FROM OPERATIONS	$5.8	$10.5	$(4.7)	(45)
Interest income	—	0.2	(0.2)	(100)
Interest expense	(1.5)	(3.5)	2.0	(57)
Other expense, net	—	—	—	—

INCOME BEFORE INCOME TAXES	4.3	7.2	(2.9)	(40)
Income tax expense	1.6	3.2	(1.6)	(50)

NET INCOME	$2.7	$4.0	$(1.3)	(33)

Revenues

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$11.2	$17.0	$(5.8)	(34)
Consulting services	20.1	24.3	(4.2)	(17)
Maintenance and support services	30.6	28.1	2.5	9
Other revenues	0.1	—	0.1	100

Total revenues	$62.0	$69.4	$(7.4)	(11)

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

Software license fee revenues decreased $5.8 million, or 34%, to $11.2 million for the first quarter of 2009 compared to the first quarter of 2008. During the first quarter of 2009, license fee revenues from our Costpoint, GCS Premier, and enterprise project management (“EPM”) products decreased $3.3 million compared with the first quarter of 2008, while license fee revenues from our Vision software license fees decreased by $2.5 million for the same period. The decrease in revenues from sales of our Costpoint, GCS Premier, and EPM products to government contractor customers were mainly driven by the impact of one large sale in the first quarter of 2008 that was not replicated in the first quarter of 2009. We believe the decrease in revenues from sales of our Vision product to architecture and engineering customers was primarily due to customers deferring purchasing decisions, lengthening sales cycles and adopting more cautious investment policies during the current economic downturn.

While the timing and extent of any financial or economic turnaround is uncertain, we expect these recent trends in the architecture and engineering market may continue for the balance of 2009.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis.

Consulting services revenues decreased $4.2 million, or 17%, to $20.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This is a result of $0.7 million of consulting revenue not recognized due to the bankruptcy filing of BearingPoint, and declines of $2.6 million of other software implementation consulting services, $0.5 million in reimbursable revenues and $0.4 million in training and education related services. While we expect continued demand in 2009 for consulting services from our government contracting customers due to additional purchases of our applications and the expansion of their use of our existing software, we may continue to experience a decline in demand for consulting services from our architecture and engineering customers due to the impact of the global economic recession.

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

Maintenance revenues increased $2.5 million, or 9%, to $30.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $2.0 million year over year and maintenance revenues from our Vision product increased $0.5 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers, and the annual price escalations for our maintenance services. These increases were partially offset by customer cancellations. During the remainder of 2009, we expect that our growth of maintenance revenues attributed to new software licenses from government contracting customers will be positively impacted by the anticipated increase in government spending. Conversely, we expect that our growth of maintenance revenues attributed to new software licenses from architecture and engineering customers will be negatively impacted by the continuing global economic recession.

Other Revenues

Our other revenues consist of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the three months ended March 31, 2009, other revenues were $0.1 million.

Cost of Revenues

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.4	$1.6	$(0.2)	(13)
Cost of consulting services	17.3	20.2	(2.9)	(14)
Cost of maintenance and support services	5.8	5.6	0.2	4
Cost of other revenues	—	0.2	(0.2)	(100)

Total cost of revenues	$24.5	$27.6	$(3.1)	(11)

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.2 million, or 13%, to $1.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was the result of a decreased royalty expense for third party software of $0.1 million and a decrease of $0.1 million in amortization of purchased intangible software assets and capitalized software costs in the current period.

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

Cost of consulting services decreased $2.9 million, or 14%, to $17.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The key drivers were a decrease in labor and related benefits of $1.7 million resulting from a decrease in headcount year over year and decreases in travel expenses of $1.0 million.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $0.2 million, or 4%, to $5.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The change is due to an increase in royalties of $0.2 million for third party products which are embedded or sold along with our products offerings.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. Cost of other revenues decreased $0.2 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Operating Expenses

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$10.9	$11.4	$(0.5)	(4)
Sales and marketing	11.5	12.3	(0.8)	(7)
General and administrative	7.9	7.6	0.3	4
Restructuring charge	1.4	–	1.4	100

Total operating expenses	$31.7	$31.3	$0.4	1

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses decreased by $0.5 million, or 4%, to $10.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The principal drivers of the year over year decrease were lower labor and related benefits of $0.3 million resulting from a reduction in headcount and a $0.2 million decrease in capitalized software development costs.

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

Sales and marketing expenses decreased by $0.8 million, or 7%, to $11.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was due to decreased commissions of $0.7 million resulting from lower license sales in the first quarter of 2009 and a $0.4 million decrease in select marketing programs, and was partially offset by a $0.3 million increase in the amortization of purchased intangibles.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, legal and human resources. General and administrative costs also include insurance premiums and third-party legal and other professional services fees, facilities and other expenses associated with our administrative activities.

General and administrative expenses increased by $0.3 million, or 4%, to $7.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase resulted from an increase in bad debt expense of $0.6 million, and an increase in labor and related benefits of $0.3 million, and was partially offset by a reduction in professional services costs of $0.6 million.

Restructuring Charge

During the first quarter of 2009, management implemented a restructuring plan to eliminate certain positions in order to realign the Company’s internal cost structure and to allow for increased investment in its key strategic objectives. The plan included a reduction in headcount of approximately 50 employees. As a result of this plan, the Company recorded $1.4 million of restructuring charges primarily for severance and other related costs in connection with the reduction in headcount.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income decreased $0.2 million during the three months ended March 31, 2009 when compared with the three months ended March 31, 2008. The principal drivers of this decrease were the change in the company’s investment election for its funds from a traditional money market fund to a U.S. Treasury Securities money market fund as well as the overall decrease in interest rates paid on money market funds.

Interest Expense

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(dollars in millions)
Interest expense	$1.5	$3.5	$(2.0)	(57)

Interest expense decreased by $2.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to lower interest rates.

Income Taxes

	Three Months Ended March 31,
	2009	2008	Change	% Change
	(dollars in millions)
Income tax expense	$1.6	$3.2	$(1.6)	(50)

Income tax expense decreased to $1.6 million for the three months ended March 31, 2009 from $3.2 million for the three months ended March 31, 2008. As a percentage of pre-tax income, income tax expense was 38.2% and 44.5% for the three months ended March 31, 2009 and 2008, respectively. The decrease in tax expense for the first quarter of 2009 compared to the first quarter of 2008 is primarily impacted by the changes in the geographic distribution of our income and a change in our transfer pricing agreements implemented in the third quarter of 2008. In addition, the income tax expense for the first quarter of 2009 is lower than the first quarter of 2008 due to higher research and development tax credits and certain tax deductions and adjustments.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the three months ended March 31, 2009, the Company established an additional liability of approximately $0.1 million associated with certain permanent adjustments as well as associated interest on prior period FIN 48 adjustments. For further information, see Note 7, Income Taxes, of our condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Credit Agreement

In connection with the Company’s recapitalization in 2005, we entered into a credit agreement with a syndicate of lenders led by Credit Suisse that provided for a $115 million term loan and a $30 million revolving credit facility (the “Credit Agreement”). In April 2006, we added $100 million to the term loan to repay the outstanding debentures. The term loan matures on April 22, 2011, and the revolving credit facility terminates on April 22, 2010. As of March 31, 2009 and December 31, 2008 the outstanding amount of the term loan was $182.7 million and $192.8 million, respectively, and there were no borrowings outstanding under the revolving credit facility. We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases therefore available borrowings on the revolving credit facility was $29.1 million.

Term loans under the Credit Agreement accrue interest at 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”). Amounts outstanding under the revolving credit facility accrue interest at 2.5% above the LIBO rate. The spread above the LIBO rate decreases as our leverage ratio, as defined in the Credit Agreement, decreases and as we achieve specified credit ratings. At our option, the interest rate on loans under the Credit Agreement may be based on an alternative base rate (the “ABR Rate,” which is, in effect, the “prime” rate). Margins over ABR are 1.00% less than the margins over the LIBO rate. Election of the LIBO rate has provided us with the lowest possible effective interest expense. We pay a commitment fee of 0.50% per year on the unused amount of our revolving credit facility.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

Covenant Requirement	Calculation	As of March 31, 2009		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.75 to 1.00	7.18	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.06	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.82	Less than 3.25 to 1.00

The Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of March 31, 2009, we were in compliance with all covenants related to our Credit Agreement. Based on our expectations of our future performance we believe that we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

We incurred no debt issuance costs in 2008 or in the first three months of 2009. The existing debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At March 31, 2009, $0.7 million of unamortized debt issuance costs remained in “Prepaid Expenses and Other Current Assets” and $0.7 million was reflected in “Other Assets” on the consolidated balance sheet. During the three months ended March 31, 2009 and 2008, $0.3 million and $0.2 million, repectively, of costs were amortized and reflected in interest expense.

The Credit Agreement requires mandatory prepayments of the term loan from our annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain assets sales or equity issuances. During the first quarter of 2009, the Company made a scheduled principal payment of $498,000 and a contractually required principal prepayment of $9.7 million from its annual excess cash flow as defined by the Credit Agreement. This prepayment will be applied ratably against the scheduled principal payments for a twelve month period.

The following table summarizes future principal payments on the Credit Agreement as of March 31, 2009 (in thousands):

Principal Payment
June 30, 2010	$478
September 30, 2010	45,546
December 31, 2010	45,546
March 31, 2011	45,546
April 22, 2011	45,545

Total principal payments	$182,661

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

The cost of our acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings were repaid in subsequent periods with available cash provided by operating activities as well as with proceeds from our initial public offering. We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At March 31, 2009, the total amount of letters of credit guaranteed under the revolving credit facility totaled $0.9 million. Available borrowings on the revolving credit facility at March 31, 2009 was $29.1 million.

Historically our cash flows have been subject to variability from year-to-year primarily as a result of one-time or infrequent events. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months. However, we may require liquidity in addition to our existing cash balances and future cash flow from operations to fund future business needs and debt repayment obligations beyond the next 12 months, which could entail raising additional funds or refinancing our debt.

On April 3, 2009, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a proposed $60 million rights offering to shareholders of record as of April 14, 2009. The offering involves non-transferable subscription rights to purchase up to 20 million shares of the Company’s common stock at a price of $3.00 per share. If the rights offering is consummated, we intend to use the net proceeds for additional working capital, which may be used for strategic investments and acquisitions, including acquisitions of other domestic or foreign businesses, to reduce or purchase our indebtedness, or for general corporate purposes. In addition, we may be required to use a portion of the net proceeds from the rights offering to prepay term loans outstanding under our Credit Agreement. The Credit Agreement requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances to certain investors if our leverage ratio (as defined in the Credit Agreement) is greater than 2.75. The mandatory prepayment required in connection with the rights offering is not expected to exceed $5.0 million. Because we are not required to make any prepayments from the net proceeds of additional equity contributions by the New Mountain Funds and their affiliates, as well as those stockholders and employees that owned our common stock immediately upon the consummation of our recapitalization in 2005, the actual amount of this prepayment will depend on the extent to which stockholders participate in the rights offering.

Analysis of Cash Flows

For the three months ended March 31, 2009, net cash provided by operating activities was $17.4 million, compared to $20.2 million provided during the comparable period of 2008. The decrease of $2.8 million was primarily related to a reduction in customer payments compared to the same period in the prior year of approximately $0.8 million and cash payments of $0.9 million for severance and other related costs associated with the restructuring charge recorded by the Company during the first quarter of 2009. Fees collected from the annual user conference decreased $0.6 million in the first quarter in 2009 as compared to the first quarter of 2008.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2009 compared to $2.1 million during the comparable period of 2008. Our use of cash in the first three months of 2009 was for the purchase of property and equipment of $0.3 million and for capitalized software development costs of $0.1 million, while the use of cash in the comparable period in 2008 was for the purchase property and equipment consisting of $1.0 million for internal use software, $0.8 million for computer equipment and $0.3 million for leasehold improvements in our facilities in the Philippines.

Net cash used in financing activities was $9.8 million for the three months ended March 31, 2009 compared to net cash provided by financing activities of $0.1 million during the comparable period of 2008. Cash used in financing activities in the first three months of 2009 was primarily related to $10.2 million in debt repayments as a result of our scheduled cash prepayment of $0.5 million and a contractually required prepayment of $9.7 million offset by proceeds from issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises of $0.4 million. During the three months of 2008, the Company’s cash flows from financing activities included proceeds from the issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises of $0.4 million. In the first quarter of 2008, there were payments of $0.3 million in connection with the sale of common stock from our initial public offering in the fourth quarter of 2007.

Impact of Seasonality

Fluctuations in our quarterly license fee revenues reflect, in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. However, the prevailing financial and economic conditions have further impacted the predictability or seasonality of our revenues. Consequently, past seasonality may not be indicative of current or future seasonality.

Our consulting services revenues are impacted by software license sales, the availability of our consulting resources to work on customer implementations, the adequacy of our contracting activity to maintain full utilization of our available resources and prevailing economic and financial conditions. As a result, services revenues may also be subject to seasonal fluctuations.

Our maintenance revenues are generally not subject to significant seasonal fluctuations, although cash flow from maintenance fees is impacted by the timing of collections of annual maintenance renewals and the timing of our sales cycles.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Indemnification

We provide limited indemnification to our customers against intellectual property infringement claims made by third parties arising from the use of our software products. Due to the established nature of our primary software products and the lack of intellectual property infringement claims in the past, we cannot estimate the fair value nor determine the total nominal amount of the indemnification, if any. Estimated losses for such indemnification are evaluated under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. We have secured copyright and trademark registrations for our software products with the U.S. Patent and Trademark Office, and we have intellectual property infringement indemnification from our third-party partners whose technology may be embedded or otherwise bundled with our software products. Therefore, we generally consider the probability of an unfavorable outcome in an intellectual property infringement case to be relatively low. We have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of SFAS 141R, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of SFAS 141R. During the first quarter of 2009, we did not enter into any business combinations.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of FASB Statement No.13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 1 (“FSP 157-1”) and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provide guidance for, among other things, the definition of fair value and the methods used to measure fair value, were adopted January 1, 2008 for financial instruments. The provisions adopted in 2008 did not have an impact on our financial statements. FSP 157-1 and FSP 157-2 collectively delay the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008, and changed the scope of SFAS 157. On January 1, 2009 we adopted the provisions in SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities. The provisions adopted in the first quarter of 2009 did not have an impact on our financial statements as we did not have any fair value measurements of nonfinancial assets and liabilities as of March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not currently have any derivative instruments.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance in FSP 142-3 to useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. During the first quarter of 2009, we did not enter into any business combinations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not impact our computation of earnings per share as we did not have any securities that met the definition of participating securities as prescribed in FSP EITF 03-6-1.

In November 2008, EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. This Issue clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with SFAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for us. During the first quarter of 2009, we did not acquire any intangible assets.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). FSP 141(R)-1 amends the guidance in SFAS 141R regarding pre-acquisition contingencies. The guidance in FSP 141(R)-1 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with SFAS 5 if the criteria in SFAS 5 were met at the acquisition date. SFAS 141R required pre-acquisition contingencies to be measured at fair value at the date of acquisition. FSP 141(R)-1 is effective for business combinations occurring after January 1, 2009. We will apply the guidance in FSP 141(R)-1 prospectively to pre-acquisition contingencies in future acquisitions.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. FSP 157-4 is effective for annual and interim periods ending on or after June 15, 2009. We do not expect adoption of FSP 157-4 to have a material impact on our financial results.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money-market accounts on a short-term basis. The money-market account has no withdrawal restrictions and contains no significant investments in auction rate securities. At March 31, 2009, we had $43.0 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of March 31, 2009, we had approximately $182.7 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of March 31, 2009, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.8 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of March 31, 2009, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $430,000 on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso, and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the three months ended March 31, 2009 or 2008. To date, exchange rate fluctuations have had little impact on our operating results and cash flows given the scope of our international presence.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The demand for project-based enterprise applications software and solutions will fluctuate based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions, particularly as they affect the key sectors in which our customers operate. For the twelve months ended December 31, 2008 and for the three months ended March 31, 2009, approximately 95% and 96%, respectively, of our total revenue was derived from United States-based customers. Economic downturns or unfavorable changes in the financial and credit markets in the United States, including the current economic recession, could have an adverse effect on the operations, budgets and overall financial condition of our customers. As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased or could be forced into a bankruptcy or restructuring process, which could limit our ability to recover amounts owed to us. During the three months ended March 31, 2009, BearingPoint Inc. filed for Chapter 11 bankruptcy protection, which has limited our ability to recover amounts owed to us primarily for software consulting and implementation services provided to BearingPoint.

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2008 and the three months ended March 31, 2009, resellers accounted for approximately 14% and 8%, respectively, of our software license fee revenue.

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

Between 2006 and 2008 our total revenue increased from $228.3 million to $289.4 million, or approximately 27%, and our software license fee revenue increased from $75.0 million to $77.4 million, or approximately 3%. For the three months ended March 31, 2009 our total revenue was $62.0 million and our software license fee revenue was $11.2 million. Between 2006 and 2008, our total worldwide headcount has increased from approximately 1,040 employees at the end of 2006 to approximately 1,240 employees worldwide at December 31, 2008. At March 31, 2009, our total worldwide headcount was approximately 1,190 employees.

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

Our business model depends, in part, on the success of our efforts to maintain and increase sales to our existing customers. We have typically generated significant additional revenues from our installed customer base through the sale of additional new licenses, add-on applications, and professional and maintenance services. We may be unsuccessful in maintaining or increasing sales to our existing customers for any number of reasons, including our inability to deploy new applications and features for our existing products or to introduce new products and services that are responsive to the business needs of our customers. If we fail to generate additional business from our customers, our revenue could grow at a slower rate or even decrease in material amounts.

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

While we currently have customers in approximately 60 countries, we generated less than 5% of our total software license fee revenue in 2008 and 2007 from international markets. For the three months ended March 31, 2009, we generated approximately 5% of our total software license fee revenue from international markets. Our ability to expand internationally will require us to deliver product functionality and foreign language translations that are responsive to the needs of the international customers that we target. Additionally, we conduct our international business through our direct sales force and also through independent reseller partners. If we are unable to hire a qualified direct sales force, identify beneficial strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets. Our inability in the future to expand successfully in international markets could materially adversely affect our revenue growth. Our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

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

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $57.6 million and other purchased intangible assets valued at approximately $16.1 million as of March 31, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2008. In addition, there have been no events or changes in circumstances that have occurred during the three months ended March 31, 2009 that indicate there is an impairment of goodwill or intangible assets. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred and may occur in the future increases the potential that such an impairment may occur in the future. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

If our customers fail to renew or otherwise terminate their maintenance services agreements for our products, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our maintenance services revenues and our operating results could be materially harmed.

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 40% and 37% of our total revenue in 2008 and 2007, respectively. For the three months ended March 31, 2009, revenues from maintenance services constituted approximately 49% of our total revenue.

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

As of March 31, 2009, we had approximately $182.7 million of outstanding debt under our credit agreement and term loan at interest rates which are subject to market fluctuation. Our indebtedness and related obligations could have important future consequences to us, such as:

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

Our ability to meet our existing debt service obligations, borrow additional funds or refinance our existing debt will depend on many factors, including prevailing financial or economic conditions, and our past performance and our financial and operational outlook. We made a principal payment of $0.5 million on March 31, 2009 and a mandatory prepayment of $9.7 million from our annual excess cash flow. We will make a principal payment of $0.5 million on June 30, 2010, scheduled principal payments of $45.5 million at the end of each of the quarters ending September 30, 2010, December 31, 2010, and March 31, 2011, and a scheduled principal payment representing the balance due of $45.5 million on April 22, 2011, the final maturity date. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

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

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for the three months ended March 31, 2009, and for the years ended December 31, 2008 and 2007, was generated from the sale of perpetual licenses.

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

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $10.9 million, or 18% of revenue, for the three months ended March 31, 2009, $45.8 million, or 16% of revenue, in 2008, and approximately $42.9 million, or 15% of revenue, in 2007. Our current and future product development efforts may require greater resources than we expect, or achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

We derive a significant portion of our revenues from federal government contractors. For the three months ended March 31, 2009, and for the years ended December 31, 2008 and 2007, over half of our software license fee revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts with the federal government in a manner that accounts for expenditures in accordance with the federal government contracting accounting standards.

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

Significant price fluctuations in our common stock also could result from a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	our competitors’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ growth rates;

•	conditions of the project-focused software industry; and

•	any other factor described in this “Risk Factors” section of this Quarterly Report.

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

We have 44,274,677 shares of common stock outstanding as of May 5, 2009. If New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), members of our executive team and other employees who are party to a stockholders agreement that allows them to sell proportionately with our controlling stockholder, sell substantial amounts of our common stock in the public market or if the market perceives that stockholders may sell shares of common stock, the market price of our common stock could decrease significantly.

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

Our largest stockholders, the New Mountain Funds, own, in the aggregate, approximately 57% of our outstanding common stock and 100% of our Class A common stock. The New Mountain Funds have also advised us that they intend to participate in our previously announced rights offering and exercise their basic and over-subscription privilege in full. If this occurs and no other stockholders as of the record date for the offering do so, the percentage of our outstanding common stock owned by the New Mountain Funds would increase to approximately 71%. As a result, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock.

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

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although the New Mountain Funds have waived any right to collect a transaction fee in connection with our proposed rights offering, the right to collect transaction fees otherwise continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs.

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

If we issue additional shares of our common stock, you could experience immediate and substantial dilution.

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 44,232,177 shares outstanding as of April 14, 2009. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of your ownership interest in us. For example, up to 20,000,000 shares of common stock are issuable in connection with our previously announced rights offering. If you acquired shares of our common stock after the record date for the rights offering, or if you do not fully exercise rights that you acquire in the rights offering, your percentage ownership interest in us will significantly decrease. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, including in the rights offering, you could, depending on your participation in that issuance, also experience immediate dilution of the value of your shares relative to what your value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.93	Transaction Fee Waiver Letter, dated as of April 24, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (3)

10.94	Letter Agreement, dated as of April 28, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(3)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-3 (No. 333-158388) on April 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: May 11, 2009	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer

DELTEK, INC.

Dated: May 11, 2009	By:	/s/ MARK WABSCHALL
Mark Wabschall
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.93	Transaction Fee Waiver Letter, dated as of April 24, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (3)

10.94	Letter Agreement, dated as of April 28, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on May 15, 2008 with the Registrant’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2008.
(3)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-3 (No. 333-158388) on April 30, 2009.