Form 10-Q
period 2009-06-30
DELTEK, INC
filed 2009-08-07
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of August 4, 2009 was 64,275,977 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,457	$35,788
Accounts receivable, net of allowance of $3,632 and $2,195 at June 30, 2009 and December 31, 2008, respectively	47,196	47,747
Deferred income taxes	4,640	4,635
Prepaid expenses and other current assets	6,466	6,874
Income taxes receivable	857	846

TOTAL CURRENT ASSETS	172,616	95,890
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $17,501 and $14,688 at June 30, 2009 and December 31, 2008, respectively	12,861	14,639
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	1,034	1,438
LONG-TERM DEFERRED INCOME TAXES	5,820	4,125
INTANGIBLE ASSETS, NET	14,982	17,396
GOODWILL	57,763	57,654
OTHER ASSETS	1,593	2,130

TOTAL ASSETS	$266,669	$193,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$470	$10,154
Accounts payable and accrued expenses	28,122	28,734
Accrued liability for redemption of stock in recapitalization	317	317
Deferred revenues	37,032	21,296

TOTAL CURRENT LIABILITIES	65,471	60,501
LONG-TERM DEBT	179,134	182,661
OTHER TAX LIABILITIES	1,130	1,003
OTHER LONG-TERM LIABILITIES	3,024	2,917

TOTAL LIABILITIES	249,229	247,082
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 64,268,327 and 43,474,220 shares at June 30, 2009 and December 31, 2008, respectively	64	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	240,450	177,249
Accumulated deficit	(222,350)	(229,905)
Accumulated other comprehensive deficit	(724)	(1,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	17,440	(53,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$266,669	$193,272

See accompanying notes to condensed consolidated financial statements

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
REVENUES:
Software license fees	$15,758	$22,132	$26,984	$39,139
Consulting services	19,216	22,324	39,282	46,590
Maintenance and support services	30,987	28,286	61,584	56,351
Other revenues	3,408	4,623	3,512	4,639

Total revenues	69,369	77,365	131,362	146,719

COST OF REVENUES:
Cost of software license fees	1,835	1,687	3,223	3,267
Cost of consulting services	16,140	19,192	33,457	39,355
Cost of maintenance and support services	5,529	4,799	11,269	10,426
Cost of other revenues	4,605	4,875	4,648	5,107

Total cost of revenues	28,109	30,553	52,597	58,155

GROSS PROFIT	41,260	46,812	78,765	88,564

OPERATING EXPENSES:
Research and development	10,773	11,558	21,644	22,949
Sales and marketing	10,653	13,413	22,172	25,716
General and administrative	9,412	8,379	17,317	15,940
Restructuring charge	1,135	1,052	2,548	1,052

Total operating expenses	31,973	34,402	63,681	65,657

INCOME FROM OPERATIONS	9,287	12,410	15,084	22,907
Interest income	11	193	22	450
Interest expense	(1,473)	(2,480)	(2,982)	(5,954)
Other income (expense), net	24	(164)	21	(201)

INCOME BEFORE INCOME TAXES	7,849	9,959	12,145	17,202
Income tax expense	2,948	4,536	4,590	7,758

NET INCOME	$4,901	$5,423	$7,555	$9,444

EARNINGS PER SHARE (a)
Basic	$0.09	$0.12	$0.15	$0.20

Diluted	$0.09	$0.11	$0.15	$0.20

COMMON SHARES AND EQUIVALENTS OUTSTANDING (a)
Basic weighted average shares	52,394	46,552	49,560	46,527

Diluted weighted average shares	52,914	47,692	49,940	47,812

(a)	In accordance with SFAS 128, Earnings Per Share, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with our rights offering to acquire shares of common stock issued to stockholders on June 1, 2009. See Note 3, Earnings Per Share, for additional information.

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,555	$9,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,472	489
Depreciation and amortization	5,529	4,597
Amortization of debt issuance costs	481	396
Stock-based compensation expense	4,179	3,693
Employee stock purchase plan expense	162	130
Restructuring charge, net	918	495
Loss on disposal of fixed assets	23	321
Deferred income taxes	(1,909)	(1,564)
Changes in assets and liabilities:
Accounts receivable, net	(1,675)	4,888
Prepaid expenses and other assets	501	1,509
Accounts payable and accrued expenses	(1,480)	(1,379)
Income taxes receivable	(120)	(3,768)
Excess tax benefit (deficiency) from exercise of stock options	108	(59)
Other tax liabilities	127	202
Other long-term liabilities	(289)	(303)
Deferred revenues	16,065	804

Net Cash Provided by Operating Activities	32,647	19,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(931)	(4,295)
Capitalized software development costs	(150)	(261)

Net Cash Used in Investing Activities	(1,081)	(4,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with rights offering, net of issuance costs	58,228	–
Proceeds from exercise of stock options	677	192
Excess tax (deficiency) benefit from exercise of stock options	(108)	59
Proceeds from issuance of stock under employee stock purchase plan	310	305
Offering costs paid for 2007 sale of common stock in initial public offering	—	(275)
Repayment of debt	(13,211)	—

Net Cash Provided By Financing Activities	45,896	281

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	207	148

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,669	15,768

CASH AND CASH EQUIVALENTS––Beginning of period	35,788	17,091

CASH AND CASH EQUIVALENTS––End of period	$113,457	$32,859

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for acquisition of business	$—	$450

Accrued liability for purchases of property and equipment	$184	$441

Cash paid during the period for:
Interest	$2,512	$6,853

Income taxes	$6,669	$12,670

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
	(unaudited)
Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	23,519	—	23,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(863)	(863)

Comprehensive income										22,656

Issuance of common stock under the employee stock purchase plan	—	—	82,736	—	—	—	712	—	—	712
Stock options exercised	—	—	59,311	—	—	—	277	—	—	277
Issuance of restricted stock awards, net	—	—	285,650	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	—	—	—	—	64	—	—	64
Tax deficiency from other stock option activity	—	—	—	—	—	—	(93)	—	—	(93)
Stock compensation	—	—	—	—	—	–	8,762	—	—	8,762

Balance at December 31, 2008			43,474,220	$43	100		$177,249	$(229,905)	$(1,197)	$(53,810)

Net income	—	—	—	—	—	—	—	7,555	—	7,555
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	473	473

Comprehensive income										8,028

Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	58,228
Issuance of common stock under the employee stock purchase plan	—	—	94,557	—	—	—	310	—	—	310
Stock options exercised	—	—	187,500	—	—	—	677	—	—	677
Issuance of restricted stock awards, net	—	—	512,050	1	—	—	(1)	—	—	—
Tax deficiency on stock options exercised	—	—	—	—	—	—	(108)	—	—	(108)
Tax deficiency from other stock option activity	—	—	—	—	—	—	(209)	—	—	(209)
Stock compensation	—	—	—	—	—	—	4,341	—	—	4,341
Payment of income tax withheld on vested restricted stock awards	—	—	—	—	—	—	(17)	—	—	(17)

Balance at June 30, 2009	—	$—	64,268,327	$64	100	$—	$240,450	$(222,350)	$(724)	$17,440

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2009

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

Rights Offering

In May 2009, the Company issued non-transferable subscription rights to the Company’s stockholders of record to subscribe for 20 million shares of the Company’s common stock on a pro rata basis at a subscription price of $3.00 per share. Stockholders received one right for each share of common stock owned on the record date, April 14, 2009. Based on the number of shares outstanding on the record date, the rights offering entitled each stockholder to purchase 0.4522 shares of common stock at the subscription price. On May 27, 2009, the subscription period expired and the rights offering was fully subscribed by the Company’s stockholders, resulting in the issuance of 20 million shares of common stock on June 1, 2009. Net proceeds from the offering after deducting fees and estimated offering expenses were approximately $58.2 million. In accordance with the provisions of the Credit Agreement, the Company used $3.1 million to prepay indebtedness under its Credit Agreement. See Note 6, Debt, for additional details regarding the mandatory prepayment and Note 3, Earnings Per Share, for additional details regarding the rights offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, the Company’s results of operations and its cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other periods.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable and sales allowances, lives of tangible and intangible assets, impairment of long-lived and other assets, realization of deferred tax assets, accrued liabilities, stock option compensation, revenue recognition, valuation of acquired deferred revenue and intangible assets, and provisions for income taxes. Actual results could differ from those estimates.

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

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality, the Company recognizes the software and services revenue together in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

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

The Company’s standard payment terms for its software license agreements are within six months. The Company considers the software license fee to be fixed or determinable unless the fee is subject to refund or adjustment, or is not payable within six months. Revenue from arrangements with payment terms extending beyond six months is recognized as payments become due and payable.

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents primarily include funds held in money market accounts on a short-term basis.

The Company’s investments (in thousands) were as follows:

	Year Ended
	June 30 2009	December 31 2008

Cash	$1,918	$—
Money Market Fund Investments	111,539	35,788

Total Cash and Cash Equivalents	$113,457	$35,788

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At June 30, 2009, the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base and credit losses have generally been within the Company’s estimates.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. As of June 30, 2009, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by SFAS 157.

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money market accounts on a short-term basis, are carried at fair market value. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although, there is no active market for the debt, the Company has determined that the carrying value of its debt approximates fair value due to the variable interest which resets every one to three months. The estimated fair value of the Company’s debt at June 30, 2009 and December 31, 2008 was $179.6 million and $192.8 million, respectively. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. As of June 30, 2009 and December 31, 2008, the Company had no derivative financial instruments.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised in 2004), Share-Based Payment (“SFAS 123R”), that supersedes APB Opinion No. 25, and began recognizing stock-based compensation expense in its statement of operations using the “modified prospective” transition method. SFAS 123R requires that the cost of employee services received in exchange for an award of equity instruments, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) effective for interim periods ending after June 15, 2009. FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. See above Fair Value of Financial Instruments, for the related disclosures. The adoption of FSP 107-1 in the second quarter of 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) effective for interim and annual periods ending after June 15, 2009. SFAS 165 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. See Note 13 Subsequent Events, for the related disclosures. The adoption of SFAS 165 in the second quarter of 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of SFAS 141R, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of SFAS 141R. During the first six months of 2009, the Company did not enter into any business combinations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance in FSP 142-3 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. During the first six months of 2009, the Company did not acquire any intangible assets.

In November 2008, EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. EITF 08-7 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with SFAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During the first six months of 2009, the Company did not acquire any defensive intangible assets.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. FSP 157-4 is effective for annual and interim periods ending on or after June 15, 2009. During the second quarter of 2009, the Company adopted the provisions in FSP 157-4. The provisions adopted did not have an impact on the Company’s financial statements as the Company’s fair value measurements are Level 1 measurements in an active market with orderly transactions.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles- A Replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS 168 also explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, the Company does not expect the adoption of SFAS 168 to have any impact on the Company’s results of operations, financial position, or cash flows.

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

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share computation:
Net income (A)	$4,901	$5,423	$7,555	$9,444

Weighted average common shares–basic (B)	52,393,712	46,552,369	49,560,010	46,527,372

Basic net income per share (A/B)	$0.09	$0.12	$0.15	$0.20

Diluted earnings per share computation:

Net income (A)	$4,901	$5,423	$7,555	$9,444

Shares computation:
Weighted average common shares–basic	52,393,712	46,552,369	49,560,010	46,527,372
Effect of dilutive stock options, restricted stock, and ESPP	519,847	1,139,475	379,922	1,285,100

Weighted average common shares–diluted (C)	52,913,559	47,691,844	49,939,932	47,812,472

Diluted net income per share (A/C)	$0.09	$0.11	$0.15	$0.20

In June 2009, the Company completed its rights offering, as a result of which the Company issued 20 million shares of the Company’s common stock at a subscription price of $3.00 per share. In accordance with SFAS 128, a rights offering whose exercise price at issuance is less than the fair value of the stock is considered to have a bonus element, resulting in an adjustment of the prior period number of shares outstanding used to compute basic and diluted earnings per share. In accordance with SFAS 128, the weighted average common shares outstanding used in the computation of basic and diluted earnings per share was retroactively increased by an adjustment factor of 1.08 for all periods prior to the period in which the rights offering was completed.

For the three months ended June 30, 2009 and 2008, options to purchase 4,515,424 and 3,501,003 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, options to purchase 5,239,124 and 2,666,643 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ effect would have been anti-dilutive.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Prepaid software maintenance and royalties	$2,634	$3,071
Prepaid insurance	265	811
Debt issuance costs	762	788
Prepaid conferences and events	480	235
Prepaid rent	589	616
Others	1,736	1,353

Total	$6,466	$6,874

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the six months ended June 30, 2009 (in thousands):

Balance as of January 1, 2009	$57,654

Foreign currency translation adjustments	109

Balance as of June 30, 2009	$57,763

The Company performed an annual impairment test for goodwill as of December 31, 2008 and determined that there was no impairment of goodwill, as the Company assessed its fair value and determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the six months ended June 30, 2009 that indicate there is an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized Intangible Assets

Customer relationships	$19,750	$(10,142)	$9,608	7.1 years
Developed software	8,651	(7,782)	$869	3.6 years
Tradename and non-compete	322	(317)	$5	3.0 years

Total	$28,723	$(18,241)	$10,482

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500	Indefinite

Total	$33,223	$(18,241)	$14,982

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized Intangible Assets

Customer relationships	$19,710	$(8,380)	$11,330	7.1 years
Developed software	8,646	(7,121)	1,525	3.5 years
Tradename and non-compete	322	(281)	41	3.0 years

Total	$28,678	$(15,782)	$12,896

Unamortized Intangible Assets

Tradename	$4,500	$–	$4,500	Indefinite

Total	$33,178	$(15,782)	$17,396

The net impact of foreign currency translation on the net carrying amount of the amortized intangible assets is approximately $24,000 and $(48,000) as of June 30, 2009 and December 31, 2008, respectively.

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Included in cost of revenue:
Cost of software license fees	$263	$255	$618	$685
Cost of consulting services	19	20	39	39

Total included in cost of revenue	282	275	657	724
Included in operating expenses:	891	556	1,780	1,111

Total	$1,173	$831	$2,437	$1,835

The following table summarizes the estimated future amortization expense for the remaining six months of 2009 and years thereafter (in thousands):

Years Ending December 31,
2009–remaining	$2,022
2010	3,114
2011	2,340
2012	1,490
2013	845
Thereafter	671

Total	$10,482

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the six months ended June 30, 2009 or June 30, 2008.

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

The Credit Agreement also requires mandatory prepayments of the term loan from annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. During the first quarter of 2009, the Company made a scheduled principal payment of $498,000 and a mandatory prepayment of $9.7 million from the Company’s annual excess cash flow. As a result of the rights offering completed in the second quarter of 2009, the Company was required to make a mandatory principal prepayment of approximately $3.1 million from the net proceeds from the rights offering. The mandatory excess cash flow payment made in first quarter of 2009 was applied first against the scheduled principal payments for a twelve month period and, secondly, with the excess applied ratably against the remaining debt payments in the amortization schedule. The prepayment from the Company’s rights offering was applied ratably against the remaining debt payments.

The following table summarizes future principal payments on the Credit Agreement as of June 30, 2009 (in thousands):

Principal Payment

June 30, 2010	$470
September 30, 2010	44,784
December 31, 2010	44,784
March 31, 2011	44,783
April 22, 2011	44,783

Total principal payments	$179,604

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants. The Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of June 30, 2009.

As of June 30, 2009 and December 31, 2008, the outstanding amount of the term loan was $179.6 million and $192.8 million, respectively, with interest at 2.6% and 2.5%, respectively. There were no borrowings under the revolving credit facility at June 30, 2009 and December 31, 2008. At June 30, 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $877,000. As a result, at June 30, 2009, the available borrowings on the revolving credit facility were $29.1 million.

At June 30, 2009 and December 31, 2008, the current portion of the unamortized debt issuance costs of $762,000 and $788,000, respectively, is reflected as “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $391,000 and $846,000, respectively, is reflected as “Other Assets” in the consolidated balance sheets. The debt issuance costs are being amortized and reflected in “Interest Expense” over the lives of the loans. These costs are accelerated to the extent that any prepayment is made on the term loan.

Debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Secured credit agreement Term loan	$179,604	$192,815

Less: Current portion of term loan	(470)	(10,154)

Loan-term debt	$179,604	$182,661

7. INCOME TAXES

In accordance with SFAS 109, the income tax provision for the six month period ended June 30, 2009 is based on the estimated annual effective tax rate for fiscal year 2009. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The Company’s annual effective tax rate for the six months ended June 30, 2009 and 2008 was 37.8% and 45.1%, respectively.

During the six months ended June 30, 2009, the Company established an additional liability under FIN 48 of $127,000 which included a $55,000 increase associated with certain research and development tax credits, a $41,000 increase associated with certain meals and entertainment expenses as well as $31,000 for additional interest accrued. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of June 30, 2009, the Company recorded a liability under FIN 48 of $1.1 million, which includes accrued interest and potential penalties of $139,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2005. Currently, the Company is under audit in the Philippines for the tax periods ending December 31, 2007 and 2006.

8. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company maintains a stock option plan (the “2005 Plan”) pursuant to which the Company was authorized to grant options to purchase up to 6,310,000 shares of common stock to directors and employees.

In April 2007, the Company’s Board of Directors approved a new 2007 Stock Incentive and Award Plan (the “2007 Plan”) that provides for the ability of the Company to grant up to 1,840,000 new stock incentive awards or options including Incentive and Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Dividend Equivalent Rights, Performance Units, Performance Shares, Performance-based Restricted Stock, Share Awards, Phantom Stock and Cash Incentive Awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan shall be increased automatically on January 1 of each year commencing on January 1, 2008, in an amount equal to 3% of the total number of shares of the Company issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. Options and awards issued under the 2007 Plan are not subject to the same stockholders’ agreement as the 2005 Plan which restricts how and when shares may be sold. Concurrent with the approval of the 2007 Plan, the 2005 Plan was terminated for purposes of future grants.

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

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. Certain options granted to the Board of Directors vest over one year. No options have performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method” in accordance with FASB Staff Position No. 123(R)-3, as Amended (“FSP 123(R)-3”). At June 30, 2009 there were 1,555,401 options available for future grant under the 2007 Plan.

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

Under the 2007 Plan, executives, senior vice presidents, and holders of 100,000 or more shares of common stock or options may only sell in conjunction with a sale of shares by New Mountain Funds (and up to the same proportion as New Mountain Funds) until New Mountain Funds owns less than 15% of the Company’s outstanding capital stock. In addition, these individuals may be required by New Mountain Funds to participate in such a sale and to vote in favor of such a transaction if stockholder approval is required. In July 2009, New Mountain Funds waived the executives’ selling restrictions for the restricted stock granted in February 2009. On August 6, 2009, New Mountain Funds and the Company waived the remaining selling restrictions imposed by the stockholders’ agreements applicable to the 2005 Plan and 2007 Plan for all employees other than the Company’s Chief Executive Officer.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Six Months Ended June 30,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	69.5%	53.0%
Risk-free interest rate	2.25%	3.2%
Expected life (in years)	6.19%	6.24%

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Included in cost of revenue:
Cost of consulting services	$387	$303	$790	$681
Cost of maintenance and support services	97	(371)	186	(117)

Total included in cost of revenue	484	(68)	976	564
Included in operating expenses:
Research and development	433	368	935	827
Sales and marketing	413	404	787	870
General and administrative	891	755	1,643	1,562

Total included in operating expenses	1,737	1,527	3,365	3,259

Total	$2,221	$1,459	$4,341	$3,823

Stock Options

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2009 to June 30, 2009, as well as information regarding stock options exercisable and stock options vested and expected to vest at June 30, 2009:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted average remaining contractual life (in years)
Options outstanding at January 1, 2009	6,737,859	$9.21

Options granted	159,450	3.93
Options forfeited	(276,768)	12.26
Options exercised	(187,500)	3.61	$163

Options outstanding at June 30, 2009	6,433,041	$9.11

Stock options exercisable at June 30, 2009	3,836,696	$7.60	$1,414	6.9
Stock options vested and expected to vest at June 30, 2009	6,232,248	$9.05	$1,529	7.4

The weighted average grant date fair value of all options granted during the six months ended June 30, 2009, as determined under the Black-Scholes-Merton valuation model was $2.51. During the six months ended June 30, 2009, options to purchase 159,450 shares of common stock were granted, with a weighted average aggregate grant date fair market value of $400,000. Total cash received for options exercised during the six months ended June 30, 2009 was approximately $677,000. The intrinsic value for stock options exercised in the above table is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

Stock option compensation expense for the three months ended June 30, 2009 and 2008 was $1.8 million and $1.3 million, respectively. Stock option compensation expense for the six months ended June 30, 2009 and 2008 was $3.6 million for both years. As of June 30, 2009, compensation cost related to nonvested stock options not yet recognized in the income statement was $11.7 million and is expected to be recognized over an average period of 2.09 years.

Restricted Stock

During the six months ended June 30, 2009, the Company issued 522,050 shares of restricted stock. The weighted average aggregate grant date fair value was $2.0 million and is recognized as expense on a straight-line basis over the requisite service period of the awards. Restricted stock awards vest over either a two or four year vesting period. The Company’s restricted stock awards are accounted for as equity awards. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the stockholders are entitled to voting rights and to receive any dividends declared. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock unit activity for the six months ended June 30, 2009 is as follows:

	Number of Units	Weighted Average Grant-Date Fair value	Weighted Average Remaining Vesting Term (in years)

Nonvested units as of January 1, 2009	285,650	$6.93
Units granted	522,050	3.92
Units forfeited	(10,000)	7.18
Units vested	(19,250)	12.98

Nonvested units as of June 30, 2009	778,450	$4.76	2.2

Restricted stock compensation expense for the three months ended June 30, 2009 and 2008 was $375,000 and $59,000, respectively. Restricted stock compensation expense for the six months ended June 30, 2009 and 2008 was $608,000 and $88,000, respectively. As of June 30, 2009, there was $2.9 million of unrecorded compensation cost for restricted stock not yet recognized in the income statement which is expected to vest and be recognized over an average period of 2.6 years. The intrinsic value of the restricted stock awards outstanding at June 30, 2009 is $3.4 million calculated as the market value of the Company’s stock on June 30, 2009.

Employee Stock Purchase Program

In April 2007, the Company’s Board of Directors adopted the ESPP to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. Employees contribute to the plan during six-month offering periods that begin on March 1st and September 1st of each year. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower.

Compensation expense for the ESPP is recognized in accordance with SFAS 123R. For the six months ended June 30, 2009 and 2008, the weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Six Months Ended June 30,
	2009	2008
Weighted average fair value	$1.28	$3.40
Dividend yield	0.0%	0.0%
Expected volatility	70.0%	50.0%
Risk-free interest rate	0.8%	1.8%
Expected life (in years)	0.4	0.5

ESPP compensation expense for the three months ended June 30, 2009 and 2008 was $54,000 and $63,000, respectively. ESPP compensation expense for the six months ended June 30, 2009 and 2008 was $163,000 and $130,000, respectively. A total of 94,557 shares were issued under the plan during the six months ended June 30, 2009. As of June 30, 2009 there were 572,707 shares available under the plan.

9. RELATED-PARTY TRANSACTIONS

Pursuant to the 2005 recapitalization agreement, New Mountain Capital, L.L.C. is entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital, L.L.C. agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of the Company’s initial public offering. The Company therefore did not incur any advisory fees for the six months ended June 30, 2009 and 2008. New Mountain Capital, L.L.C. is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In connection with the rights offering, New Mountain Capital L.L.C. agreed to waive any transaction fee payable in relation to the offering. The Company did not incur any transaction fees for the six months ended June 30, 2009 and 2008.

10. RESTRUCTURING CHARGE

2009 Restructuring Activity

Severance and Benefits

In both the first and second quarter of 2009, management implemented a restructuring plan in each period to eliminate certain positions to realign the Company’s cost structure and to allow for increased investment in its key strategic objectives. These plans included a reduction of headcount of approximately 50 and 30 employees in the first and second quarter of 2009, respectively. As a result of these plans and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded $1.4 million and $1.0 million in the first and second quarter of 2009, respectively, for severance and severance-related costs as a restructuring charge in its condensed consolidated statement of operations. As of June 30, 2009, the Company has a remaining liability of $839,000 as a result of the charge for severance and severance-related costs. This amount is reflected as “Accounts Payable and Accrued Expenses” in the consolidated balance sheet and is expected to be paid over the next six months.

Facilities

During the second quarter of 2009, the Company recorded charges totaling $79,000 relating to the consolidation of space at one office location. None of this amount has been paid out as of June 30, 2009.

Restructuring activities for the six months ended June 30, 2009 were as follows (in thousands):

	Severance & Benefits	Facilities	Total
Restructuring liability as of January 1, 2009	$–	$–	$–
Restructuring charge
First quarter	1,413	–	1,413
Second quarter	1,056	79	1,135

Total restructuring charge	2,469	79	2,548
Cash payments	(1,630)	–	(1,630)

Restructuring liability as of June 30, 2009	$839	$79	$918

2008 Restructuring Activity

During the second quarter of 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure. As a result of this plan, the Company recorded $986,000 for severance and severance-related costs as a restructuring charge in its condensed consolidated statement of operations. Additionally during the second quarter of 2008, the Company recorded $66,000 as a restructuring charge in its condensed consolidated statement of operations relating to the closure of one office location and the reduction of space at a second office location.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At June 30, 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and total $877,000. No amounts were outstanding under these instruments at June 30, 2009 or December 31, 2008.

Guarantees

The Company provides indemnifications to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. Due to the nature of the indemnifications provided, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any. Estimated losses for such indemnifications are evaluated under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.

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

Product Warranty

The Company’s standard software license agreement includes a warranty provision for software products. The Company generally warrants for a period of up to one year after delivery that the software shall operate substantially as stated in the then current documentation provided that the software is used in a supported computer system. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

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

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada and Europe. Less than 5% of the Company’s revenues were generated from sales outside of the United States for the three and six months ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, the Company had $2.4 million and $1.5 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2009 or 2008.

13. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred subsequent to June 30, 2009 and through August 7, 2009, the date in which the financial statements have been issued, and concluded that there were no events or transactions that occurred after this date which would require recognition in the accompanying statement of financial condition, results of operations and cash flows as of June 30, 2009. Additionally, there were no events or transactions that would be required to be disclosed in this Form 10-Q that are not disclosed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with, and provides period to period comparisons based on, our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in this Quarterly Report on Form 10-Q. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, financings, securities offerings or business combinations that may be announced or closed after the date hereof.

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

With our software applications, project-focused organizations can better measure business results, optimize performance, streamline operations and win new business. As of June 30, 2009, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

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

•	The gross margins of our business relative to recent historical trends;

•	Our operating expenses and income from operations;

•	Our adjusted EBITDA margin;

•	Our cash flow from operations;

•	The long-term success of our development efforts;

•	Our ability to successfully penetrate new markets;

•	Our ability to successfully integrate acquisitions and achieve anticipated synergies;

•	Our win rate against our competitors; and

•	Our long-term customer retention rates.

Each of these factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our longer-term strategic goals and objectives.

Since 2005 we have substantially increased our investments in product development, sales and marketing to increase our presence in our targeted markets so as to raise brand awareness among our potential customers and compete more aggressively. We believe that these additional investments have been instrumental in further improving our competitive position and driving our growth in total revenues since 2005. We also have controlled our operating expenses and managed our cash flow in recent quarters in light of the continued economic and financial uncertainty our customers are experiencing. We have realigned resources to meet short-term financial goals and objectives, and as a result, we undertook two reductions in force during the first half of 2009 which we believe better positions us to accomplish our goals and objectives. At the same time, we continue to invest in our product development, sales and marketing efforts to meet longer-term strategic goals.

Our total revenue increased for the three months ended June 30, 2009 as compared to the three months ended March 31, 2009. The principal increase in our revenue resulted from our government contracting customers, who have been less impacted by the recession due to the stability of government spending. Although the timing and extent of any economic recovery remains uncertain, we expect our Costpoint, GCS premier and enterprise project management (“EPM”) products to continue to account for a significant percentage of our overall software license fee revenue as a result of increased government spending, increased regulation by government agencies and the impact of the economic stimulus package on government contracting customers. We also anticipate that these trends may impact demand for our consulting, maintenance and support services during the remainder of 2009. However, it is difficult to predict when the potential benefits of the economic stimulus package will be experienced by government contracting and other customers.

While our Vision license revenue increased sequentially from the first to second quarter of 2009, our software license fee revenue attributable to our Vision products continues to be substantially impacted by the challenging environment as architecture and engineering customers continue to defer purchasing decisions, lengthen sales cycles and maintain more cautious investment policies. While the timing and extent of any economic recovery remains uncertain, the current economic trends may continue for the remainder of the year. In addition to the impact on our license revenue, we may continue to experience a decline in demand when compared to historical periods for consulting, maintenance and support services from our architecture and engineering customers due to the continuing impact of the recession.

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

In November 2007, we completed our initial public offering consisting of 9,000,000 shares of common stock for $18.00 per share.

In August 2008, we acquired from Planview, Inc. the MPM solution (“MPM”), an earned value management software application used by government contractors and agencies to meet complex compliance requirements for their programs issued by the U.S. Federal Government. MPM integrates with Deltek wInsight to create a complete earned value solution for government contractors and agencies.

In June 2009, we completed a $60 million common stock rights offering to stockholders of record as of April 14, 2009 and issued 20 million shares of common stock at a price of $3.00 per share.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$15.8	$22.1	$(6.3)	(29)	$27.0	$39.1	$(12.1)	(31)
Consulting services	19.2	22.3	(3.1)	(14)	39.3	46.6	(7.3)	(16)
Maintenance and support services	31.0	28.3	2.7	10	61.6	56.4	5.2	9
Other revenues	3.4	4.6	(1.2)	(26)	3.5	4.6	(1.1)	(24)

Total revenues	$69.4	$77.3	$(7.9)	(10)	$131.4	$146.7	$(15.3)	(10)

COST OF REVENUES:
Cost of software license fees	$1.8	$1.7	$0.1	6	$3.2	$3.3	$(0.1)	(3)
Cost of consulting services	16.2	19.2	(3.0)	(16)	33.5	39.4	(5.9)	(15)
Cost of maintenance and support services	5.5	4.8	0.7	15	11.3	10.4	0.9	9
Cost of other revenues	4.6	4.8	(0.2)	(4)	4.6	5.1	(0.5)	(10)

Total cost of revenues	$28.1	$30.5	$(2.4)	(8)	$52.6	$58.2	$(5.6)	(10)

GROSS PROFIT	$41.3	$46.8	$(5.5)	(12)	$78.8	$88.5	$(9.7)	(11)

OPERATING EXPENSES:
Research and development	$10.8	$11.5	$(0.7)	(6)	$21.6	$22.9	$(1.3)	(6)
Sales and marketing	10.7	13.4	(2.7)	(20)	22.2	25.7	(3.5)	(14)
General and administrative	9.4	8.4	1.0	12	17.3	15.9	1.4	9
Restructuring charge	1.1	1.1	–	–	2.5	1.1	1.4	127

Total operating expenses	$32.0	$34.4	$(2.4)	(7)	$63.6	$65.6	$(2.0)	(3)

INCOME FROM OPERATIONS	$9.3	$12.4	$(3.1)	(25)	$15.2	$22.9	$(7.7)	(34)

Interest income	–	0.2	(0.2)	(100)	–	0.5	(0.5)	(100)
Interest expense	(1.5)	(2.5)	1.0	(40)	(3.0)	(6.0)	3.0	(50)
Other expense, net	–	(0.2)	0.2	(100)	–	(0.2)	0.2	(100)

INCOME BEFORE INCOME TAXES	7.8	9.9	(2.1)	(21)	12.2	17.2	(5.0)	(29)
Income tax expense	2.9	4.5	(1.6)	(36)	4.6	7.8	(3.2)	(41)

NET INCOME	$4.9	$5.4	$(0.5)	(9)	$7.6	$9.4	$(1.8)	(19)

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$15.8	$22.1	$(6.3)	(29)	$27.0	$39.1	$(12.1)	(31)
Consulting services	19.2	22.3	(3.1)	(14)	39.3	46.6	(7.3)	(16)
Maintenance and support services	31.0	28.3	2.7	10	61.6	56.4	5.2	9
Other revenues	3.4	4.6	(1.2)	(26)	3.5	4.6	(1.1)	(24)

Total revenues	$69.4	$77.3	$(7.9)	(10)	$131.4	$146.7	$(15.3)	(10)

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

Software license fee revenues decreased $6.3 million, or 29%, to $15.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. During the second quarter of 2009, license fee revenues from our Costpoint, GCS Premier and enterprise project management (“EPM”) products remained relatively flat compared with the second quarter of 2008, while license fee revenues from our Vision software license fees decreased by $6.4 million for the same period. We believe the decrease in revenues from sales of our Vision products was primarily due to architecture and engineering customers continuing to postpone, defer or cancel purchasing decisions, lengthen sales cycles and adopt more cautious investment policies during the current economic downturn.

Software license fee revenues decreased $12.1 million, or 31%, to $27.0 million for the first six months of 2009 compared to the first six months of 2008. During the first six months of 2009, license fee revenues from our Costpoint, GCS Premier and EPM products decreased $3.2 million compared with the first six months of 2008, while license fee revenues from our Vision software license fees decreased by $8.9 million for the same period. The decrease in revenues from sales of our Costpoint, GCS Premier and EPM products to government contractor customers were mainly driven by the impact of two deals greater than $1 million in 2008 compared to one deal in 2009. Overall, we believe the decrease in revenues from sales of our products, particularly our Vision products to architecture and engineering customers, was primarily due to customers deferring purchasing decisions, lengthening sales cycles and adopting more cautious investment policies during the current economic downturn.

While the timing and extent of any financial or economic turnaround is uncertain, we expect these recent trends in the architecture and engineering market may continue for the balance of 2009, as those customers continue to be impacted by the economic downturn.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis.

Consulting services revenues decreased $3.1 million, or 14%, to $19.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This is a result of declines of $1.9 million in software implementation consulting services, $0.6 million in reimbursable revenues and $0.6 million in training and education related services.

Consulting services revenues decreased $7.3 million, or 16%, to $39.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This is a result of a $5.3 million decline in software implementation consulting services of which $0.7 million of consulting revenue was not recognized due to the BearingPoint, Inc. bankruptcy filing, a decline of $1.1 million in reimbursable revenues and a decline of $0.9 million in training and education related services.

Although we expect continued demand in 2009 for consulting services from our government contracting customers due to additional purchases of our applications and the expansion of their use of our existing software, we may continue to experience a decline in demand for consulting services from our architecture and engineering customers due to the impact of the current economic downturn.

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

Maintenance revenues increased $2.7 million, or 10%, to $31 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $2.3 million year over year, and maintenance revenues from our Vision products increased $0.4 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers, the annual price escalations for our maintenance services and the MPM acquisition. These increases were partially offset by customer cancellations.

Maintenance revenues increased $5.2 million, or 9%, to $61.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $4.4 million year over year and maintenance revenues from our Vision products increased $0.8 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers, the annual price escalations for our maintenance services and the MPM acquisition. These increases were partially offset by customer cancellations.

During the remainder of 2009, we expect that the growth of our maintenance revenues attributable to new software licenses from government contracting customers will be positively impacted by the anticipated increase in government spending, offset in part by our maintenance revenues attributable to new software licenses from architecture and engineering customers which will be negatively impacted by the continuing economic downturn.

Other Revenues

Our other revenues consist primarily of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the three months ended June 30, 2009, other revenues decreased to $3.4 million from $4.6 million for the three months ended June 30, 2008 as a result of lower user conference revenues associated with lower conference attendance in the current year. For the six months ended June 30, 2009, other revenues decreased to $3.5 million from $4.6 million as a result of lower user conference revenues in the current year.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended, June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.8	$1.7	$0.1	6	$3.2	$3.3	$(0.1)	(3)
Cost of consulting services	16.2	19.2	(3.0)	(16)	33.5	39.4	(5.9)	(15)
Cost of maintenance and support services	5.5	4.8	0.7	15	11.3	10.4	0.9	9
Cost of other revenues	4.6	4.8	(0.2)	(4)	4.6	5.1	(0.5)	(10)

Total cost of revenues	$28.1	$30.5	$(2.4)	(8)	$52.6	$58.2	$(5.6)	(10)

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees increased by $ 0.1 million, or 6%, to $1.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was the result of an increased royalty expense for third party software.

Cost of software license fees of $3.2 million for the six months ended June 30, 2009 decreased slightly by $0.1 million compared to the same period in the prior year.

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

Cost of consulting services decreased $3.0 million, or 16%, to $16.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The key drivers were decreases in labor and related benefits of $1.8 million resulting from a reduction in headcount year over year, decreases in travel expenses of $1.0 million and decreases in subcontractor and training expenses of $0.2 million.

For the six months ended June 30, 2009, cost of consulting services was $33.5 million, a decrease of $5.9 million, or 15%, when compared to the same period in the prior year. The key drivers were primarily decreases in labor and related benefits of $3.6 million resulting from a decrease in headcount year over year, decreases in travel expenses of $2.0 million and decreases in subcontractor expenses of $0.3 million.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $0.7 million, or 15%, to $5.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The change is due to an increase in labor and related benefits of $0.6 million and to an increase in royalties of $0.2 million for third party products which are embedded or sold along with our products offerings, offset by a $0.1 million decrease in travel expenses.

For the six months ended June 30, 2009, cost of maintenance services was $11.3 million, an increase of $0.9 million, or 9%, when compared to the same period in the prior year. The change is due to an increase in labor and related benefits of $0.6 million and an increase in royalties of $0.3 million for third party products which are embedded or sold along with our products offerings.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. For the three months ended June 30, 2009, cost of other revenues decreased to $4.6 million from $4.8 million for the three months ended June 30, 2008 as a result of lower user conference costs associated with the lower conference attendance in the current year. For the six months ended June 30, 2009, cost of other revenues decreased to $4.6 million from $5.1 million as a result of lower user conference costs.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$10.8	$11.5	$(0.7)	(6)	$21.6	$22.9	$(1.3)	(6)
Sales and marketing	10.7	13.4	(2.7)	(20)	22.2	25.7	(3.5)	(14)
General and administrative	9.4	8.4	1.0	12	17.3	15.9	1.4	9
Restructuring charge	1.1	1.1	–	–	2.5	1.1	1.4	127

Total operating expenses	$32.0	$34.4	$(2.4)	(7)	$63.6	$65.6	$(2.0)	(3)

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses decreased by $0.7 million, or 6%, to $10.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The key drivers of the quarter over quarter decrease were lower labor and related benefits of $0.9 million resulting from a reduction in headcount and a $0.2 million decrease in travel. This was offset by a decline in capitalized software development costs of $0.3 million and an increase in subcontractor expenses of $0.1million.

For the six months ended June 30, 2009, research and development expenses decreased by $1.3 million, or 6%, to $21.6 million when compared to the same period in the prior year. The key drivers of the year over year decrease were lower labor and related benefits of $1.2 million resulting from a reduction in headcount and lower travel expenses of $0.3 million offset by other expenses of $0.2 million.

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

Sales and marketing expenses decreased by $2.7 million, or 20%, to $10.7 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was due to decreased labor and related benefits of $1.7 million from a reduction in headcount, commissions of $1.0 million resulting from lower license sales in the second quarter of 2009 and a $0.3 million decrease in select marketing programs, partially offset by a $0.3 million increase in the amortization of purchased intangibles.

For the six months ended June 30, 2009, sales and marketing expenses decreased by $3.5 million, or 14%, to $22.2 million when compared to the same period in the prior year. The decrease was due to decreased labor and related benefits of $1.7 million, commissions of $1.7 million resulting from lower license sales in 2009, a $0.5 million decrease in select marketing programs and decreased travel of $0.3 million, partially offset by a $0.7 million increase in the amortization of purchased intangibles.

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

General and administrative expenses increased by $1.0 million, or 12%, to $9.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase resulted from an increase in bad debt expense of $0.7 million and an increase in professional fees of $0.3 million.

For the six months ended June 30, 2009, general and administrative expenses increased by $1.4 million, or 9%, to $17.3 million when compared to the same period in the prior year. The increase resulted from an increase in bad debt expense of $1.3 million, an increase in labor and related benefits of $0.5 million, partially offset by a reduction of $0.4 million for professional services, training and depreciation expenses.

Restructuring Charge

In both the first and second quarter of 2009, management implemented a restructuring plan in each period to eliminate certain positions to realign the Company’s cost structure and to allow for increased investment in its key strategic objectives. These plans included a reduction of headcount of approximately 50 and 30 employees in the first and second quarter of 2009, respectively. As a result of these plans, the Company recorded $1.4 million and $1.0 million in the first and second quarter of 2009, respectively, for severance and severance-related costs as a restructuring charge in its condensed consolidated statement of operations and $0.1million in the second quarter of 2009 for consolidation of facilities.

During the first half of 2008, we recorded a $1.1 million restructuring charge in an effort to realign our cost structure and to account for the consolidation of excess office space. The charge included $1.0 million for severance and severance-related costs for approximately 50 employees and $0.1 million for facilities related expenses associated with the closure of one office location and a reduction in space at a second location, offset by a reduction in existing deferred rent liabilities.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income decreased $0.2 million and $0.5 million during the three and six months ended June 30, 2009, respectively, when compared with the comparable period in 2008. The principal drivers of this decrease were the change in the company’s investment election for its funds from a traditional money market fund to a U.S. treasury securities money market fund as well as the overall decrease in interest rates paid on money market funds.

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$1.5	$2.5	$(1.0)	(40)	$3.0	$6.0	$(3.0)	(50)

Interest expense decreased by $1.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and by $3.0 million for the six months ended June 30, 2009 compared to the same period in the prior year. This decrease resulted from lower interest rates as well from the prepayment of debt during the first half of 2009.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
Income tax expense	(2.9)	(4.5)	$1.6	(36)	$(4.6)	$(7.8)	$3.2	(41)

Income tax expense decreased to $2.9 million for the three months ended June 30, 2009 from $4.5 million for the three months ended June 30, 2008. As a percentage of pre-tax income, income tax expense was 37.6% and 45.5% for the three months ended June 30, 2009 and 2008, respectively. The decrease in tax expense for the second quarter of 2009 compared to the second quarter of 2008 is primarily impacted by the changes in the geographic distribution of our income and a change in our transfer pricing agreements implemented in the third quarter of 2008.

Income tax expense for the six months ended June 30, 2009 decreased to $4.6 million compared to $7.8 million for the six months ended June 30, 2008. As a percentage of pre-tax income, income tax expense was 37.8% and 45.1% for the six months ended June 30, 2009 and 2008, respectively. The income tax expense for the first half of 2009 is lower than the first half of 2008 due primarily to the changes in the geographic distribution of our income and a change in our transfer pricing agreements implemented in the third quarter of 2008.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the six months ended June 30, 2009, the Company established an additional liability of approximately $0.1 million associated with certain permanent adjustments as well as associated interest on prior period FIN 48 adjustments. For further information, see Note 7, Income Taxes, of our condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Credit Agreement

In connection with the Company’s recapitalization in 2005, we entered into a credit agreement with a syndicate of lenders led by Credit Suisse that provided for a $115 million term loan and a $30 million revolving credit facility (the “Credit Agreement”). In April 2006, we added $100 million to the term loan to repay the outstanding debentures. The term loan matures on April 22, 2011, and the revolving credit facility terminates on April 22, 2010. As of June 30, 2009 and December 31, 2008 the outstanding amount of the term loan was $179.6 million and $192.8 million, respectively, and there were no borrowings outstanding under the revolving credit facility. We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases; therefore available borrowings on the revolving credit facility was $29.1 million as of June 30, 2009.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is as defined in the Credit Agreement):

		As of June 30, 2009		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.75 to 1.00	7.95	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.67	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.83	Less than 3.25 to 1.00

The Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of June 30, 2009, we were in compliance with all covenants related to our Credit Agreement. Based on our expectations of our future performance we believe that we will continue to satisfy the financial covenants of our Credit Agreement for the foreseeable future.

We incurred no debt issuance costs in 2008 or in the first six months of 2009. The existing debt issuance costs are being amortized and reflected in interest expense over the respective lives of the loans. At June 30, 2009, $0.8 million of unamortized debt issuance costs remained in “Prepaid Expenses and Other Current Assets” and $0.4 million was reflected in “Other Assets” on the consolidated balance sheet. During the three and six months ended June 30, 2009, $0.2 million and $0.5 million, respectively, of costs were amortized and reflected in interest expense. During the three and six months ended June 30, 2008, $0.2 million and $0.4 million, respectively, of costs were amortized and reflected in interest expense.

The Credit Agreement requires mandatory prepayments of the term loan from our annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain assets sales or equity issuances. During the first quarter of 2009, we made a scheduled principal payment of $498,000 and a contractually required principal prepayment of $9.7 million from our annual excess cash flow. The Credit Agreement also requires us to prepay a portion of the term loan from the net proceeds of certain equity issuances to certain investors so that our leverage ratio (as defined in the Credit Agreement) is less than 2.75. In connection with our rights offering we were required to make a mandatory principal prepayment of approximately $3.1 million from the net proceeds from the rights offering, as our leverage ratio was greater than 2.75 to 1 prior to the completion of the rights offering. The mandatory excess cash flow payment made in March 2009 was applied first against the scheduled principal payments for a twelve month period and, secondly, with the excess applied ratably against the remaining debt payments in the amortization schedule. The prepayment from our rights offering was applied ratably against the remaining debt payments.

The following table summarizes future principal payments on the Credit Agreement as of June 30, 2009 (in thousands):

Principal Payment

June 30, 2010	$470
September 30, 2010	44,784
December 31, 2010	44,784
March 31, 2011	44,783
April 22, 2011	44,783

Total principal payments	$179,604

Liquidity and Capital Resources

Overview of Liquidity

Our primary operating cash requirements include the payment of salaries, incentive compensation and related benefits, and other headcount-related costs as well as the costs of office facilities and information technology systems. We fund these requirements through cash collections from our customers for the purchase of our software, consulting services and maintenance services. Amounts due from customers for software license and maintenance services are generally billed in advance of the contract period.

The cost of our acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings were repaid in subsequent periods with available cash provided by operating activities as well as with proceeds from our initial public offering. We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At June 30, 2009, the total amount of letters of credit guaranteed under the revolving credit facility totaled $0.9 million. As a result, available borrowings on the revolving credit facility at June 30, 2009 were $29.1 million.

Historically, our cash flows have been subject to variability from year-to-year primarily as a result of one-time or infrequent events. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months. In addition, we believe that the aggregate cash balance of $113.5 million as of June 30, 2009 is sufficient to cover the payments due over the next 18 months of $90.0 million on the Credit Agreement.

In June 2009, we completed our common stock rights offering, which was fully subscribed by our stockholders, resulting in the issuance of 20 million shares of common stock. Net proceeds after deducting fees and offering expenses were approximately $58.2 million. We used approximately $3.1 million to prepay indebtedness under our Credit Agreement and intend to use the remaining net proceeds from the rights offering for additional working capital, strategic investments and acquisitions, reduction of indebtedness (see Credit Agreement above for discussion of the mandatory prepayment on our term loan) or general corporate purposes.

In the future, however, we may require additional liquidity to fund our operations and debt repayment obligations, which could entail raising additional funds or refinancing our indebtedness.

Analysis of Cash Flows

For the six months ended June 30, 2009, we generated cash from operating activities of $32.6 million, compared to $19.9 million during the comparable period for 2008. The increase of $12.8 million was primarily attributed to a decrease in cash payments of $6.0 million for taxes, $4.3 million in interest and $3.5 million in other operating activities partially offset by an increase in cash payments for restructuring charges of $1.0 million. The increases in deferred revenue of $15.3 million and accounts receivable of $6.6 million were primarily attributed to accelerating our maintenance billing process in the second quarter of 2009.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2009 compared to $4.6 million used during the comparable period of 2008. Our use of cash in the first six months of 2009 was for the purchase of property and equipment of $0.9 million and for capitalized software development costs of $0.2 million. The use of cash in the comparable period in 2008 was for the purchase of property and equipment primarily consisting of $1.5 million for internal use software, $1.5 million for computer equipment, and $0.3 million for leasehold improvements in our facilities in the Philippines as well as $0.3 million for capitalized software development costs.

Net cash provided by financing activities was $45.9 million for the six months ended June 30, 2009 compared to net cash provided by financing activities of $0.3 million during the comparable period of 2008. Cash provided by financing activities in the first six months of 2009 was primarily related to proceeds received from our rights offering of $58.2 million, net of issuance costs, and proceeds from issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises of $1.0 million. This was offset by $13.2 million in debt repayments. Debt repayments consisted of a scheduled cash repayment of $0.5 million and contractually required prepayments of $12.7 million. During the first six months of 2008, the Company’s cash flows from financing activities included proceeds from the issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises of $0.5 million. In the first quarter of 2008, there were payments of $0.3 million in connection with the sale of common stock from our initial public offering in the fourth quarter of 2007.

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

Our consulting services revenues are impacted by software license sales, the availability of our consulting resources to work on customer implementations, the adequacy of our contracting activity to maintain full utilization of our available resources, and prevailing economic and financial conditions. As a result, services revenues may also be subject to seasonal fluctuations.

Our maintenance revenues are generally not subject to significant seasonal fluctuations, although cash flow from maintenance fees is impacted by the timing of collections of annual maintenance renewals and the timing of our sales cycles.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) effective for interim periods ending after June 15, 2009. FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. See Part I, Item 1, Note 2 Fair Value of Financial Instruments, for the related disclosures. The adoption of FSP 107-1 in the second quarter of 2009 did not have a material impact on our results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) effective for interim and annual periods ending after June 15, 2009. SFAS 165 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. See Part I, Item 1, Note 13 Subsequent Events, for the related disclosures. The adoption of SFAS 165 in the second quarter of 2009 did not have a material impact on our results of operations, financial position, or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of SFAS 141R, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of SFAS 141R. During the first six months of 2009, we did not enter into any business combinations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance in FSP 142-3 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. During the first six months of 2009, we did not acquire any intangible assets.

In November 2008, EITF 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) was issued. EITF 08-7 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under EITF 08-7, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with SFAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for us. During the first six months of 2009, we did not acquire any defensive intangible assets.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. FSP 157-4 is effective for annual and interim periods ending on or after June 15, 2009. During the second quarter of 2009, we adopted the provisions in FSP 157-4. The provisions adopted did not have an impact on our financial statements as our fair value measurements are Level 1 measurements in an active market with orderly transactions.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles- A Replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS 168 also explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, we do not expect the adoption of SFAS 168 to have any impact on our results of operations, financial position, or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At June 30, 2009, we had $113.5 million in cash and cash equivalents. Our interest expense associated with our term loan and revolving credit facility will vary with market rates. As of June 30, 2009, we had approximately $179.6 million in variable rate debt outstanding. Based upon the variable rate debt outstanding as of June 30, 2009, a hypothetical 1% increase in interest rates would increase interest expense by approximately $1.8 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of June 30, 2009, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.1 million on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the three and six months ended June 30, 2009 or 2008. To date, exchange rate fluctuations have had little impact on our operating results and cash flows given the scope of our international presence.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer and our Principal Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer and our Principal Accounting Officer concluded that our disclosure controls and procedures are effective.

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer and our Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The demand for project-based enterprise applications software and solutions will fluctuate based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions, particularly as they affect the key sectors in which our customers operate. For the twelve months ended December 31, 2008 and for the six months ended June 30, 2009, approximately 95% and 96%, respectively, of our total revenue was derived from United States-based customers. Economic downturns or unfavorable changes in the financial and credit markets in the United States, including the current economic recession, could have an adverse effect on the operations, budgets and overall financial condition of our customers. As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased or could be forced into a bankruptcy or restructuring process, which could limit our ability to recover amounts owed to us. If any of our customers cease operations or file for bankruptcy protection, our ability to recover amounts owed to us for software license fees, consulting and implementation services or software maintenance may be severely limited.

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2008 and the six months ended June 30, 2009, resellers accounted for approximately 14% and 9%, respectively, of our software license fee revenue.

We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, generally or in any specific industry, or of any disruption in the financial and credit markets. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition, cash flow and results of operations could be materially adversely affected.

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

If we are unable to effectively respond to organizational challenges as we manage our historical growth and expand our business, our revenues, profitability and business reputation could be materially adversely affected.

Between 2006 and 2008 our total revenue increased from $228.3 million to $289.4 million, or approximately 27%, and our software license fee revenue increased from $75.0 million to $77.4 million, or approximately 3%. For the six months ended June 30, 2009 our total revenue was $131.4 million and our software license fee revenue was $27.0 million. Between 2006 and 2008, our total worldwide headcount has increased from approximately 1,040 employees at the end of 2006 to approximately 1,240 employees worldwide at December 31, 2008. At June 30, 2009, our total worldwide headcount was approximately 1,170 employees.

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

If we do not correctly anticipate our organizational needs as we expand our business, if we fail to successfully implement our enhanced or new systems and other infrastructure improvements effectively and timely or if we encounter delays or unexpected costs in hiring, integrating, training and guiding our new employees, we may be unable to maintain or increase our revenues and profitability and our business reputation could be materially adversely affected.

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

While we currently have customers in approximately 60 countries, we generated less than 5% of our total software license fee revenue in 2008 and 2007 from international markets. For the six months ended June 30, 2009, we generated approximately 5% of our total software license fee revenue from international markets. Our ability to expand internationally will require us to deliver product functionality and foreign language translations that are responsive to the needs of the international customers that we target. Additionally, we conduct our international business through our direct sales force and also through independent reseller partners. If we are unable to hire a qualified direct sales force, identify beneficial strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets. Our inability in the future to expand successfully in international markets could materially adversely affect our revenue growth. Our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

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

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $57.8 million and other purchased intangible assets valued at approximately $15.0 million as of June 30, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2008. In addition, there have been no events or changes in circumstances that have occurred during the six months ended June 30, 2009 that indicate there is an impairment of goodwill or intangible assets. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred and may occur in the future increases the potential that such an impairment may occur in the future. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

If our customers fail to renew or otherwise terminate their maintenance services agreements for our products, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our maintenance services revenues and our operating results could be materially harmed.

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 40% and 37% of our total revenue in 2008 and 2007, respectively. For the six months ended June 30, 2009, revenues from maintenance services constituted approximately 47% of our total revenue.

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

As of June 30, 2009, we had approximately $179.6 million of outstanding debt under our credit agreement and term loan at interest rates which are subject to market fluctuation. Our indebtedness and related obligations could have important future consequences to us, such as:

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

Our ability to meet our existing debt service obligations, borrow additional funds or refinance our existing debt will depend on many factors, including prevailing financial or economic conditions, and our past performance and our financial and operational outlook. During the first quarter of 2009, we made a principal payment of $0.5 million and a mandatory prepayment of $9.7 million from our annual excess cash flow. During the second quarter of 2009 we made a mandatory prepayment of $3.1 million from the proceeds of our recently completed common stock rights offering. We will make a principal payment of $0.5 million on June 30, 2010, scheduled principal payments of $44.8 million at the end of each of the quarters ending September 30, 2010, December 31, 2010, and March 31, 2011, and a scheduled principal payment representing the balance due of $44.8 million on April 22, 2011, the final maturity date. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

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

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for the six months ended June 30, 2009, and for the years ended December 31, 2008 and 2007, was generated from the sale of perpetual licenses.

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

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $21.6 million, or 16% of revenue, for the six months ended June 30, 2009, $45.8 million, or 16% of revenue, in 2008, and approximately $42.9 million, or 15% of revenue, in 2007. Our current and future product development efforts may require greater resources than we expect, or achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

In addition, our customers may choose competing products other than our offerings based upon their preference for new or different standards-based application software than the software or platforms on which our products operate or are supported. Any of these adverse developments could injure our competitive position and could cause our software license fee revenue to be materially adversely affected.

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

We derive a significant portion of our revenues from federal government contractors. For the six months ended June 30, 2009, and for the years ended December 31, 2008 and 2007, over half of our software license fee revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts with the federal government in a manner that accounts for expenditures in accordance with the federal government contracting accounting standards.

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

We have 64,275,977 shares of common stock outstanding as of August 4, 2009. If New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), members of our executive team and other employees who are party to a stockholders agreement that allows them to sell proportionately with our controlling stockholder, sell substantial amounts of our common stock in the public market or if the market perceives that stockholders may sell shares of common stock, the market price of our common stock could decrease significantly.

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

Our largest stockholders, the New Mountain Funds, own, in the aggregate, approximately 64% of our outstanding common stock and 100% of our Class A common stock. As a result, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock.

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

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although the New Mountain Funds waived any right to collect a transaction fee in connection with our recently completed stock rights offering, the right to collect transaction fees otherwise continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 64,275,977 shares outstanding as of August 4, 2009. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of your ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, you could, depending on your participation in that issuance, also experience immediate dilution of the value of your shares relative to what your value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

In addition, certain provisions of our shareholders’ agreement require that certain covered persons (as defined in the shareholders’ agreement) vote their shares of our common stock in favor of certain transactions in which the New Mountain Funds propose to sell all or any portion of their shares of our common stock or in which we propose to sell or otherwise transfer for value all or substantially all of the stock, assets or business of the company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

In June 2009, we completed our common stock rights offering (the “Rights Offering”) pursuant to a registration statement on Form S-3 (Registration No. 333-158388) which the U.S. Securities and Exchange Commission declared effective on May 8, 2009. Under the registration statement, we registered the offering and sale of up to 20,000,000 shares of our common stock. All of the 20,000,000 shares of our common stock registered under the registration statement were sold at a price of $3.00 per share to participating shareholders who were shareholders of record as of April 14, 2009, the record date for the Rights Offering.

As a result of the Rights Offering, we raised a total of $60.0 million in gross proceeds, and approximately $58.2 million in net proceeds after deducting expenses incurred in connection with the Rights Offering. Upon receipt of the net proceeds of the Rights Offering, we used $3.1 million to prepay indebtedness pursuant to the terms of our credit agreement. The remainder of the net proceeds will be used for additional working capital, which may be used for strategic investments and acquisitions, including acquisitions of other domestic or foreign business, to reduce our indebtedness, or for general corporate purposes.

There has been no material change in the actual or planned use of proceeds from the IPO as described in the final prospectus with respect to our IPO filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than in connection with our Rights Offering, there were no purchases of our common stock by our affiliates during the three months ended June 30, 2009.

The following table sets forth purchases of our common stock by our controlling shareholder, the New Mountain Funds, in connection with our Rights Offering during the three months ended June 30, 2009:

	(a)	(b)		(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	—	—		N/A	N/A
May 1-31, 2009	11,432,348	$3.00	(1)	N/A	N/A
June 1-30, 2009	4,130,402	$3.00	(2)	N/A	N/A

(1)	Note: These transactions were reported by the New Mountain Funds (comprised of New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) on a Form 4 report filed with the Securities and Exchange Commission on May 29, 2009.
(2)	Note: These transactions were reported by the New Mountain Funds (comprised of New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) on a Form 4 report filed with the Securities and Exchange Commission on June 4, 2009.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual Meeting of Stockholders was held on May 22, 2009 at the Company’s headquarters in Herndon, Virginia. As described in the Company’s Proxy Statement for 2009 Annual Meeting of Stockholders, the following actions were taken:

•	The ten nominees for director were elected to serve for the ensuing year and until their successors are duly elected and qualified; and

•	The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified.

Item 5.	OTHER INFORMATION

The Company’s employees have historically been subject to selling restrictions imposed by stockholders’ agreements entered into with the Company and the New Mountain Funds, among others. The stockholders’ agreements have generally applied to Company securities obtained by employees either prior to or in connection with the Company’s recapitalization in 2005 or pursuant to equity awards made under the Company’s equity plans. As previously disclosed, some of these restrictions were removed for employees who were not executive officers with respect to equity awards made after April 2007. On August 6, 2009, the Company and the New Mountain Funds waived the remaining selling restrictions imposed by the stockholders’ agreements for all employees other than the Company’s Chief Executive Officer. The waiver allows employees to sell Company common stock obtained in connection with the Company’s recapitalization or pursuant to equity awards made under the Company’s equity plans prior to a contemporaneous sale by the New Mountain Funds. The waiver does not apply to the Company’s Chief Executive Officer, and only the restricted stock granted to him in February 2009, which does not fully vest until 2011, has been released from the restrictions described above.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

4.2	Form of Subscription Rights Certificate. (3)

4.3	Form of Subscription Rights Agreement. (3)

4.4	Information Agent Agreement, dated as of April 9, 2009, among Deltek, Inc., Georgeson Securities Corporation and Georgeson Inc. (3)

10.93	Transaction Fee Waiver Letter, dated as of April 9, 2009, among Deltek, Inc., Georgeson Securities Corporation and Georgeson Inc. (3)

10.94	Letter Agreement, dated as of April 28, 2009, between Deltek, Inc., and New Mountain Capital, L.L.C. (3)

10.95	Employment Letter, dated May 5, 2008, between Deltek, Inc. and Mark Wabschall. (4)

10.96	Separation Agreement and Release, dated July 29, 2009, between Deltek, Inc. and Mark Wabschall. (4)

10.97	Employment letter, dated June 27, 2008, between Deltek, Inc. and Michael Krone. (5)

10.98	Form of Executive Officer Waiver to Shareholders’ Agreement entered into among Deltek, Inc., New Mountain Capital and each Executive Officer of Deltek, Inc.*

10.99	Waiver Letter Agreement, dated August 6, 2009, between Deltek, Inc. and New Mountain Capital.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(3)	Incorporated by reference to exhibit of same number filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-158388) filed April 30, 2009.
(4)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009.
(5)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: August 7, 2009	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer

DELTEK, INC.

Dated: August 7, 2009	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

4.2	Form of Subscription Rights Certificate. (3)

4.3	Form of Subscription Rights Agreement. (3)

4.4	Information Agent Agreement, dated as of April 9, 2009, among Deltek, Inc., Georgeson Securities Corporation and Georgeson Inc. (3)

10.93	Transaction Fee Waiver Letter, dated as of April 9, 2009, among Deltek, Inc., Georgeson Securities Corporation and Georgeson Inc. (3)

10.94	Letter Agreement, dated as of April 28, 2009, between Deltek, Inc., and New Mountain Capital, L.L.C. (3)

10.95	Employment Letter, dated May 5, 2008, between Deltek, Inc. and Mark Wabschall. (4)

10.96	Separation Agreement and Release, dated July 29, 2009, between Deltek, Inc. and Mark Wabschall. (4)

10.97	Employment letter, dated June 27, 2008, between Deltek, Inc. and Michael Krone. (5)

10.98	Form of Executive Officer Waiver to Shareholders’ Agreement entered into among Deltek, Inc., New Mountain Capital and each Executive Officer of Deltek, Inc.*

10.99	Waiver Letter Agreement, dated August 6, 2009, between Deltek, Inc. and New Mountain Capital.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(3)	Incorporated by reference to exhibit of same number filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-158388) filed on April 30, 2009.
(4)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009.
(5)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2009.