Form 10-Q
period 2009-09-30
DELTEK, INC
filed 2009-11-06
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from             to

Commission File Number 001-33772

DELTEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1252625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13880 Dulles Corner Lane, Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of November 4, 2009 was 65,958,231 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,388	$35,788
Accounts receivable, net of allowance of $3,033 and $2,195 at September 30, 2009 and December 31, 2008, respectively	38,262	47,747
Deferred income taxes	4,253	4,635
Prepaid expenses and other current assets	6,338	6,874
Income taxes receivable	651	846

TOTAL CURRENT ASSETS	179,892	95,890
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $18,766 and $14,688 at September 30, 2009 and December 31, 2008, respectively	12,171	14,639
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	826	1,438
LONG-TERM DEFERRED INCOME TAXES	6,860	4,125
INTANGIBLE ASSETS, NET	13,942	17,396
GOODWILL	57,829	57,654
OTHER ASSETS	3,218	2,130

TOTAL ASSETS	$274,738	$193,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$13,952	$10,154
Accounts payable and accrued expenses	25,362	28,734
Accrued liability for redemption of stock in recapitalization	317	317
Deferred revenues	35,667	21,296

TOTAL CURRENT LIABILITIES	75,298	60,501
LONG-TERM DEBT	165,329	182,661
OTHER TAX LIABILITIES	1,591	1,003
OTHER LONG-TERM LIABILITIES	3,088	2,917

TOTAL LIABILITIES	245,306	247,082
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 65,944,975 and 43,474,220 shares at September 30, 2009 and December 31, 2008, respectively	66	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	245,773	177,249
Accumulated deficit	(215,743)	(229,905)
Accumulated other comprehensive deficit	(664)	(1,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	29,432	(53,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$274,738	$193,272

See accompanying notes to condensed consolidated financial statements

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
REVENUES:
Software license fees	$12,711	$18,508	$39,695	$57,647
Consulting services	19,737	23,060	59,019	69,650
Maintenance and support services	31,648	29,324	93,232	85,675
Other revenues	18	58	3,530	4,697

Total revenues	64,114	70,950	195,476	217,669

COST OF REVENUES:
Cost of software license fees	1,198	1,672	4,421	4,939
Cost of consulting services	16,716	18,277	50,173	57,632
Cost of maintenance and support services	5,493	5,438	16,762	15,864
Cost of other revenues	26	39	4,674	5,146

Total cost of revenues	23,433	25,426	76,030	83,581

GROSS PROFIT	40,681	45,524	119,446	134,088

OPERATING EXPENSES:
Research and development	10,854	11,761	32,498	34,710
Sales and marketing	10,396	13,637	32,568	39,353
General and administrative	8,712	8,753	26,029	24,693
Restructuring charge (benefit)	552	(61)	3,100	991

Total operating expenses	30,514	34,090	94,195	99,747

INCOME FROM OPERATIONS	10,167	11,434	25,251	34,341
Interest income	13	168	35	618
Interest expense	(1,917)	(2,454)	(4,899)	(8,408)
Other expense, net	(29)	(60)	(8)	(261)

INCOME BEFORE INCOME TAXES	8,234	9,088	20,379	26,290
Income tax expense	1,627	1,063	6,217	8,821

NET INCOME	$6,607	$8,025	$14,162	$17,469

EARNINGS PER SHARE (a)
Basic	$0.10	$0.17	$0.26	$0.38

Diluted	$0.10	$0.17	$0.26	$0.37

COMMON SHARES AND EQUIVALENTS OUTSTANDING (a)
Basic weighted average shares	63,611	46,586	54,320	46,547

Diluted weighted average shares	64,808	47,605	54,967	47,795

(a)	In accordance with FASB Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that we completed in June 2009. See Note 3, Earnings Per Share, for additional information.

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,162	$17,469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,274	1,000
Depreciation and amortization	8,045	7,143
Amortization of debt issuance costs	701	595
Write-down of acquired in process research and development	—	290
Stock-based compensation expense	6,319	5,925
Employee stock purchase plan expense	1,821	234
Restructuring charge, net	818	63
Loss on disposal of fixed assets	23	346
Deferred income taxes	(2,818)	(2,455)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	7,416	6,907
Prepaid expenses and other assets	935	1,555
Accounts payable and accrued expenses	(3,558)	(2,638)
Income taxes receivable	175	(3,092)
Excess tax benefit from stock awards	(61)	(71)
Other tax liabilities	588	374
Other long-term liabilities	(631)	(456)
Deferred revenues	15,012	(166)

Net Cash Provided by Operating Activities	51,221	33,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(17,424)
Purchase of property and equipment	(1,863)	(5,000)
Capitalized software development costs	(150)	(261)

Net Cash Used in Investing Activities	(2,013)	(22,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with rights offering, net of issuance costs	58,228	–
Proceeds from exercise of stock options	759	230
Excess tax benefit from stock awards	61	71
Proceeds from issuance of stock under employee stock purchase plan	2,015	712
Offering costs paid for 2007 sale of common stock in initial public offering	—	(275)
Payments for deferred financing costs	(2,336)	—
Repayment of debt	(13,534)	—

Net Cash Provided By Financing Activities	45,193	738

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	199	(7)

NET INCREASE IN CASH AND CASH EQUIVALENTS	94,600	11,069

CASH AND CASH EQUIVALENTS—Beginning of period	35,788	17,091

CASH AND CASH EQUIVALENTS—End of period	$130,388	$28,160

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for purchases of property and equipment	$71	$275

Cash paid during the period for:
Interest	$4,197	$9,078

Income taxes	$8,553	$13,886

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
	(unaudited)
Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	23,519	—	23,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(863)	(863)

Comprehensive income										22,656
Issuance of common stock under the employee stock purchase plan	—	—	82,736	—	—	—	712	—	—	712
Stock options exercised	—	—	59,311	—	—	—	277	—	—	277
Issuance of restricted stock awards, net	—	—	285,650	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	—	—	—	—	64	—	—	64
Tax deficiency from other stock option activity	—	—	—	—	—	—	(93)	—	—	(93)
Stock compensation	—	—	—	—	—	—	8,762	—	—	8,762

Balance at December 31, 2008	—	$—	43,474,220	$43	100		$177,249	$(229,905)	$(1,197)	$(53,810)

Net income	—	—	—	—	—	—	—	14,162	—	14,162
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	533	533

Comprehensive income										14,695
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	58,228
Issuance of common stock under the employee stock purchase plan	—	—	635,855	1	—	—	2,014	—	—	- 2,015
Stock options exercised	—	—	210,200	—	—	—	759	—	—	759
Issuance of restricted stock awards, net of forfeitures	—	—	1,624,700	2	—	—	(2)	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	61	—	—	61
Tax deficiency on stock option exercises and other stock option activity	—	—	—	—	—	—	(560)	—	—	(560)
Stock compensation	—	—	—	—	—	—	8,051	—	—	8,051
Exchange of liability for restricted stock	—	—	—	—	—	—	10	—	—	10
Payment of income tax withheld on vested restricted stock awards	—	—	—	—	—	—	(17)	—	—	- (17)

Balance at September 30, 2009	—	$—	65,944,975	$66	100	$—	$245,773	$(215,743)	$(664)	$29,432

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2009

1. ORGANIZATION

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise applications software and related services designed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate their complex business processes around the engagement, execution and delivery of projects. Deltek’s software applications enable them to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements.

Rights Offering

In May 2009, the Company issued non-transferable subscription rights to the Company’s stockholders of record to subscribe for 20 million shares of the Company’s common stock on a pro rata basis at a subscription price of $3.00 per share. Stockholders received one right for each share of common stock owned on the record date, April 14, 2009. Based on the number of shares outstanding on the record date, the rights offering entitled each stockholder to purchase 0.4522 shares of common stock at the subscription price. On May 27, 2009, the subscription period expired and the rights offering was fully subscribed by participating stockholders of the Company, resulting in the issuance of 20 million shares of common stock on June 1, 2009. Net proceeds from the offering after deducting fees and offering expenses were $58.2 million. In accordance with the provisions of the credit agreement, the Company used $3.1 million to prepay indebtedness. See Note 6, Debt, for additional details regarding the mandatory prepayment and Note 3, Earnings Per Share, for additional details regarding the rights offering.

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

Financial Accounting Standards Board Codification

In June 2009, the FASB issued the FASB Accounting Standards Codification™ (the “Codification” or “ASC”), the authoritative guidance for GAAP. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. In these financial statements, the references have been updated to reflect the new Codification references.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable and sales allowances, lives of tangible and intangible assets, impairment of long-lived and other assets, realization of deferred tax assets, accrued liabilities, stock-based compensation, revenue recognition, valuation of acquired deferred revenue and intangible assets, and provisions for income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are generated primarily from three sources: licensing of software products, providing maintenance and support for those products, and providing consulting services for those products. Deltek’s consulting services consist primarily of implementation services, training and assessment, and design services. A typical sales arrangement includes both software licenses and maintenance, and may also include consulting services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

For sales arrangements involving multiple elements, where software licenses are sold together with maintenance and support, consulting, training, or other services, the Company recognizes revenue using the residual method. Under the residual method, to determine the amount to allocate to and recognize revenue on delivered elements, normally the license element of the arrangement, the Company first allocates and defers revenue for any undelivered elements based upon objective evidence of fair value of those elements. The objective evidence of fair value used is required to be specific to the Company and commonly referred to as vendor-specific objective evidence, or “VSOE”. The Company recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue for the delivered elements.

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

Under its standard perpetual software license agreements, the Company recognizes revenue from the license of software upon execution of a signed agreement and delivery of the software provided that the software license fees are fixed and determinable, collection of the resulting receivable is probable, and VSOE exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. If a right of return exists, revenue is recognized upon the expiration of that right.

The Company’s standard software license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

Software license fee revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when these channels complete the sale and the Company delivers the software products.

The Company’s standard payment terms for its software license agreements are generally within 180 days. The Company considers the software license fee to be fixed and determinable unless the fee is subject to refund or adjustment, or is not payable within 180 days. Revenue from arrangements with payment terms extending beyond 180 days is recognized as payments become due and payable.

Implementation, installation and other consulting services are generally billed based upon hourly rates, plus reimbursable out-of-pocket expenses and related administrative fees. Revenue on these arrangements is recognized based on hours actually incurred at the contract billing rates, plus out-of-pocket expenses. Implementation, installation and other consulting services revenue under fixed-fee arrangements is generally recognized as the services are performed.

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

Maintenance and support services include unspecified periodic software upgrades or enhancements, bug fixes and phone support. Annual maintenance and support initially represent between 15% and 25% of the related software license list price, depending upon the related product, and fees are generally payable quarterly. Customers generally prepay for maintenance, and these prepayments are recorded as deferred revenue and revenue is recognized ratably over the term of the maintenance period.

Other revenue mainly includes fees collected for the Company’s annual user conference, which is typically held in the second quarter. Other revenue also includes the resale and sublicensing of third-party hardware and software products in connection with the software license and installation of the Company’s products, and is generally recognized upon delivery.

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

The Company’s investments (in thousands) are as follows:

	September 30, 2009	December 31, 2008

Cash	$1,082	$—
Money Market Fund Investments	129,306	35,788

Total Cash and Cash Equivalents	$130,388	$35,788

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At September 30, 2009, the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base and credit losses have generally been within the Company’s estimates.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. As of September 30, 2009, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

        Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money market accounts on a short-term basis, are carried at fair market value. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active market for the debt, the Company has determined that the carrying value of its debt approximates fair value as a result of the Company’s recent debt refinancing at current market rates (See Note 6, Debt) as well as the fact that the debt has a variable interest rate component. The estimated fair value of the Company’s debt at September 30, 2009 and December 31, 2008 was $179.3 million and $192.8 million, respectively. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. As of September 30, 2009 and December 31, 2008, the Company had no derivative financial instruments.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, in accordance with ASC 740, a valuation allowance is required to be recognized if it is believed “more likely than not” that a deferred tax asset will not be fully realized. ASC 740-10, Income Taxes-Overall (“ASC 740-10”) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), and began recognizing stock-based compensation expense in its statement of operations using the “modified prospective” transition method. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period of the awards.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments-Transition (“ASC 825-10-65”), effective for interim periods ending after June 15, 2009. ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. ASC 825-10-65 amends ASC 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. See above, Fair Value of Financial Instruments, for the related disclosures. The Company’s adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In April 2009, the FASB issued ASC 820-10-35, Fair Value Measurements and Disclosures-Subsequent Measurement (“ASC 820-10-35”). ASC 820-10-35 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. ASC 820-10-35 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10-35 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. ASC 820-10-35 is effective for annual and interim periods ending on or after June 15, 2009. During the second quarter of 2009, the Company adopted the provisions in ASC 820-10-35. The provisions adopted did not have an impact on the Company’s financial statements as the Company’s fair value measurements are Level 1 measurements in an active market with orderly transactions.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), effective for interim and annual periods ending after June 15, 2009. ASC 855 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. See Note 13, Subsequent Events, for the related disclosures. The Company’s adoption of ASC 855 in the second quarter of 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), which replaces the former standard SFAS 141. ASC 805 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. ASC 805 also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of ASC 805, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of ASC 805. During the first nine months of 2009, the Company did not enter into any business combinations.

In April 2008, the FASB issued ASC 350-30-55, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill (“ASC 350-30-55”). ASC 350-30-55 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other (“ASC 350”). The objective is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-30-55 is effective for fiscal years beginning after December 15, 2008. The guidance in ASC 350-30-55 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. During the first nine months of 2009, the Company did not acquire any intangible assets.

In November 2008, the FASB issued ASC 350-30-35, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill (“ASC 350-30-35”), was issued. ASC 350-30-35 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under ASC 350-30-35, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with ASC 350. ASC 350-30-35 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During the first nine months of 2009, the Company did not acquire any defensive intangible assets.

In April 2009, the FASB issued ASC 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends the guidance in ASC 805 regarding pre-acquisition contingencies. The guidance in ASC 805-20 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with ASC 450, Contingencies (“ASC 450”), if the criteria in ASC 450 were met at the acquisition date. Previously, ASC 805 required pre-acquisition contingencies to be measured at fair value at the date of acquisition. ASC 805-20 is effective for business combinations occurring after January 1, 2009. The Company will apply the guidance in ASC 805-20 prospectively to pre-acquisition contingencies in future acquisitions. During the first nine months of 2009, the Company did not enter into any business combinations.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value, which amends ASC 820-10-35. The guidance in ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The ASU specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance such as a present value technique or a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period beginning after issuance, or October 1, 2009. The Company does not expect its adoption of ASU 2009-05 to have an impact on the Company’s financial statements as the Company currently does not have any liabilities measured at fair value.

3. EARNINGS PER SHARE

Net income per share is computed under the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock and shares from the ESPP.

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share computation:
Net income (A)	$6,607	$8,025	$14,162	$17,469

Weighted average common shares–basic (B)	63,610,770	46,585,787	54,320,088	46,546,986

Basic net income per share (A/B)	$0.10	$0.17	$0.26	$0.38

Diluted earnings per share computation:

Net income (A)	$6,607	$8,025	$14,162	$17,469

Shares computation:
Weighted average common shares–basic	63,610,770	46,585,787	54,320,088	46,546,986
Effect of dilutive stock options, restricted stock, and ESPP	1,197,263	1,019,502	646,653	1,248,003

Weighted average common shares–diluted (C)	64,808,033	47,605,289	54,966,741	47,794,989

Diluted net income per share (A/C)	$0.10	$0.17	$0.26	$0.37

In June 2009, the Company completed its common stock rights offering, as a result of which the Company issued 20 million shares of the Company’s common stock at a subscription price of $3.00 per share. In accordance with ASC 260, a rights offering where the exercise price at issuance is less than the fair value of the stock is considered to include a bonus element, requiring an adjustment to the prior period number of shares outstanding used to compute basic and diluted earnings per share. In accordance with ASC 260, the weighted average common shares outstanding used in the computation of basic and diluted earnings per share was retroactively increased by an adjustment factor of 1.08 for all periods prior to the period in which the rights offering was completed.

For the three months ended September 30, 2009 and 2008, 5,205,771 and 4,169,782 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, 5,389,121 and 3,456,106 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Prepaid software maintenance and royalties	$2,658	$3,071
Prepaid insurance	356	811
Debt issuance costs	1,044	788
Prepaid conferences and events	415	235
Prepaid rent	618	616
Other	1,247	1,353

Total	$6,338	$6,874

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the nine months ended September 30, 2009 (in thousands):

Balance as of January 1, 2009	$57,654

Foreign currency translation adjustments	175

Balance as of September 30, 2009	$57,829

The Company performed an annual impairment test for goodwill as of December 31, 2008 and determined that there was no impairment of goodwill, as the Company assessed its fair value and determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the nine months ended September 30, 2009 that indicate there is an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$19,774	$(11,028)	$8,746
Developed software	8,655	(7,959)	696
Tradename and non-compete	322	(322)	—

Total	$28,751	$(19,309)	$9,442

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500

Total	$33,251	$(19,309)	$13,942

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$19,710	$(8,380)	$11,330
Developed software	8,646	(7,121)	1,525
Tradename and non-compete	322	(281)	41

Total	$28,678	$(15,782)	$12,896

Unamortized Intangible Assets

Tradename	$4,500	$–	$4,500

Total	$33,178	$(15,782)	$17,396

The net impact of foreign currency translation on the net carrying amount of the amortized intangible assets is approximately $37,000 and $(48,000) as of September 30, 2009 and December 31, 2008, respectively.

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Included in cost of revenue:
Cost of software license fees	$155	$307	$773	$992
Cost of consulting services	20	20	59	59

Total included in cost of revenue	175	327	832	1,051
Included in operating expenses:	879	1,000	2,659	2,111

Total	$1,054	$1,327	$3,491	$3,162

The following table summarizes the estimated future amortization expense for the remaining three months of 2009 and years thereafter (in thousands):

Years Ending December 31,
2009–remaining	$982
2010	3,114
2011	2,340
2012	1,490
2013	845
Thereafter	671

Total	$9,442

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the nine months ended September 30, 2009 or 2008.

6. DEBT

The Company has maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005. In August 2009, the Company amended the Credit Agreement (the “Amended Credit Agreement”). At the time of the amendment, the Company had term loans of $179.6 million outstanding and a $30 million revolving credit facility on which there were no borrowings. The term loans and revolving credit facility were to expire on April 22, 2011 and April 22, 2010, respectively.

As a result of the amendment, the Company extended the maturity of $129.4 million of term loans to April 22, 2013. In addition, the expiration of $22.5 million of the revolving credit facility was extended to April 22, 2013. The remaining $50.2 million of term loans and $7.5 million of the revolving credit facility continue to expire on April 22, 2011 and April 22, 2010, respectively.

The non-extended portion of the term loans continues to accrue interest at a rate of 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate” or “LIBOR”). The non-extended portion of the revolving credit facility continues to accrue interest at a rate of 2.50% or 1.50%, depending on the type of borrowing. The spread above the LIBO rate decreases as the Company’s leverage ratio, as defined in the Amended Credit Agreement, decreases. The interest rate for the extended portion of both the term loans and the revolving credit facility is the LIBO rate plus 4.25% with a LIBOR floor of 2.00%. The financial ratio covenants in the Amended Credit Agreement remained unchanged.

In accordance with the guidance in ASC 470-50, Debt-modifications and Extinguishments, the amendment of the Credit Agreement is accounted for as a debt modification since the Amended Credit Agreement is not substantially different than the original agreement due to the present value of the change in cash flows being less than 10% and there is no change in the creditor. The Company paid $2.3 million of debt issuance costs, of which $2.1 million that was paid to Credit Suisse and the other lenders will be amortized to interest expense over the remaining term of the modified debt. Previously deferred debt issuance costs of $1.0 million as of August 24, 2009 will be amortized over the remaining term of the modified debt.

The Amended Credit Agreement requires scheduled quarterly principal payments, which commenced on September 30, 2009 with a payment of $323,000. In addition, the Amended Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the Amended Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. Mandatory prepayments, such as those made from annual cash flow as well as voluntary prepayments, are applied pro rata against the outstanding balances of the non-extended and extended loans.

During the first quarter of 2009, the Company made a scheduled principal payment of $498,000 and a mandatory principal prepayment of $9.7 million from the Company’s annual excess cash flow. As a result of the rights offering completed in the second quarter of 2009, the Company made a mandatory principal prepayment of approximately $3.1 million from the net proceeds from the rights offering. The mandatory excess cash flow payment made in the first quarter of 2009 was applied first against the scheduled principal payments, under the original Credit Agreement, for a twelve month period with the excess applied ratably against the remaining debt payments in the amortization schedule under the original Credit Agreement. The prepayment from the Company’s rights offering was applied ratably against the remaining debt payments under the original Credit Agreement.

The following table summarizes future principal payments on the Amended Credit Agreement as of September 30, 2009 (in thousands):

Principal Payment

2009-remaining	$323
2010	26,480
2011	26,348
2012	1,294
2013	124,836

Total principal payments	$179,281

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants. The Amended Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of September 30, 2009.

As of September 30, 2009, the outstanding amount of the term loans was $179.3 million, with interest at 6.25% for the extended portion of the term loans and 2.5% for the non-extended portion of the term loans. As of December 31, 2008, the outstanding amount of the term loans was $192.8 million with interest at 2.5%. There were no borrowings under the revolving credit facility at September 30, 2009 and December 31, 2008. At September 30, 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $877,000. As a result, at September 30, 2009, the available borrowings on the revolving credit facility were $29.1 million.

At September 30, 2009 and December 31, 2008, the current portion of the unamortized debt issuance costs of $1.0 million and $788,000, respectively, is reflected as “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $2.0 million and $846,000, respectively, is reflected as “Other Assets” in the condensed consolidated balance sheets. The debt issuance costs are being amortized and reflected in “Interest Expense” over the remaining term of the modified debt, including the previously deferred debt issuance costs that existed at the time of the Credit Agreement amendment. Prior to the amendment and extension of the Credit Agreement, these costs were being amortized over the original lives of the loans. The debt issuance costs are accelerated to the extent that any prepayment is made on the term loans.

Debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Term loans	$179,281	$192,815

Less: Current portion of term loans	(13,952)	(10,154)

Long-term debt	$165,329	$182,661

7. INCOME TAXES

In accordance with ASC 740, the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s annual effective tax rate for the nine months ended September 30, 2009 and 2008 was 30.5% and 33.6%, respectively.

During the third quarter of 2009, the Company revised its estimate of its annual effective rate to reflect the impact of various newly implemented tax strategies approximating $2.0 million for increased credits for qualified research and development activities, the expected utilization of foreign tax credits not scheduled to expire for ten years, and the deductibility of certain expenses. Related to these reductions, the Company recorded a discrete tax benefit of $1.5 million. There were no discrete tax events during the first two quarters of 2009. As a result, income tax expense for the three months ended September 30, 2009 was 37.8% without discrete items and 19.8% including discrete items.

During the three months ended September 30, 2009, the Company established an additional liability under ASC 740-10 of $479,000, which included $435,000 to establish a reserve for the foreign tax credits, a $27,000 increase associated with certain research and development tax credits, and a $17,000 increase associated with certain meals and entertainment expenses. During the third quarter of 2009, the Company also released a liability of $3,000 and interest of $1,000 associated with certain meals and entertainment expenses that are effectively settled. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of September 30, 2009, the Company has a liability under ASC 740-10 of $1.6 million, which includes accrued interest and potential penalties of $123,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2006. Currently, the Company is under audit in the Philippines and Virginia for the tax periods ending December 31, 2007 and 2006.

8. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company has historically granted equity awards to directors and employees under two separate equity plans.

The Company’s 2005 Stock Option Plan (the “2005 Plan”) authorized the Company to grant options to purchase up to 6,310,000 shares of common stock to directors and employees. Option grants under the 2005 Plan ceased upon the approval of the Company’s 2007 Stock Incentive and Award Plan (the “2007 Plan”).

In April 2007, the Company’s Board of Directors approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. Shares issued under the plan may be from either authorized but unissued shares or issued shares which have been reacquired by the Company and held as treasury shares. Options and awards issued under the 2007 Plan are not subject to the same stockholders’ agreement as the 2005 Plan which restricts how and when shares may be sold.

Upon adoption of ASC 718, the Company selected the Black-Scholes-Merton option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value of the Company stock on the date of grant was determined by the Company’s Board of Directors or, subsequent to December 2006, the Compensation Committee (or its authorized member(s)) prior to the Company’s stock becoming publicly traded in November 2007. Expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information, until historical volatility of the Company is relevant, to measure expected volatility for future option grants. The average expected life was determined under the simplified calculation as provided by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of employee attrition.

Stock options are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. Certain options granted to the Board of Directors vest over one year. No options have vesting provisions tied to performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method”. At September 30, 2009, there were 646,664 options available for future grant under the 2007 Plan.

Under the provisions of the 2005 Plan, each option holder was required to execute a stockholders’ agreement prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. Stockholders who were a party to the stockholders’ agreement are entitled to participate proportionately in an offering of common stock by New Mountain Funds. Stockholders could only sell in conjunction with an offering or sale by New Mountain Funds and not at any other time.

Under the provisions of the 2007 Plan, the Company’s Chief Executive Officer may only sell in conjunction with a sale of shares by New Mountain Funds (and up to the same proportion as New Mountain Funds) until New Mountain Funds owns less than 15% of the Company’s outstanding capital stock. This restriction was waived with respect to the February 2009 equity grant made to the Chief Executive Officer.

Under the provisions of the 2007 Plan, executives, senior vice presidents and holders of 100,000 or more shares of common stock or options were only permitted to sell shares of common stock in conjunction with a sale of shares by New Mountain Funds (and up to the same proportion as New Mountain Funds) until New Mountain Funds owns less than 15% of the Company’s outstanding capital stock. In addition, these individuals were required by New Mountain Funds to participate in such a sale and to vote in favor of such a transaction if stockholder approval is required.

As of October 30, 2009, New Mountain Funds and the Company have waived the remaining selling restrictions imposed by the stockholders’ agreements applicable to the 2005 Plan and 2007 Plan for all current and former employees of the Company other than the Company’s Chief Executive Officer. The restrictions also remain in place for members of the Board of Directors.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Nine Months Ended September 30,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	69.5%	54.0%
Risk-free interest rate	2.3%	3.1%
Expected life (in years)	6.19	6.24

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Included in cost of revenue:
Cost of consulting services	$1,020	$387	$1,810	$1,068
Cost of maintenance and support services	309	59	495	(58)

Total included in cost of revenue	1,329	446	2,305	1,010
Included in operating expenses:
Research and development	885	460	1,820	1,287
Sales and marketing	705	500	1,492	1,370
General and administrative	880	930	2,523	2,492

Total included in operating expenses	2,470	1,890	5,835	5,149

Total	$3,799	$2,336	$8,140	$6,159

Stock Options

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2009 to September 30, 2009, as well as information regarding stock options exercisable and stock options vested and expected to vest at September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted average remaining contractual life (in years)
Options outstanding at January 1, 2009	6,737,859	$9.21

Options granted	159,450	3.93
Options forfeited	(565,137)	10.95
Options exercised	(210,200)	3.61	$240

Options outstanding at September 30, 2009	6,121,972	$9.10

Stock options exercisable at September 30, 2009	3,867,640	$7.81	$7,944	6.6
Stock options vested and expected to vest at September 30, 2009	5,971,410	$9.05	$8,981	7.1

The weighted average grant date fair value of all options granted during the nine months ended September 30, 2009, as determined under the Black-Scholes-Merton valuation model was $2.51. During the nine months ended September 30, 2009, options to purchase 159,450 shares of common stock were granted, with a weighted average aggregate grant date fair market value of $400,000. Total cash received for options exercised during the nine months ended September 30, 2009 was approximately $759,000. The intrinsic value for stock options exercised in the above table is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

Stock option compensation expense for the three months ended September 30, 2009 and 2008 was $1.6 million and $2.2 million, respectively. Stock option compensation expense for the nine months ended September 30, 2009 and 2008 was $5.2 million and $5.8 million, respectively. As of September 30, 2009, compensation cost related to nonvested stock options not yet recognized in the income statement was $9.5 million and is expected to be recognized over an average period of 1.85 years.

Restricted Stock

During the nine months ended September 30, 2009, the Company issued 1,677,500 shares of restricted stock. The weighted average aggregate grant date fair value was $10.2 million and is recognized as expense on a straight-line basis over the requisite service period of the awards. Restricted stock awards vest over either a two- or four-year vesting period. The Company’s restricted stock awards are accounted for as equity awards. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the stockholders are entitled to voting rights and to receive any dividends declared. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair value	Weighted Average Remaining Vesting Term (in years)

Nonvested shares as of January 1, 2009	285,650	$6.93
Granted	1,677,500	6.11
Forfeited	(52,800)	4.56
Vested	(19,250)	12.98

Nonvested shares as of September 30, 2009	1,891,100	$6.21	3.3

Restricted stock compensation expense for the three months ended September 30, 2009 and 2008 was $536,000 and $62,000, respectively. Restricted stock compensation expense for the nine months ended September 30, 2009 and 2008 was $1.1 million and $151,000, respectively. As of September 30, 2009, there was $8.7 million of unrecorded compensation cost for restricted stock not yet recognized in the income statement. The intrinsic value of the restricted stock awards outstanding at September 30, 2009 is $14.5 million calculated as the market value of the Company’s stock on September 30, 2009.

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

Compensation expense for the ESPP is recognized in accordance with ASC 718. For the nine months ended September 30, 2009 and 2008, the weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Nine Months Ended September 30,
	2009	2008
Weighted average fair value	$3.33	$3.04
Dividend yield	0.0%	0.0%
Expected volatility	69.1%	53.0%
Risk-free interest rate	0.3%	2.2%
Expected life (in years)	0.2	0.4

ESPP compensation expense for the three months ended September 30, 2009 and 2008 was $1.7 million and $105,000, respectively. ESPP compensation expense for the nine months ended September 30, 2009 and 2008 was $1.8 million and $234,000, respectively. A total of 635,855 shares were issued under the plan during the nine months ended September 30, 2009. As of September 30, 2009, there were 31,409 shares available under the plan.

9. RELATED-PARTY TRANSACTIONS

Pursuant to the 2005 recapitalization agreement, New Mountain Capital, L.L.C. was entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital, L.L.C. agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of the Company’s initial public offering. The Company therefore did not incur any advisory fees for the nine months ended September 30, 2009 and 2008. New Mountain Capital, L.L.C. is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In connection with the amendment of the Company’s Credit Agreement, New Mountain Capital L.L.C. agreed to waive any transaction fee payable in connection with the amendment of the Credit Agreement. New Mountain Capital L.L.C. also waived any transaction fee payable in relation to the common stock rights offering in June 2009. The Company did not incur any transaction fees for the nine months ended September 30, 2009 or 2008.

10. RESTRUCTURING CHARGE

2009 Restructuring Activity

Restructuring activities for the nine months ended September 30, 2009 are as follows (in thousands):

	Severance & Benefits	Facilities	Total
Restructuring liability as of January 1, 2009	$–	$–	$–
Restructuring charge
First quarter	1,413	–	1,413
Second quarter	1,056	79	1,135
Third quarter	53	573	626
Restructuring adjustment	(74)	–	(74)

Total restructuring charge	2,448	652	3,100
Cash payments	(2,196)	(42)	(2,238)
Non-cash adjustments	(25)	(19)	(44)

Restructuring liability as of September 30, 2009	$227	$591	$818

Severance and Benefits

In 2009, management implemented a restructuring plan in each period to eliminate certain positions to realign the Company’s cost structure and to allow for increased investment in its key strategic areas. These plans included a reduction of headcount of approximately 80 employees in the first nine months of 2009. As a result of these plans, the Company recorded a restructuring charge of $2.4 million for severance and severance-related costs in its condensed consolidated statement of operations for the nine months ended September 30, 2009. As of September 30, 2009, the Company has a remaining severance and benefits liability of $227,000, which is expected to be paid primarily during the fourth quarter of 2009. This amount is reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

Facilities

During the third quarter of 2009, the Company recorded an additional restructuring charge of $573,000 relating to the closure of two office locations as part of the Company’s continued effort to manage operating costs. The remaining amount of $531,000 as of September 30, 2009 is expected to be settled over the next 2 years. During the second quarter of 2009, the Company recorded restructuring charges totaling $79,000 relating to the consolidation of space at one office location. Of this amount, $19,000 was settled in the third quarter of 2009 and the remaining amount is expected to be settled over the next fourteen months.

2008 Restructuring Activity

During the second quarter of 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure. As a result of this plan, the Company recorded $925,000 for severance and severance-related costs as a restructuring charge in its condensed consolidated statement of operations for the nine months ended September 30, 2008. Additionally during the second quarter of 2008, the Company recorded $66,000 as a restructuring charge in its condensed consolidated statement of operations relating to the closure of one office location and the reduction of space at a second office location.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At September 30, 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the Amended Credit Agreement (see Note 6) by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and total $877,000. These instruments had not been drawn on by third parties at September 30, 2009 or December 31, 2008.

Guarantees

The Company provides indemnification to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. Due to the nature of the indemnifications provided, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any. Estimated losses for such indemnifications are evaluated under ASC 450, as interpreted by ASC 460, Guarantees. The Company has secured copyright registrations for its own software products with the U.S. Patent and Trademark Office, and is provided intellectual property infringement indemnification from its third-party partners whose technology may be embedded or otherwise bundled with the Company’s software products. Therefore, the Company considers the probability of an unfavorable outcome in an intellectual property infringement case relatively low. The Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications.

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

12. SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software solutions and implementation services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one consolidated unit.

The Company’s products and services have historically been sold primarily in the United States, but recently have also included sales through direct and indirect sales channels outside the United States, primarily in Canada, South Africa, Australia and United Kingdom. For the three and nine months ended September 30, 2009, approximately 6% and 5%, respectively, of the Company’s total revenues were generated from sales outside of the United States. Less than 5% of the Company’s total revenues were generated from sales outside of the United States for the three and nine months ended September 30, 2008. As of September 30, 2009 and December 31, 2008, the Company had $2.4 million and $1.5 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2009 or 2008.

13. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred subsequent to September 30, 2009 and up to the date of the filing of this Form 10-Q, the date on which the financial statements were issued, and concluded that there were no events or transactions that occurred through the date of issuance of the financial statements which would require recognition in the accompanying statement of financial condition, results of operations and cash flows as of September 30, 2009 or disclosure in this Form 10-Q.

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

With our software applications, project-focused organizations can better measure business results, optimize performance, streamline operations and win new business. As of September 30, 2009, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises.

Our revenue is generated from sales of software licenses, related software maintenance and support agreements and professional services to assist customers with the implementation of our products, as well as education and training services. Our continued growth depends, in part, on our ability to generate license revenues from new customers and to continue to expand our presence by selling new products within our existing installed base of customers.

In our management decision making, we continuously balance our need to achieve short-term financial and operational goals with the equally critical need to continuously invest in our products and infrastructure to ensure our future success. In making decisions around investment levels in our various functional organizations, we consider many factors, including:

•	Our ability to expand our presence and penetration of existing markets;

•	The extent to which we can sell new products to existing customers and sell upgrades to applications from legacy products in our current portfolio;

•	Our success in maximizing our network of alliance partners;

•	Our ability to expand our presence in new markets and broaden our reach geographically; and

•	The pursuit and successful integration of acquired companies.

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

In light of the continuing economic challenges our customers are facing and the related impact on their purchasing decisions, we have proactively managed our business to control operating expenses and realign resources in a way that will allow us to maximize short-term opportunities while maintaining the flexibility needed to achieve longer-term strategic goals.

Our total revenue decreased for the three months ended September 30, 2009 as compared to the three months ended June 30, 2009. We believe the principal decrease in revenue from our government contracting customers was attributed to the current economic uncertainty as well as the potential deferral of purchasing decisions resulting from United States government procurement delays. Although near-term predictability for license fee revenue remains challenging across the software industry, we expect our Costpoint, GCS Premier and enterprise project management (“EPM”) products to continue to account for a significant percentage of our overall software license fee revenue. Going forward, we expect that increased government spending, increased regulation by government agencies and the economic stimulus package have the potential to benefit our government contracting customers. While we anticipate that these trends may impact demand for our consulting, maintenance and support services in the future, it is difficult to predict when and to what extent the potential benefits of the economic stimulus package will be experienced by government contracting and other customers.

Our Vision license revenue was relatively unchanged from the second to third quarter of 2009, as architecture and engineering customers continued to maintain more cautious investment policies during the challenging economic environment. However, we experienced a significant increase in new customer activity among our architecture and engineering and other professional services customers, as new international customers leveraged our Vision products to support their businesses. While the timing and extent of any economic recovery remains uncertain, we expect that these current economic trends may continue for the remainder of the year. In addition to the impact on our license revenue, we may not experience the same level of demand when compared to historical periods for consulting, maintenance and support services from our architecture and engineering and other professional services customers due to the impact of the recession.

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

In June 2009, we completed a $60 million common stock rights offering to our stockholders and issued 20 million shares of common stock at a price of $3.00 per share.

In August 2009, we amended our existing Credit Agreement. As a result, we extended the maturity of $129.4 million of our $179.6 million in outstanding term loans to April 2013. In addition, the expiration of $22.5 million of our $30 million revolving credit facility was extended to April 2013.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$12.7	$18.5	$(5.8)	(31)	$39.7	$57.6	$(18.0)	(31)
Consulting services	19.8	23.1	(3.3)	(14)	59.0	69.7	(10.6)	(15)
Maintenance and support services	31.6	29.3	2.3	8	93.2	85.7	7.6	9
Other revenues	–	0.1	(0.1)	(100)	3.5	4.7	(1.2)	(26)

Total revenues	$64.1	$71.0	$(6.9)	(10)	$195.4	$217.7	$(22.3)	(10)

COST OF REVENUES:
Cost of software license fees	$1.2	$1.7	$(0.5)	(28)	$4.4	$4.9	$(0.5)	(10)
Cost of consulting services	16.7	18.3	(1.6)	(9)	50.2	57.6	(7.4)	(13)
Cost of maintenance and support services	5.5	5.4	0.1	2	16.8	15.9	0.9	6
Cost of other revenues	–	–	–	–	4.6	5.1	(0.5)	(10)

Total cost of revenues	$23.4	$25.4	$(2.0)	(8)	$76.0	$83.5	$(7.5)	(9)

GROSS PROFIT	$40.7	$45.6	$(4.9)	(11)	$119.4	$134.2	$(14.8)	(11)

OPERATING EXPENSES:
Research and development	$10.9	$11.8	$(0.9)	(8)	$32.5	$34.7	$(2.2)	(6)
Sales and marketing	10.4	13.6	(3.2)	(24)	32.5	39.4	(6.9)	(18)
General and administrative	8.7	8.8	(0.1)	(1)	26.0	24.7	1.3	5
Restructuring charge	0.6	(0.1)	0.7	(700)	3.1	1.0	2.1	210

Total operating expenses	$30.6	$34.1	$(3.5)	(10)	$94.1	$99.8	$(5.7)	(6)

INCOME FROM OPERATIONS	$10.1	$11.5	$(1.4)	(12)	$25.3	$34.4	$(9.1)	(26)

Interest income	–	0.2	(0.2)	(100)	–	0.6	(0.6)	(100)
Interest expense	(1.9)	(2.5)	0.6	(24)	(4.9)	(8.4)	3.5	(42)
Other expense, net	–	(0.1)	0.1	(100)	–	(0.3)	0.3	(100)

INCOME BEFORE INCOME TAXES	8.2	9.1	(0.9)	(10)	20.4	26.3	(5.9)	(22)
Income tax expense	1.6	1.1	0.5	45	6.2	8.8	(2.6)	(30)

NET INCOME	$6.6	$8.0	$(1.4)	(18)	$14.2	$17.5	$(3.3)	(19)

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$12.7	$18.5	$(5.8)	(31)	$39.7	$57.6	$(18.0)	(31)
Consulting services	19.8	23.1	(3.3)	(14)	59.0	69.7	(10.6)	(15)
Maintenance and support services	31.6	29.3	2.3	8	93.2	85.7	7.6	9
Other revenues	–	0.1	(0.1)	(100)	3.5	4.7	(1.2)	(26)

Total revenues	$64.1	$71.0	$(6.9)	(10)	$195.4	$217.7	$(22.3)	(10)

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

        Software license fee revenues decreased $5.8 million, or 31%, to $12.7 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Vision license revenues decreased $3.3 million and Costpoint, EPM, and GCS license revenues decreased $2.5 million. We believe the decrease in revenues from sales of our Vision products was primarily due to architecture and engineering customers continuing to postpone, defer or cancel purchasing decisions, lengthen sales cycles and adopt more cautious investment policies during the current economic downturn. In addition, we believe that the decrease in revenue from the sales to our government contracting customers was attributed to the current economic uncertainty and the potential deferral of purchasing decisions resulting from United States government procurement delays.

Software license fee revenues decreased $18 million, or 31%, to $39.7 million for the first nine months of 2009 compared to the first nine months of 2008. During the first nine months of 2009, license fee revenues from our Costpoint, GCS Premier and EPM products decreased $5.8 million compared with the first nine months of 2008, while license fee revenues from our Vision software license fees decreased by $12.2 million for the same period. The decrease in revenues from sales of our Costpoint, GCS Premier and EPM products to government contractor customers was attributed to the impact of two deals greater than $1 million in 2008 compared to one deal in 2009. In addition, there have been some deferrals of purchasing decisions from procurement delays. Overall, we believe the decrease in revenues from sales of our products, particularly our Vision products to architecture and engineering customers, was primarily due to customers deferring purchasing decisions, lengthening sales cycles and adopting more cautious investment policies during the current economic downturn.

As the timing and extent of any financial or economic turnaround remains uncertain, we expect continued uncertainty as to the timing and amount of sales of our products for the balance of 2009 as our customers continue to be impacted by the economic downturn.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications, and are typically provided on a time-and-materials basis.

Consulting services revenues decreased $3.3 million, or 14%, to $19.8 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This is a result of declines of $2.1 million in software implementation consulting services attributed to decreased software license fees, $0.6 million in reimbursable revenues and $0.6 million in training and education related services.

Consulting services revenues decreased $10.6 million, or 15%, to $59.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This is a result of a $7.4 million decline in software implementation consulting services attributed to decreased software license fees, of which $0.7 million of consulting revenue was not recognized due to the BearingPoint, Inc. bankruptcy filing. Also contributing to the decrease was a decline of $1.6 million in reimbursable revenues and a decline of $1.6 million in training and education related services.

Although we expect continued demand in 2009 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our existing software, we may not experience the same level of demand for consulting services from our government contracting and architecture and engineering customers as they defer purchases and lengthen sales cycles during the current economic downturn.

Maintenance and Support Services

Maintenance revenues increased $2.3 million, or 8%, to $31.6 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $2.1 million year over year, while Vision maintenance revenue remained flat. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers, the annual price escalations for our maintenance services and the MPM acquisition. In addition, the sales allowance decreased by $0.2 million.

Maintenance revenues increased $7.6 million, or 9%, to $93.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $6.3 million year over year and maintenance revenues from our Vision products increased $0.9 million. In addition, the sales allowance decreased $0.4 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers, the annual price escalations for our maintenance services and the MPM acquisition.

During the remainder of 2009, we expect that the growth of our maintenance revenues will be moderated by the continuing economic downturn.

Other Revenues

Our other revenues consist primarily of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the three months ended September 30, 2009, other revenues remain relatively flat compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, other revenues decreased to $3.5 million from $4.7 million as a result of lower user conference revenues associated with lower conference attendance in the current year.

Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended, September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.2	$1.7	$(0.5)	(28)	$4.4	$4.9	$(0.5)	(10)
Cost of consulting services	16.7	18.3	(1.6)	(9)	50.2	57.6	(7.4)	(13)
Cost of maintenance and support services	5.5	5.4	0.1	2	16.8	15.9	0.9	6
Cost of other revenues	–	–	–	–	4.6	5.1	(0.5)	(10)

Total cost of revenues	$23.4	$25.4	$(2.0)	(8)	$76.0	$83.5	$(7.5)	(9)

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.5 million, or 28%, to $1.2 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was the result of lower royalty expense for third party software of $0.2 million and lower amortization of capitalized software and purchased intangible assets of $0.3 million.

Cost of software license fees decreased by $0.5 million, or 10%, to $4.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to lower amortization of capitalized software and purchased intangible assets.

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

Cost of consulting services decreased $1.6 million, or 9%, to $16.7 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The key drivers were decreases in travel expenses of $0.7 million, decreases in labor and related benefits of $0.6 million resulting from a reduction in headcount and decreases in subcontractor expenses of $0.3 million.

For the nine months ended September 30, 2009, cost of consulting services was $50.2 million, a decrease of $7.4 million, or 13%, compared to the same period in the prior year. The key drivers were primarily decreases in labor and related benefits of $4.4 million resulting from a reduction in headcount, decreases in travel expenses of $2.7 million and decreases in subcontractor expenses of $0.5 million offset by increases in other expenses of $0.2 million.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services remained relatively unchanged at $5.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, cost of maintenance services was $16.8 million, an increase of $0.9 million, or 6%, when compared to the same period in the prior year. The change is due to an increase in labor and related benefits of $0.8 million and an increase in royalties of $0.3 million for third party products, which are embedded or sold along with our products offerings. This is offset by decreases in travel and other expenses of $0.2 million.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. For the nine months ended September 30, 2009, cost of other revenues decreased to $4.6 million from $5.1 million as a result of lower user conference costs associated with lower conference attendance in the current year.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$10.9	$11.8	$(0.9)	(8)	$32.5	$34.7	$(2.2)	(6)
Sales and marketing	10.4	13.6	(3.2)	(24)	32.5	39.4	(6.9)	(18)
General and administrative	8.7	8.8	(0.1)	(1)	26.0	24.7	1.3	5
Restructuring charge	0.6	(0.1)	0.7	(700)	3.1	1.0	2.1	210

Total operating expenses	$30.6	$34.1	$(3.5)	(10)	$94.1	$99.8	$(5.7)	(6)

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses decreased by $0.9 million, or 8%, to $10.9 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The drivers of the decrease were lower labor and related benefits of $0.4 million, lower amortization of purchased intangibles of $0.3 million and lower other expenses of $0.2 million.

For the nine months ended September 30, 2009, research and development expenses decreased by $2.2 million, or 6%, to $32.5 million when compared to the same period in the prior year. The drivers of the year over year decrease were lower labor and related benefits of $1.7 million resulting from a reduction in headcount, lower travel expenses of $0.4 million and lower amortization of purchased intangibles of $0.3 million, partially offset by higher other expenses of $0.2 million.

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

Sales and marketing expenses decreased by $3.2 million, or 24%, to $10.4 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to decreased labor and related benefits of $1.5 million from a reduction in headcount, decrease in commissions and other sales rewards programs of $1.2 million resulting from lower license sales in the third quarter of 2009, a $0.4 million decrease in select marketing programs and reduced travel of $0.4 million, offset by a $0.2 million increase in the amortization of purchased intangibles and a $0.1 million increase in other expenses.

For the nine months ended September 30, 2009, sales and marketing expenses decreased by $6.9 million, or 18%, to $32.5 million when compared to the same period in the prior year. The decrease was due to decreased labor and related benefits of $3.7 million from a reduction in headcount, decreased commissions of $2.6 million resulting from lower license sales in 2009, a $0.9 million decrease in select marketing programs, and decreased travel and other expenses of $0.6 million, partially offset by a $0.9 million increase in the amortization of purchased intangibles.

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

General and administrative expenses remained relatively flat at $8.7 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

For the nine months ended September 30, 2009, general and administrative expenses increased by $1.3 million, or 5%, to $26.0 million when compared to the same period in the prior year. The increase resulted from increases in legal fees of $1.1 million, bad debt expense of $0.8 million, and labor and related benefits of $0.8 million, partially offset by a reduction of $1.4 million for external audit and SOX fees.

Restructuring Charge

In both the first and second quarters of 2009, management implemented a restructuring plan in each period to eliminate certain positions to realign the Company’s cost structure and to allow for increased investment in its key strategic objectives. These plans included a reduction of headcount of approximately 50 and 30 employees in the first and second quarters of 2009, respectively. As a result of these plans, we recorded $1.4 million and $1.0 million in the first and second quarters of 2009, respectively, for severance and severance-related costs as a restructuring charge in our condensed consolidated statement of operations and $0.1 million in the second quarter of 2009 for the consolidation of one facility. Additionally, in the third quarter of 2009, we recorded $0.6 million primarily for the closure of two office locations.

During the nine months ended September 30, 2008, we recorded a $1.0 million restructuring charge in an effort to realign our cost structure and to account for the consolidation of excess office space. The charge included $0.9 million for severance and severance-related costs for approximately 50 employees and $0.1 million for facilities related expenses associated with the closure of one office location and a reduction in space at a second location, offset by a reduction in existing deferred rent liabilities.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income decreased $0.2 million and $0.6 million during the three and nine months ended September 30, 2009, respectively, when compared with the comparable periods in 2008. The principal drivers of this decrease were the change in the company’s investment election for its funds from a traditional money market fund to a U.S. treasury securities money market fund as well as the overall decrease in interest rates paid on money market funds.

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$1.9	$2.5	$(0.6)	(24)	$4.9	$8.4	$(3.5)	(42)

Interest expense decreased by $0.6 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and by $3.5 million for the nine months ended September 30, 2009 compared to the same period in the prior year. These decreases resulted from lower interest rates as well as from the prepayment of debt during the first half of 2009.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
	(dollars in millions)				(dollars in millions)
Income tax expense	$1.6	1.1	$0.5	45	$6.2	$8.8	$(2.6)	(30)

Income tax expense increased to $1.6 million for the three months ended September 30, 2009 from $1.1 million for the three months ended September 30, 2008. As a percentage of pre-tax income, income tax expense was 19.8% and 11.7% for the three months ended September 30, 2009 and 2008, respectively. The increase in tax expense for the third quarter of 2009 compared to the third quarter of 2008 is primarily due to benefits recorded in the current quarter for increased credits for qualified research and development activities, the expected utilization of foreign tax credits not scheduled to expire for ten years, and the deductibility of certain expenses being less than the transfer pricing benefit recorded in the third quarter of 2008.

Income tax expense for the nine months ended September 30, 2009 decreased to $6.2 million compared to $8.8 million for the nine months ended September 30, 2008. As a percentage of pre-tax income, income tax expense was 30.5% and 33.6% for the nine months ended September 30, 2009 and 2008, respectively. The income tax expense for the first three quarters of 2009 is lower than the first three quarters of 2008 due primarily to the lower pre-tax income as well as various newly implemented tax strategies approximating $2.0 million for increased credits for qualified research and development activities, the expected utilization of foreign tax credits not scheduled to expire for ten years, and the deductibility of certain expenses.

Effective January 1, 2007, we adopted the provisions of ASC 740-10, Income Taxes-Overall. ASC 740-10 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine months ended September 30, 2009, the Company established an additional liability of approximately $0.5 million associated with the establishment of a reserve for foreign tax credits as well as certain permanent adjustments and associated interest on prior period ASC 740-10 adjustments. For further information, see Note 7, Income Taxes, of our condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Credit Agreement

The Company has maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005. In August 2009, the Company amended the Credit Agreement (the “Amended Credit Agreement”). At the time of the amendment, the Company had term loans of $179.6 million outstanding and a $30 million revolving credit facility on which there were no borrowings. The term loans and revolving credit facility were to expire on April 22, 2011 and April 22, 2010, respectively.

As a result of the amendment, the Company extended the maturity of $129.4 million of term loans to April 22, 2013. In addition, the expiration of $22.5 million of the revolving credit facility was extended to April 22, 2013. The remaining $50.2 million of term loans and $7.5 million of the revolving credit facility continue to expire on April 22, 2011 and April 22, 2010, respectively.

The non-extended portion of the term loans continues to accrue interest at a rate of 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate” or “LIBOR”). The non-extended portion of the revolving credit facility continues to accrue interest at a rate of 2.50% or 1.50%, depending on the type of borrowing. The spread above the LIBO rate decreases as the Company’s leverage ratio, as defined in the Amended Credit Agreement, decreases. The interest rate for the extended portion of both the term loans and the revolving credit facility is the LIBO rate plus 4.25% with a LIBOR floor of 2.0%.

As of September 30, 2009 and December 31, 2008, the outstanding amount of the term loans was $179.3 million and $192.8 million, respectively, and there were no borrowings outstanding under the revolving credit facility.

All the loans under the Amended Credit Agreement are collateralized by substantially all of our assets (including our subsidiaries’ assets) and require us to comply with financial covenants requiring us to maintain defined minimum levels of interest coverage and fixed charges coverage and providing for a limitation on our leverage ratio. The financial ratio covenants in the Amended Credit Agreement remained unchanged.

The following table summarizes the significant financial covenants under the Amended Credit Agreement (adjusted EBITDA below is as defined in the Amended Credit Agreement):

		As of September 30, 2009		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.75 to 1.00	9.63	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.68	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.84	Less than 3.25 to 1.00

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of September 30, 2009, we were in compliance with all covenants related to our Amended Credit Agreement. Based on our expectations of our future performance, we believe that we will continue to satisfy the financial covenants of our Amended Credit Agreement for the foreseeable future.

In connection with the Amended Credit Agreement, we incurred debt issuance costs of $2.3 million during the third quarter of 2009, of which $2.1 million will be amortized to interest expense over the remaining term of the modified debt. Previously deferred debt issuance costs that existed at the time of the credit agreement amendment will also be amortized over the remaining term of the modified debt. We incurred no debt issuance costs in 2008.

Prior to the amendment of the Credit Agreement, the debt issuance costs were amortized and reflected in interest expense over the original lives of the respective loans. At September 30, 2009, $1.0 million of unamortized debt issuance costs remained in “Prepaid Expenses and Other Current Assets” and $2.0 million was reflected in “Other Assets” on the consolidated balance sheet. During the three and nine months ended September 30, 2009, costs of $0.2 million and $0.7 million, respectively, were amortized and reflected in interest expense. During the three and nine months ended September 30, 2008, costs of $0.2 million and $0.6 million, respectively, were amortized and reflected in interest expense.

The Amended Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow, as defined in the Amended Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. During the first quarter of 2009, we made a scheduled principal payment of $498,000 and a contractually required principal prepayment of $9.7 million from our annual excess cash flow. The Amended Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances to certain investors so that our leverage ratio (as defined in the Credit Agreement) is less than 2.75. In connection with our common stock rights offering, we were required to make a mandatory principal prepayment of approximately $3.1 million from the net proceeds from the rights offering, as our leverage ratio was greater than 2.75 to 1 prior to the completion of the rights offering. The mandatory excess cash flow payment made in March 2009 was applied first against the scheduled principal payments under the original Credit Agreement for a twelve month period and, secondly, with the excess applied ratably against the remaining debt payments in the amortization schedule under the original credit agreement. The prepayment from our rights offering was applied ratably against the remaining debt payments under the original Credit Agreement.

The following table summarizes future principal payments on the Amended Credit Agreement as of September 30, 2009 (in thousands):

Principal Payment

2009-remaining	$323
2010	26,480
2011	26,348
2012	1,294
2013	124,836

Total principal payments	$179,281

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

The cost of our acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings were repaid in subsequent periods with available cash provided by operating activities as well as with proceeds from our initial public offering. We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At September 30, 2009, the total amount of letters of credit guaranteed under the revolving credit facility totaled $0.9 million. As a result, available borrowings on the revolving credit facility at September 30, 2009 were $29.1 million.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months. In addition, our Amended Credit Agreement provides for greater financial flexibility by extending our debt repayments over a longer term. We also believe that the aggregate cash balance of $130.4 million as of September 30, 2009 is sufficient to cover the payments due over the next eighteen months of $39.7 million on the Amended Credit Agreement.

In June 2009, we completed our common stock rights offering, which was fully subscribed by our stockholders, resulting in the issuance of 20 million shares of common stock. Net proceeds after deducting fees and offering expenses were approximately $58.2 million. We used approximately $3.1 million to prepay indebtedness under our Credit Agreement and intend to use the remaining net proceeds from the rights offering for additional working capital, strategic investments and acquisitions, reduction of indebtedness or general corporate purposes.

In the future, however, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or further refinancing of our Amended Credit Agreement.

Analysis of Cash Flows

For the nine months ended September 30, 2009, we generated cash from operating activities of $51.2 million, compared to $33.0 million during the comparable period for 2008. The increase of $18.2 million was attributed to a decrease in cash payments of $5.3 million for taxes, $4.9 million in interest and $9.3 million in other operating activities partially offset by an increase in cash payments for restructuring charges of $1.3 million. The increase in deferred revenue of $15.2 million was primarily attributed to accelerating our maintenance billing process in the second quarter of 2009.

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2009, compared to $22.7 million used during the comparable period of 2008. Our use of cash in the first nine months of 2009 was for the purchase of property and equipment of $1.9 million and capitalized software development costs of $0.2 million. The use of cash in the comparable period in 2008 was primarily for the acquisition of MPM for $16.4 million, AIM contingent consideration of $1.0 million and $5.0 million to purchase property and equipment.

Net cash provided by financing activities was $45.2 million for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $0.7 million during the comparable period of 2008. Cash provided by financing activities in the first nine months of 2009 was primarily related to proceeds received from our rights offering of $58.2 million, net of issuance costs, and proceeds from issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises of $2.8 million. This was offset by $13.5 million in debt repayments. Debt repayments consisted of a scheduled cash repayment of $0.8 million and contractually required prepayments of $12.7 million. During the first nine months of 2008, the Company’s cash flows from financing activities primarily included proceeds from issuance of stock under the Company’s employee stock purchase plan and stock option exercises.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Indemnification

We provide limited indemnification to our customers against intellectual property infringement claims made by third parties arising from the use of our software products. Due to the established nature of our primary software products and the lack of intellectual property infringement claims in the past, we cannot estimate the fair value nor determine the total nominal amount of the indemnification, if any. Estimated losses for such indemnification are evaluated under ASC 450, Contingencies, as interpreted by ASC 460, Guarantees. We have secured copyright and trademark registrations for our software products with the U.S. Patent and Trademark Office, and we have intellectual property infringement indemnification from our third-party partners whose technology may be embedded or otherwise bundled with our software products. Therefore, we generally consider the probability of an unfavorable outcome in an intellectual property infringement case to be relatively low. We have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments-Transition, effective for interim periods ending after June 15, 2009. ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. ASC 825-10-65 amends ASC 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. See Part I, Item 1, Note 2, Fair Value of Financial Instruments, for the related disclosures. The Company’s adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material impact on our results of operations, financial position, or cash flows.

In April 2009, the FASB issued ASC 820-10-35, Fair Value Measurements and Disclosures-Subsequent Measurement. ASC 820-10-35 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. ASC 820-10-35 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10-35 requires disclosure in interim and annual periods of the inputs and valuation methods used in determining fair value and a discussion of any changes in those valuation methods. ASC 820-10-35 is effective for annual and interim periods ending on or after June 15, 2009. During the second quarter of 2009, we adopted the provisions in ASC 820-10-35. The provisions adopted did not have an impact on our financial statements as our fair value measurements are Level 1 measurements in an active market with orderly transactions

In May 2009, the FASB issued ASC 855, Subsequent Events, effective for interim and annual periods ending after June 15, 2009. ASC 855 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. See Part I, Item 1, Note 13, Subsequent Events, for the related disclosures. The Company’s adoption of ASC 855 in the second quarter of 2009 did not have a material impact on our results of operations, financial position, or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations, which replaces the former standard SFAS 141. ASC 805 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. ASC 805 also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. For business combinations entered into after the effective date of ASC 805, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of ASC 805. During the first nine months of 2009, we did not enter into any business combinations.

In April 2008, the FASB issued ASC 350-30-55, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASC 350-30-55 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other. The objective is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-30-55 is effective for fiscal years beginning after December 15, 2008. The guidance in ASC 350-30-55 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. During the first nine months of 2009, we did not acquire any intangible assets.

In November 2008, the FASB issued ASC 350-30-35, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill, was issued. ASC 350-30-35 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under ASC 350-30-35, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with ASC 350. ASC 350-30-35 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During the first nine months of 2009, we did not acquire any defensive intangible assets.

In April 2009, the FASB issued ASC 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-20 amends the guidance in ASC 805 regarding pre-acquisition contingencies. The guidance in ASC 805-20 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with ASC 450, Contingencies, if the criteria in ASC 450 were met at the acquisition date. Previously, ASC 805 required pre-acquisition contingencies to be measured at fair value at the date of acquisition. ASC 805-20 is effective for business combinations occurring after January 1, 2009. We will apply the guidance in ASC 805-20 prospectively to pre-acquisition contingencies in future acquisitions. During the first nine months of 2009, we did not enter into any business combinations.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value, which amends ASC 820-10-35. The guidance in ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The ASU specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance such as a present value technique or a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period beginning after issuance, or October 1, 2009. We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements as we currently do not have any liabilities measured at fair value.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At September 30, 2009, we had $130.4 million in cash and cash equivalents. Our interest expense associated with the non-extended portion of our term loans and revolving credit facility will vary with market rates. As of September 30, 2009, we had approximately $179.3 million in debt outstanding, of which $129.1 million is set at a fixed rate, due to the LIBOR floor established in the Amended Credit Agreement, and the remaining $50.2 million is at a variable rate. Based upon the variable rate debt outstanding as of September 30, 2009, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of September 30, 2009, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.3 million on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the three and nine months ended September 30, 2009 or 2008. To date, exchange rate fluctuations have had an insignificant impact on our operating results and cash flows given the scope of our international presence.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, and our Principal Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer, and our Principal Accounting Officer concluded that our disclosure controls and procedures are effective.

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, and our Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The demand for project-based enterprise applications software and solutions will fluctuate based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions, particularly as they affect the key sectors in which our customers operate. For the twelve months ended December 31, 2008 and for the nine months ended September 30, 2009, approximately 95% of our total revenue was derived from United States-based customers. Economic downturns or unfavorable changes in the financial and credit markets in the United States, including the current economic recession, could have an adverse effect on the operations, budgets and overall financial condition of our customers. As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased or could be forced into a bankruptcy or restructuring process, which could limit our ability to recover amounts owed to us. If any of our customers cease operations or file for bankruptcy protection, our ability to recover amounts owed to us for software license fees, consulting and implementation services or software maintenance may be severely limited.

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2008 and the nine months ended September 30, 2009, resellers accounted for approximately 14% and 9%, respectively, of our software license fee revenue.

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

If we are unable to effectively respond to organizational challenges and expand our business, our revenues, profitability and business reputation could be materially adversely affected.

Between 2006 and 2008 our total revenue increased from $228.3 million to $289.4 million, or approximately 27%, and our software license fee revenue increased from $75.0 million to $77.4 million, or approximately 3%. For the nine months ended September 30, 2009 our total revenue was $195.4 million and our software license fee revenue was $39.7 million. Between 2006 and 2008, our total worldwide headcount has increased from approximately 1,040 employees at the end of 2006 to approximately 1,240 employees worldwide at December 31, 2008. At September 30, 2009, our total worldwide headcount was approximately 1,160 employees.

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

If these events were to occur, our common stock listing on The NASDAQ Global Select Market could be suspended or terminated and, absent a waiver, we also would be in default under our Amended Credit Agreement and our lenders could accelerate any obligation we have to them. We, or members of our management, could also be subject to investigation and sanction by the Securities and Exchange Commission and other regulatory authorities and to stockholder lawsuits. In addition, our stock price could decline, we could face significant unanticipated costs, management’s attention could be diverted and our business reputation could be materially harmed.

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

Our current or future products may not appeal to potential customers in new or existing markets. If we are unable to execute this element of our business strategy and expand into new markets or maintain and increase our market share in our existing markets, our revenue or revenue growth may be materially adversely affected.

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

We currently have customers in approximately 70 countries, including in the United Kingdom, Europe, the Middle East and the Asia-Pacific region, and we intend to expand our international markets. Currently, we have facilities in Canada, the Philippines, Australia and the United Kingdom.

Doing business internationally involves additional potential risks and challenges, including:

•	our inexperience in international markets and managing international operations, including a global workforce;

•	our ability to conform our products to local business practices or standards, including developing multi-lingual compatible software;

•	lack of brand awareness for our products;

•	competition from local and international software vendors;

•	disruptions in international communications resulting from damage to, or disruptions of, telecommunications links, gateways, cables or other systems;

•	potential difficulties in collecting accounts receivable and longer collection periods;

•	unstable political and economic conditions, including in those countries in which development operations occur;

•	potentially higher operating costs due to local laws, regulations and market conditions;

•	foreign currency controls and fluctuations resulting from intercompany balances or arrangements associated with our anticipated international growth;

•	reduced protection for intellectual property rights in a number of countries where we may operate;

•	compliance with multiple, potentially conflicting and frequently changing governmental laws and regulations;

•	seasonality in business activity specific to various markets that is different than our recent historical trends;

•	potentially longer sales cycles;

•	potential restrictions on repatriation of earnings, including changes in the tax treatment of our international operations; and

•	potential restrictions on the export of technologies such as data security and encryption.

These risks could increase our costs or adversely affect our operating results.

If we are not successful in expanding our international business, our revenue growth could be materially adversely affected.

While we currently have customers in approximately 70 countries, we generated less than 5% of our total software license fee revenue in 2008 and 2007 from international markets. For the nine months ended September 30, 2009, we generated approximately 7% of our total software license fee revenue from international markets. Our ability to expand internationally will require us to deliver product functionality and foreign language translations that are responsive to the needs of the international customers that we target. Additionally, we conduct our international business through our direct sales force and also through independent reseller partners. If we are unable to hire a qualified direct sales force, identify beneficial strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets. Our inability in the future to expand successfully in international markets could materially adversely affect our revenue growth. Our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

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

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $57.8 million and other purchased intangible assets valued at approximately $13.9 million as of September 30, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2008. In addition, there have been no events or changes in circumstances that have occurred during the nine months ended September 30, 2009 that indicate there is an impairment of goodwill or intangible assets. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred and may occur in the future increases the potential that such an impairment may occur in the future. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

If our customers fail to renew or otherwise terminate their maintenance services agreements for our products, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our maintenance services revenues and our operating results could be materially harmed.

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 40% and 37% of our total revenue in 2008 and 2007, respectively. For the nine months ended September 30, 2009, revenues from maintenance services constituted approximately 48% of our total revenue.

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

As of September 30, 2009, we had approximately $179.3 million of outstanding debt under our credit agreement and term loans at interest rates which are subject to market fluctuation. Our indebtedness and related obligations could have important future consequences to us, such as:

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

Our ability to meet our existing debt service obligations, borrow additional funds or refinance our existing debt will depend on many factors, including prevailing financial or economic conditions, and our past performance and our financial and operational outlook. In August 2009, we amended our Credit Agreement, which resulted in the Company extending the maturity of $129.4 million of our term loans to April 22, 2013. In addition, the expiration of $22.5 million of our revolving credit facility was extended to April 22, 2013. The remaining $50.2 million of term loans continues to expire on April 22, 2011. The $7.5 million portion of the revolving credit facility that was not extended will expire on April 22, 2010. In September 2009, we made a principal payment of $0.3 million. We will make a principal payment of $0.3 million on December 31, 2009 and there are scheduled principal payments of $26.5 million in 2010, $26.4 million in 2011, $1.3 million in 2012 and $124.8 million in 2013, the final maturity date. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

If we are unable to comply with the covenants or restrictions contained in our credit agreement, our lenders could declare all amounts outstanding under the Amended Credit Agreement to be due and payable, which could materially adversely affect our financial condition.

Our Amended Credit Agreement governing our term loans and revolving credit facility contains covenants that, among other things, restrict our and our subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and engage in certain transactions with affiliates.

Our Amended Credit Agreement also requires us to comply with certain financial ratios related to fixed charge coverage, interest coverage and leverage ratios. While we have historically complied with our financial ratio covenants, we may not be able to comply with these financial covenants in the future, which could limit our ability to react to market conditions or meet ongoing capital needs. Our ability to comply with the covenants and restrictions contained in our Amended Credit Agreement may be adversely affected by economic, financial, industry or other conditions, some of which may be beyond our control.

The potential breach of any of the covenants or restrictions contained in our Amended Credit Agreement, unless cured within the applicable grace period, could result in a default under the Amended Credit Agreement that would permit the lenders to declare all amounts outstanding to be due and payable, together with accrued and unpaid interest. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition.

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

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for the nine months ended September 30, 2009, and for the years ended December 31, 2008 and 2007 was generated from the sale of perpetual licenses.

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

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $32.5 million, or 17% of revenue, for the nine months ended September 30, 2009, $45.8 million, or 16% of revenue, in 2008, and approximately $42.9 million, or 15% of revenue, in 2007. Our current and future product development efforts may require greater resources than we expect, or achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

We derive a significant portion of our revenues from federal government contractors. For the nine months ended September 30, 2009, and for the years ended December 31, 2008 and 2007, over half of our software license fee revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts with the federal government in a manner that accounts for expenditures in accordance with the federal government contracting accounting standards.

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

In addition, if the market value of our common stock were to fall below the book value of our assets, we could be forced to recognize an impairment of our goodwill or other assets. If this were to occur, our operating results would be adversely affected and the price of our common stock could be negatively impacted.

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

We have 65,958,231 shares of common stock outstanding as of November 4, 2009. If New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), members of our executive team and other employees who are party to a stockholders agreement that allows them to sell proportionately with our controlling stockholder, sell substantial amounts of our common stock in the public market or if the market perceives that stockholders may sell shares of common stock, the market price of our common stock could decrease significantly.

The New Mountain Funds have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the prevailing market price of our common stock to decline. The majority of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our 2007 Stock Award and Incentive Plan) are, directly or indirectly, subject to a registration rights agreement.

We have also filed one or more registration statements with the Securities and Exchange Commission covering shares subject to options and restricted stock outstanding under our 2005 Plan and 2007 Plan and shares reserved for issuance under our 2007 Plan and our Employee Stock Purchase Plan.

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

Our largest stockholders, the New Mountain Funds, own, in the aggregate, approximately 62% of our outstanding common stock and 100% of our Class A common stock. As a result, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock.

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

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although the New Mountain Funds waived any right to collect a transaction fee in connection with our recently completed stock rights offering and the amendment of our Credit Agreement, the right to collect transaction fees otherwise continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 65,958,231 shares outstanding as of November 4, 2009. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of your ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, you could, depending on your participation in that issuance, also experience immediate dilution of the value of your shares relative to what your value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

•	a majority of the board of directors consists of independent directors;

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.100	Amendment and Restatement Agreement, dated August 24, 2009, by and among Deltek, Inc., as borrower, the lender signatories thereto and Credit Suisse, as lender, lead arranger and administrative agent. (3)

10.101	Amended and Restated Credit Agreement, dated August 24, 2009, dated August 24, 2009, by and among Deltek, Inc., as borrower, the lender signatories thereto and Credit Suisse, as lender, lead arranger and administrative agent. (3)

10.102	Donald deLaski Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital. (4)

10.103	Executive Officer Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital. (4)

10.104	Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital. (4)

10.105	Employment letter, dated August 10, 2009, between Deltek, Inc. and James Dellamore.*

10.106	Employment letter, dated September 30, 2009, between Deltek, Inc. and Deborah Fitzgerald.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(3)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K filed on August 24, 2009.
(4)	Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on October 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: November 6, 2009	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer

DELTEK, INC.

Dated: November 6, 2009	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.100	Amendment and Restatement Agreement, dated August 24, 2009, by and among Deltek, Inc., as borrower, the lender signatories thereto and Credit Suisse, as lender, lead arranger and administrative agent. (3)

10.101	Amended and Restated Credit Agreement, dated August 24, 2009, dated August 24, 2009, by and among Deltek, Inc., as borrower, the lender signatories thereto and Credit Suisse, as lender, lead arranger and administrative agent. (3)

10.102	Donald deLaski Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital. (4)

10.103	Executive Officer Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital. (4)

10.104	Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital. (4)

10.105	Employment letter, dated August 10, 2009, between Deltek, Inc. and James Dellamore.*

10.106	Employment letter, dated September 30, 2009, between Deltek, Inc. and Deborah Fitzgerald.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(3)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K filed on August 24, 2009.
(4)	Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to the Registrant’s Current Report on Form 8-K filed on October 30, 2009.