Form 10-K
period 2009-12-31
DELTEK, INC
filed 2010-03-15
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the last reported sale price of the registrant’s common stock on June 30, 2009 on the Nasdaq Global Market) was approximately $63.4 million.

The number of shares of the registrant’s common stock and Class A common stock outstanding on March 9, 2010 was 67,235,668 and 100, respectively.

Documents incorporated by reference: Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of the registrant to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

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

Company Overview

Since our founding in 1983, we have established a leading position as a provider of enterprise applications software and related services designed and developed specifically for project-focused organizations. These organizations include architectural and engineering (A/E) firms, government contractors, aerospace and defense contractors, information technology services firms, professional services and consulting organizations, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others.

These project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate complex business processes around the engagement, execution and delivery of projects. Our software applications enable project-focused organizations to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate, project-specific financial information, and real-time performance measurements.

With our software solutions, project-focused organizations can better measure business results, optimize performance, streamline operations, identify partners and win new business. As of December 31, 2009, we have over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises. In addition, over 8,500 organizations and professionals rely on our innovative online govWin solution to find, capture and deliver on revenue-generating government contracting opportunities.

Our enterprise applications software solutions provide end-to-end business process functionality designed to streamline and manage the complex business processes of project-focused organizations. Our software solutions are “purpose-built” for businesses that plan, forecast and otherwise manage their business processes based on projects, as opposed to generic software solutions that are generally designed for repetitive, unit-production-style businesses. Our broad portfolio of software applications includes:

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

•

Enterprise project management solutions to plan and manage project costs and schedules, measure earned value, evaluate, select and prioritize projects based on strategic business objectives and facilitate compliance with regulatory reporting requirements; and

•	Business development solutions that enable customers to effectively manage the business development process, discover partnership opportunities and leverage new revenue-generating opportunities.

See Item 7, “Company Overview” and “History” for information related to the development of our business.

Industry Overview

Enterprise applications software provides organizations with the ability to streamline, automate and integrate a variety of business processes, including financial management, supply chain management, human capital management, project and resource management, customer relationship management, manufacturing and business performance management.

General purpose enterprise application vendors typically are not able to meet the needs of project-focused businesses effectively because they lack project-focused capabilities and market-specific functionality. Adapting and customizing general-purpose application software to meet the needs of project-focused businesses and organizations frequently results in significantly higher deployment costs and longer implementation times and can require increased levels of ongoing support. It can also result in missing or inaccurate metrics that are critical to driving better business performance.

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

Project-focused organizations often operate in environments or industries that pose unique challenges for their managers, who are frequently required to maintain specific business processes and accounting methodologies to meet contract requirements. For example, government contractors are subject to oversight by various U.S. federal government agencies, such as the Government Accountability Office (“GAO”) and the Defense Contract Audit Agency (“DCAA”), which have regulations requiring government contractors to be able to accurately maintain and audit specific project-based accounting records and to report on their compliance with government cost accounting requirements.

We believe that spending on software and technology related to the project-focused software business market will continue because of the increased regulatory environment that applies to government contractors and the large number of small and medium-sized businesses that require specialized software and technology.

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

•

Built-In Processes and Compliance. Project-focused organizations are often challenged with tracking and complying with intricate accounting policies and procedures, auditing requirements, contract terms and customer expectations. Our software is designed to make it easy for project managers and business executives to accurately monitor and measure specific project performance in detail with consistent application of business processes. Our applications also enable our customers to maintain records and report compliance with contract requirements to government agencies and their customers.

•

Deep Domain Expertise. For more than 26 years, our exclusive focus on meeting the complex needs of project-focused organizations has provided us with extensive knowledge and industry expertise. Our significant subject matter expertise enables us to deliver, implement, sell and support applications that are tailored to the existing and future needs of our customers.

•

Leading Market Position. We are a leading provider of enterprise applications software designed specifically for project-focused organizations. Our customer base includes leading federal information technology contractors, A/E firms, professional services and consultant organizations, information technology services companies and aerospace and defense companies.

Our Business Strategy and Growth Opportunities

We plan to focus on the following objectives to enhance our position as a leading provider of enterprise applications software to project-focused organizations:

•

Expanding Penetration of Established Markets. We believe that our strong brand recognition and leading market position within the project-focused software market, particularly among the A&E and government contracting industries, provide us with significant opportunities to expand our sales within these markets with new and existing solutions and applications.

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

•

Growing Internationally. We believe it is important to expand our presence outside the United States, as we believe project-focused organizations in Canada, the United Kingdom, Europe, Middle East, Africa and the Asia-Pacific region are currently underserved for the products we offer. We have increased our international resources and capabilities to expand our international presence.

•

Making Strategic Acquisitions. We have acquired numerous companies or product lines to broaden our product portfolio, expand our customer base, and add additional development, services and support resources. We plan to continue to pursue acquisitions that present a strong strategic fit with our existing operations and are consistent with our overall growth strategy. We also may target future acquisitions of varying sizes to expand or add product functionality and capabilities to our existing product portfolio, add new products or solutions to our product portfolio or further expand our services team.

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

•

Optimizing Resources. Our applications allow resource planners to schedule, allocate, budget and forecast resource needs across multiple projects based on numerous factors, including required skill sets, location, availability and timing. As a result, resource planners can determine whether proposed fees are accurate, appropriate staff is available and utilized effectively, and projects are completed on time and on budget.

•

Winning New Business. Our customer relationship management applications enable our customers’ sales and marketing groups to generate demand for their services, build stronger customer relationships, manage project pipelines, more accurately forecast revenue, automate proposals and create accurate estimates for proposed services.

•

Streamlining Business Operations. Our applications help organizations lower transaction processing costs, improve billing processes, improve cash flow and reduce administrative burdens on employees through the automation of a variety of key business processes, including time collection, expense management and employee self-service.

•

Facilitating Compliance and Governance. Our applications help organizations comply with complex accounting and auditing requirements and report compliance to government agencies and their customers and maintain standardized controls around key business processes.

•

Managing, Evaluating and Prioritizing Projects. Our applications enable our customers to efficiently manage project profitability, monitor project schedule and progress, and evaluate, select and prioritize projects based on strategic business objectives. In addition, our earned value management applications enable organizations to plan and monitor the complex relationships between actual and forecasted project costs, schedules, actual progress and earned revenue.

•

Managing Business Development Opportunities. Our solutions enable our customers to manage their entire business development process and convert partnership prospects into revenue-generating opportunities.

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

•   Includes a portfolio of business applications that deliver specialized functionality such as time collection, expense management, employee self-service, business performance management and human capital management.

•   Includes govWin and Costpoint CRM, solutions that enable customers to manage the entire business development process, discover teaming partners and uncover revenue-generating opportunities.

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

Deltek Enterprise Project Management

•   Provides a comprehensive solution for enterprise project management.

•   Includes Deltek Cobra and Deltek MPM, market-leading systems for managing project costs, measuring earned value and analyzing budgets, actual costs and forecasts. With Cobra and MPM, businesses can measure the health and performance of projects and satisfy government-mandated regulations.

•   Includes Deltek Open Plan, an enterprise-grade project management system, and Deltek wInsight, a leading tool for calculating, analyzing, sharing, consolidating and reporting on earned value data.

•   Our enterprise project management solutions offer risk management and reporting tools and support many industry-standard third-party project scheduling tools.

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

Consulting Services

We employ a services team that provides a full range of consulting and technical services, from the early planning and design stages of an implementation to end-user training and after-implementation consulting services. Our services team is comprised of application consultants, project managers and technical applications specialists who work closely with our customers to implement and maintain our software solutions. Our primary consulting services offerings may be categorized into the following activities:

•	Solution architecture services that align our applications and software solutions with our customers’ business processes and needs;

•

Application implementation services for our products, including business process design, software installation and configuration, application security, data conversion, integration with legacy applications and project management;

•

Technology architecture design and optimization services that allow for the configuration of our applications and related third-party software and hardware configuration in our customers’ specific technology environments;

•

Project team and end-user training for our customers and partners in the functionality, configuration, administration and use of our products, including classroom training at various internal facilities, which we refer to as Deltek University; classroom training at customer sites; public seminars and webinars; and self-paced, self-study e-learning modules; and

•

After-implementation consulting services, including version upgrade consulting, system productivity review, industry best practice consulting, network/database maintenance services, acquisition integration support and long-term business system planning.

Maintenance and Support

We receive maintenance services fees from customers for product support, upgrades and other customer services. Our technical support organization focuses on answering questions, resolving issues and keeping our customers’ operations running efficiently. We offer technical support through in-person phone-based support and through 24x7 access to our web-based support tools. Our comprehensive support programs also include ongoing product development and software updates, which includes minor enhancements, such as tax and other regulatory updates, as well as major updates such as new functionality and technology upgrades.

Our maintenance and support revenues are comprised of fees derived from new maintenance contracts associated with new software licenses and renewals of existing maintenance contracts. Initial annual maintenance fees are generally set as a fixed percentage of the software list price at the time of the initial license sale. Maintenance services are generally billed and paid in advance.

Customers

We consider a customer to be an organization that has licensed our software, or obtained maintenance support or consulting services for those licenses, pursuant to a written agreement or a “click-wrap” license that is activated upon installation.

Our solutions are used by organizations of various sizes, from small businesses to large enterprises. As of December 31, 2009, we had over 12,000 customers worldwide representing a wide range of industries, including A/E firms, aerospace and defense and other federal government contractors, information technology services firms, professional services and consulting organizations, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others. In addition, over 8,500 government contractors participate in our collaborative online govWin solution to find, capture and deliver on revenue-generating business development opportunities.

In 2007, 2008 and 2009, no single customer accounted for 10% or more of our total revenue, and less than 6% of our total revenue was generated from international customers.

The percentage of our license revenue generated from international customers increased from 6% in 2008 to 9% in 2009. More than 94% of our total revenue was generated from customers inside the United States in 2007, 2008 and 2009.

See Note 18, Segment Information, of our consolidated financial statements contained elsewhere in this Annual Report for additional information related to our revenue derived from international customers. See Item 2, “Properties” for information related to our long-lived assets located in the United States and in foreign countries.

Sales and Marketing

We sell our products primarily through our own sales force complemented by a network of indirect sales partners. Our direct sales force consists of experienced software sales professionals organized by customer type (for example, new vs. existing) market segment or product type. Our sales teams all operate under a common sales methodology that focuses on the individual markets and customers we serve. Our network of alliance partners complements our direct sales efforts by selling our products to specific customer segments and providing implementation services and support to our customers. These alliance partners primarily serve our Vision product family, support our international sales activity and provide sales and implementation support for our products sold to the entry level government contracting and professional services markets. Our indirect sales channel is comprised of independent reseller partners who primarily cover entry level markets. In 2009, our direct sales force generated approximately 91% of our software license fee revenue and our indirect sales channel was responsible for the remaining 9%.

We engage in a variety of marketing activities, including market research, product promotion and participation at industry conferences and trade shows, in order to generate additional revenue within key markets, optimize our market position, enhance lead generation, increase overall brand awareness and promote our new and existing products.

Partners and Alliances

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

Research and Development

Our research and development organization is structured to optimize our efforts around the design, development and release of our products. Specific disciplines within research and development include engineering, programming, quality assurance, product management, documentation, design and project management. Our research and development expenses were $43.4 million, $45.8 million, and $42.9 million in 2009, 2008 and 2007, respectively. As of December 31, 2009, we had approximately 350 employees in research and development, including approximately 200 in the United States, 140 in the Philippines and 10 in Australia.

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

•

Our Enterprise Project Management Solutions product line provides a comprehensive enterprise project management solution for our customers, including earned value management throughout the project lifecycle. Generally built using .NET and other web-based technologies, these solutions integrate with our own applications as well as third-party applications. This product line also includes a secure, web-based collaboration portal that provides the ability for distributed team members to collaborate on a project.

•

Our govWin solution, which allows customers to find, capture and deliver on revenue-generating government contracting opportunities, is an online network developed with web technologies based on PHP and Java.

Our products are designed for rapid deployment and integration with third-party technologies within a company’s enterprise, including application servers, security systems and portals. Costpoint and Vision also provide web services interfaces and support for Service-Oriented Architectures to facilitate enhanced integration within the enterprise.

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

When competing for middle-market customers, ranging in size from 100 to 1,000 employees, we often face competition from a few vendors that provide industry-specific solutions. Middle-market customers are typically searching for industry specific functionality, ease of deployment and a lower total cost of ownership with the ability to add functionality over time as their businesses continue to grow.

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

Intellectual Property

We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our proprietary intellectual property rights under our license agreements. These measures may afford only limited protection of our intellectual property and proprietary rights associated with our software. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our software, technology or business plans.

We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. We use third-party software, in certain cases, to meet the business requirements of our customers. We are not materially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2009, we had approximately 1,140 employees worldwide, including approximately 150 in sales and marketing, 350 in product development, 470 in customer services and support and 170 in general and administrative positions. Of our approximately 1,140 worldwide employees, approximately 925 were located in the United States and 215 were located internationally. None of our employees is represented by a union or is a party to a collective bargaining agreement.

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

The demand for project-based enterprise applications software and solutions historically has fluctuated based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions that affect the key sectors in which our customers operate.

Economic downturns or unfavorable changes in the financial and credit markets in both the United States and broader international markets, including economic recessions, could have an adverse effect on the operations, budgets and overall financial condition of our customers.

As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased or could be forced into a bankruptcy or restructuring process, which could limit our ability to recover amounts owed to us. If any of our customers cease operations or file for bankruptcy protection, our ability to recover amounts owed to us for software license fees, consulting and implementation services or software maintenance may be severely impaired.

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2009, resellers accounted for approximately 9% of our software license fee revenue.

We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, or of any disruption in the financial and credit markets. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition, cash flow, and results of operations could be materially adversely affected.

Our quarterly and annual operating results fluctuate, and as a result, we may fail to meet or exceed the expectations of securities analysts or investors, and our stock price could decline.

Historically, our operating results have varied from quarter to quarter and from year to year. Consequently, we believe that investors should not view our historical revenue and other operating results as an indicator of our future performance. A number of factors contribute to the variability in our revenue and other operating results, including the following:

•	global and domestic economic and financial conditions;

•	the number and timing of major customer contract wins, which tend to be unpredictable and which may disproportionately impact our software license fee revenue and operating results;

•	the highest concentration of our software license sales is typically in the last month of each quarter resulting in diminished predictability of our quarterly results;

•	the higher concentration of our software license sales in the last quarter of each fiscal year, resulting in diminished predictability of our annual results;

•	the discretionary nature of our customers’ purchases, varying budget cycles and amounts available to fund purchases resulting in varying demand for our products and services;

•	delays or deferrals by customers in the implementation of our products;

•	the level of product and price competition;

•	the length of our sales cycles;

•	the timing of recognition of deferred revenue;

•	any significant change in the number of customers renewing or terminating maintenance agreements with us;

•	our ability to deliver and market new software enhancements and products;

•	announcements of technological innovations by us or our competitors;

•	the relative mix of products and services we sell;

•	developments with respect to our intellectual property rights or those of our competitors; and

•	our ability to attract, train and retain qualified personnel.

As a result of these and other factors, our operating results may fluctuate significantly from period to period and may not meet or exceed the expectations of securities analysts or investors. In that event, the price of our common stock could be adversely affected.

If we are unable to effectively respond to organizational challenges as our business evolves, our revenues, profitability and business reputation could be materially adversely affected.

Between 2006 and 2009 our total revenue increased from $228.3 million to $265.8 million, or approximately 16%. During this same period, our worldwide headcount increased from approximately 1,040 employees at the end of 2006 to approximately 1,140 employees worldwide at the end of 2009.

Continuing to expand and develop our business will place greater demands on our management, financial and accounting systems, information technology systems and other components of our infrastructure. To meet these demands, we continue to invest in enhanced or new systems, including enhancements to our accounting, billing and information technology systems. Although we have reduced headcount in the past two years, we continue to hire, train and retain employees with the specific skills needed to help address these demands.

If we fail to address the demands associated with the expansion and development of our business, our profitability and our business reputation could be materially adversely affected.

If we are unsuccessful in entering new market segments or further penetrating our existing market segments, our revenue or revenue growth could be materially adversely affected.

Our future results depend, in part, on our ability to successfully penetrate new markets, as well as to expand further into our existing markets. In order to grow our business, we may expand to other project-focused markets in which we may have less experience. Expanding into new markets requires both considerable investment and coordination of technical, support, sales, marketing and financial resources.

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

Our business model depends, in part, on the success of our efforts to maintain and increase sales to our existing customers. We have typically generated significant additional revenues from our installed customer base through the sale of additional new licenses, add-on applications, expansion of existing implementations and professional and maintenance services. We may be unsuccessful in maintaining or increasing sales to our existing customers for any number of reasons, including the failure of our customers to increase the size of their operations, our inability to deploy new applications and features for our existing products or to introduce new products and services that are responsive to the business needs of our customers. If we fail to generate additional business from our customers, our revenue and profitability could be materially adversely affected.

If we do not successfully address the potential risks associated with our current or future global operations, we could experience increased costs or our operating results could be materially adversely affected.

We currently have customers in approximately 70 countries and have facilities in the Philippines, Australia and the United Kingdom.

Doing business internationally involves additional potential risks and challenges, including:

•	managing international operations, including a global workforce;

•	conforming our products to local business practices or standards, including developing multi-lingual compatible software;

•	developing brand awareness for our products;

•	competing with local and international software vendors;

•	disruptions in international communications resulting from damage to, or disruptions of, telecommunications links, gateways, cables or other systems;

•	potential difficulties in collecting accounts receivable and longer collection periods in countries where the accounts receivable collections process may be more difficult;

•	potentially unstable political and economic conditions in countries in which we do business or maintain development operations;

•	potentially higher operating costs resulting from local laws, regulations and market conditions;

•	foreign currency controls and fluctuations resulting from intercompany balances or arrangements associated with our international operations;

•	reduced protection for intellectual property rights in a number of countries where we do business;

•	compliance with frequently changing governmental laws and regulations;

•	seasonality in business activity specific to various markets that is different than our recent historical experience;

•	potentially longer sales cycles in certain international markets;

•	potential restrictions on repatriation of earnings, including changes in the tax treatment of our international operations; and

•	potential restrictions on the export of technologies such as data security and encryption.

These risks could increase our costs or adversely affect our operating results.

If we are not successful in expanding our international business, our revenue growth could be materially adversely affected.

We have customers in approximately 70 countries and international markets now account for approximately 9% of our total software license fee revenue. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets. If we are unable to further our expansion into international markets, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired and intend to continue to acquire complementary businesses, technologies, product lines or services organizations. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

•	the potential difficulty in integrating acquired products and technology into our software applications and business strategy;

•	the potential inability to achieve the desired revenue or cost synergies and benefits;

•

the potential difficulty in coordinating and integrating the sales, marketing, services, support and development activities of the acquired businesses, successfully cross selling products or services and managing the combined organizations;

•	the potential difficulty in retaining the strategic alliance partners of the acquired businesses on terms that are acceptable to us;

•	the potential difficulty in retaining, integrating, training and motivating key employees of the acquired business;

•	the potential difficulty and cost of establishing and integrating controls, procedures and policies;

•	the potential difficulty in predicting and responding to issues related to product transition, including product development, distribution and customer support;

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

•	lack of legal protection for the intellectual property we acquire.

If a significant number of our customers fail to renew or otherwise terminate their maintenance services agreements for our products, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our maintenance services revenues and our operating results could be materially harmed.

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 47% and 40% of our total revenue in 2009 and 2008, respectively.

Our maintenance and support services are generally billed and paid in advance. A customer may cancel its maintenance services agreement prior to the beginning of the next scheduled period. At the end of a contract term, or at the time a customer has cancellation rights, a customer could seek a modification of its maintenance services agreement terms, including modifications that could result in lower maintenance fees or our providing additional services without associated fee increases.

A customer may also elect to terminate its maintenance services agreement and rely on its own in-house technical staff or other third-party resources, or may replace our software with a competitor’s product. If our maintenance services business declines due to a significant number of contract terminations, or if we are forced to offer pricing or other maintenance terms that are unfavorable to us, our maintenance services revenues and operating results could be materially adversely affected.

If we fail to forecast the timing of our revenues or expenses accurately, our operating results could be materially different than we anticipated.

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

We face significant competition across all of our product lines from a variety of sources, including larger multi-national software companies, smaller start-up organizations, point solution application providers, specialized consulting organizations, systems integrators and internal information technology departments of existing or potential customers. Several competitors, such as Oracle, SAP and Microsoft, have significantly greater financial, technical and marketing resources than we have.

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

As of December 31, 2009, we had approximately $179.0 million of outstanding debt under our credit agreement and term loans at interest rates which are subject to market fluctuation. In 2010, approximately $45 million of principal will become due and payable. Our indebtedness and related obligations could have important future consequences to us, such as:

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

If we are unable to comply with the covenants or restrictions contained in our amended credit agreement, our lenders could declare all amounts outstanding under the credit agreement to be due and payable, which could materially adversely affect our financial condition.

In August 2009, we entered into an amended credit agreement (the “Amended Credit Agreement”) governing our term loans and revolving credit facility. The Amended Credit Agreement contains covenants that, among other things, restrict our and our subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and engage in certain transactions with affiliates.

Our Amended Credit Agreement also requires us to comply with certain financial ratios related to fixed charge coverage, interest coverage and leverage ratios. While we have historically complied with our financial ratio covenants, we may not be able to comply with these financial covenants in the future, which could cause all amounts outstanding to be due and payable, and which could limit our ability to meet ongoing or future capital needs. Our ability to comply with the covenants and restrictions contained in our Amended Credit Agreement may be adversely affected by economic, financial, industry or other conditions, some of which may be beyond our control.

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

If we defer recognition of software license fee revenue for a significant period of time after entering into a license agreement as a result of leveraging new sales or revenue-generating opportunities, our operating results in any particular quarter could be materially impacted.

We may be required to defer recognition of software license fee revenue from a license agreement with a customer if, for example:

•	the software transactions include both currently deliverable software products and software products that are under development or require other undeliverable elements;

•	a particular customer requires services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	the software transactions involve customer acceptance criteria;

•	there are identified product-related issues, such as known defects;

•	the software transactions involve payment terms that are longer than our standard payment terms, fees that depend upon future contingencies or include fixed-price deliverable elements; or

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

To the extent we sell any of our software solutions on a subscription basis, and if we fail to price or market those products appropriately, our software license fee revenue and cash flow could be materially reduced.

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for 2009 and 2008 was generated from the sale of perpetual licenses.

We have recently begun to offer some of our software products and solutions on a subscription basis. If more of our customers find subscription-based software appealing, we may need to offer additional products and solutions on a subscription basis. We may not successfully price, market or otherwise execute a subscription-based model. If we increase the use of a subscription-based licensing model, we could experience materially reduced software license fee revenues and cash flows associated with the transition to a subscription based licensing model.

If our investments in product development require greater resources than anticipated, our operating margins could be adversely affected.

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $43.4 million, or 16% of revenue in 2009 and approximately $45.8 million, or 16% of revenue, in 2008. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

Historically, the business application software market has been characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product lifecycles. The development of new technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends.

Our future success will largely depend upon our ability to develop and introduce timely new products and product features in order to maintain or enhance our competitive position. The introduction of enhanced or new products requires us to manage the transition from, or integration with, older products in order to minimize disruption in sales of existing products and to manage the overall process in a cost-effective manner. If we do not successfully anticipate changing technological and market trends or changing customer requirements, and we fail to enhance or develop products timely, effectively and in a cost-effective manner, our ability to retain or increase market share may be harmed, and our sales and profitability could be materially adversely affected.

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

Our software products are built upon and depend upon operating platforms and software developed and supplied by third parties. As a result, changes in the availability, features and price of, or support for, any of these third-party platforms or software, including as a result of the platforms or software being acquired by a competitor, could materially increase our costs, divert resources and materially adversely affect our competitive position and software license fee revenue.

Our software products are built upon and depend upon operating platforms and software developed by third-party providers. We license from several software providers technologies that are incorporated into our products. Our software may also be integrated with third-party vendor products for the purpose of providing or enhancing necessary functionality.

If any of these operating platforms or software products ceases to be supported by its third-party provider, or if we lose any technology license for software that is incorporated into our products, including as a result of the platforms or software being acquired by a competitor, we may need to devote increased management and financial resources to migrate our software products to an alternative operating platform, identify and license equivalent technology or integrate our software products with an alternative third-party vendor product. In addition, if a provider enhances its product in a manner that prevents us from timely adapting our products to the enhancement, we may lose our competitive advantage, and our existing customers may migrate to a competitor’s product.

Third-party providers may also not remain in business, cooperate with us to support our software products or make their product available to us on commercially reasonable terms or provide an effective substitute product to us and our customers. Any of these adverse developments could materially increase our costs and materially adversely affect our competitive position and software license fee revenue.

If we lose access to, or fail to obtain, third-party software development tools on which our product development efforts depend, we may be unable to develop additional applications and functionality, and our ability to maintain our existing applications may be diminished, which may cause us to incur materially increased costs, reduced margins or lower revenue.

We license software development tools from third parties and use those tools in the development of our products. Consequently, we depend upon third parties’ abilities to deliver quality products, correct errors, support their current products, develop new and enhanced products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. If any of these third-party development tools become unavailable, if we are unable to maintain or renegotiate our licenses with third parties to use the required development tools, or if third-party developers fail to adequately support or enhance the tools, we may be forced to establish relationships with alternative third-party providers and to rewrite our products using different development tools.

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

Fundamental to the use of enterprise application software, including our software, is the ability to securely process, collect, analyze, store and transmit information. Third parties may attempt to breach the security of our solutions, third party applications that our products interface with, as well as customer databases and actual data. In addition, cyber attacks and similar acts could lead to interruptions and delays in customer processing or a loss or breach of a customer’s data.

We may be responsible, and liable, to our customers for certain breaches in the security of our software products. Any security breaches for which we are, or are perceived to be, responsible, in whole or in part, could subject us to claims, which could harm our reputation and result in significant litigation costs and damage awards or settlement amounts. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition. We might be required to expend significant financial and other resources to protect further against security breaches or to rectify problems caused by any security breach.

If we are not able to retain existing employees or hire qualified new employees, our business could suffer, and we may not be able to execute our business strategy.

Our business strategy and future success depends, in part, upon our ability to attract, train and retain highly skilled managerial, professional service, sales, development, marketing, accounting, administrative and infrastructure-related personnel. The market for these highly skilled employees is generally competitive in the geographies in which we operate.

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

Our competitors may independently develop software that is substantially equivalent or superior to our software. Furthermore, existing copyright law affords only limited protection for our software and may not protect such software in the event competitors independently develop products similar to ours.

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

In addition, the laws of some countries may not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position and our software license fee revenue. Any litigation to protect our proprietary rights could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and could be unsuccessful, which could result in the loss of material intellectual property and other proprietary rights.

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

We are a highly automated business and rely on our network infrastructure, enterprise applications and internal and external technology and infrastructure systems for our development, sales, marketing, support and operational activities. A disruption or failure of any or all of these systems could result from catastrophic events, whether climate related or otherwise, including major telecommunications failures, cyber attacks, terrorist attacks, fires, earthquakes, storms or other severe weather conditions. A disruption or failure of any or all of these systems could cause system interruptions to our operations, including product development, sales-cycle or product implementation delays, as well as loss of data or other disruptions to our relationships with current or potential customers.

The disaster recovery plans and backup systems that we have in place may not be effective in addressing a catastrophic event that results in the destruction or disruption of any of our critical business or information technology and infrastructure systems. As a result of any of these events, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result, our revenues and profitability may be materially adversely affected.

Our revenues are partially dependent upon federal government contractors and their need for compliance with Federal Government contract accounting and reporting standards, as well as data privacy and security requirements. Our failure to anticipate or adapt timely to changes in those standards could cause us to lose government contractor customers and materially adversely affect our revenue generated from these customers.

We derive a significant portion of our revenues from federal government contractors. In 2009 and 2008, over half of our software license fee revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards.

For example, a key function of our Costpoint application is to enable government contractors to enter, review and organize accounting data in a manner that is compliant with applicable laws and regulations and to easily demonstrate compliance with those laws and regulations. If the Federal Government alters these compliance standards, or if there were any significant problem with the functionality of our software from a compliance or data security perspective, we may be required to modify or enhance our software products to satisfy any new or altered compliance standards. Our inability to effectively and efficiently modify our applications to resolve any compliance issue could result in the loss of government contract customers and materially adversely impact our revenue from these customers.

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

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $63.9 million and other purchased intangible assets valued at approximately $13.7 million as of December 31,

2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2009. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred from time to time and may occur in the future increases the possibility of such an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

If we were to identify material weaknesses in our internal controls in the future, these material weaknesses may impede our ability to produce timely and accurate financial statements, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business reputation and stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the Securities and Exchange Commission within prescribed time periods. As part of The NASDAQ Global Select Market listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods.

If we were to identify material weaknesses in our internal control in the future, the required audit or review of our financial statements by our independent registered public accounting firm may be delayed. In addition, we may not be able to produce reliable financial statements, file our financial statements as part of a periodic report in a timely manner with the Securities and Exchange Commission or comply with The NASDAQ Global Select Market listing requirements. If we are required to restate our financial statements in the future, any specific adjustment may cause our operating results and financial condition, as restated, on an overall basis to be materially impacted.

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

Significant price fluctuations in our common stock also could result from a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	our competitors’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ growth rates;

•	conditions of the project-focused software industry;

•	securities analysts’ commentary about us or our industry; and

•	any other factor described in this “Risk Factors” section of this Annual Report.

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

New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), our controlling stockholders, own more than 60% of outstanding common stock. If the New Mountain Funds were to sell substantial amounts of our common stock in the public market or if the market perceives that our stockholders may sell shares of our common stock, the market price of our common stock could decrease significantly.

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

We have also filed registration statements with the Securities and Exchange Commission covering shares subject to options and restricted stock outstanding under our 2005 Stock Option Plan and 2007 Plan and shares reserved for issuance under our 2007 Plan and our Employee Stock Purchase Plan.

A decline in the trading price of our common stock due to the occurrence of any future sales might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and may cause stockholders to lose part or all of their investment in our shares of common stock.

Our largest stockholders and their affiliates have substantial control over us and this could limit other stockholders’ ability to influence the outcome of key transactions, including any change of control.

Our largest stockholders, the New Mountain Funds, own more than 60% of our outstanding common stock and 100% of our Class A common stock. As a result, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock.

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

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although in 2009 the New

Mountain Funds waived their right to collect a transaction fee in connection with our stock rights offering and the amendment of our Credit Agreement, their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs.

The New Mountain Funds may have interests that differ from other stockholders’ interests, and they may vote in a way with which other stockholders disagree and that may be adverse to their interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

If we issue additional shares of our common stock, stockholders could experience dilution.

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 67,235,668 shares outstanding as of March 9, 2010. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

Our stockholders do not have the same protections available to other stockholders of NASDAQ-listed companies because we are a “controlled company” within the meaning of The NASDAQ Global Select Market’s standards and, as a result, qualify for, and may rely on, exemptions from several corporate governance requirements.

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

We have availed ourselves of these exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of other companies that are subject to all of The NASDAQ Global Select Market corporate governance requirements as long as the New Mountain Funds own a majority of our outstanding common stock.

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

In addition, certain provisions of our shareholders’ agreement require that certain covered persons (as defined in the shareholders’ agreement) vote their shares of our common stock in favor of certain transactions in which the New Mountain Funds propose to sell all or any portion of their shares of our common stock, or in which we propose to sell or otherwise transfer for value all or substantially all of the stock, assets or business of the company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Herndon, Virginia, where we lease approximately 133,000 square feet of space under leases and subleases expiring in 2011 and 2012. In addition, we maintain domestic offices in California, Massachusetts and Oregon. Internationally, our offices are located in Australia, the Philippines and the United Kingdom. As of the years ended December 31, 2009, 2008, and 2007, $4.0 million, $3.0 million, and $3.5 million, respectively, of our total long-lived assets of $99.2 million, $97.4 million, and $82.8 million, respectively, were held outside of the United States.

Our business is generally not likely to be materially impacted by severe weather or climate-related events. However, a severe weather or other event could result in property damage and disruption to our operations, including disruption of our technology and communications systems.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We do not have any plan or program for the repurchase of our common stock and did not repurchase any shares of our common stock during the year ended December 31, 2009.

Recent Sales of Unregistered Securities

On December 11, 2009, we issued 247,038 shares of our common stock to the shareholders of mySBX Corporation for an aggregate purchase price of $2,000,019, in connection with our acquisition of mySBX Corporation.

Common Stock Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “PROJ.”

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2009:
Fourth Quarter	$8.94	$6.50
Third Quarter	8.50	4.11
Second Quarter	5.27	3.58
First Quarter	5.15	2.90

Year ended December 31, 2008:
Fourth Quarter	$6.79	$3.06
Third Quarter	9.05	5.14
Second Quarter	14.04	7.36
First Quarter	15.70	11.65

There is no established public trading market for our Class A common stock. As of March 9, 2010, there were 109 stockholders of record of our common stock and three stockholders of record of our Class A common stock.

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

We did not pay cash dividends in 2009 or 2008, and we currently do not intend to pay cash dividends. Our investor rights agreement requires the prior written consent of our controlling stockholder, the New Mountain Funds, if we wish to pay or declare any dividend on our capital stock. Our credit agreement also restricts our ability to pay cash dividends.

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from November 1, 2007 (the date of our initial public offering) through December 31, 2009, with the cumulative total return on the NASDAQ Computer Index and the NASDAQ Composite Index. The comparison assumes that $100 was invested on November 1, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Assumes $100 invested on November 1, 2007

Assumes dividends reinvested

Fiscal year ended December 31, 2009, 2008 and 2007

	11/1/2007	12/31/2007	12/31/2008	12/31/2009
Deltek, Inc.	$100.00	$84.85	$25.85	$43.34
NASDAQ Computer Index	$100.00	$94.22	$50.34	$87.46
NASDAQ Composite Index	$100.00	$92.70	$54.79	$79.14

(1)	This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an assumed initial price of $17.95 per share, the closing price on November 1, 2007, the date of our initial public offering. The stock sold in our initial public offering was issued at a price to the public of $18.00 per share.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2009.

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

In April of 2005, the Company underwent a leveraged recapitalization and the Company changed to a C-corporation tax status subject to income taxation from an S-corporation in which income taxes were borne by the shareholders. During all the years presented in the table below, the Company made business acquisitions. These transactions could affect the comparability of the information presented.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Software license fees	$58,907	$77,398	$87,118	$74,958	$45,923
Consulting services	77,807	91,566	83,353	66,573	41,212
Maintenance and support services	125,545	115,658	102,903	83,172	63,709
Other revenues	3,562	4,743	4,872	3,565	2,112

Total revenues	$265,821	$289,365	$278,246	$228,268	$152,956

Gross profit	$166,935	$180,899	$175,169	$146,608	$101,735

Income (loss) before income taxes	$31,791	$36,113	$37,996	$25,267	$(366)

Net income	$21,396	$23,519	$22,519	$15,298	$8,732

Diluted earnings per share (a)	$0.37	$0.49	$0.50	$0.35	$0.15

Shares used in diluted per share computation (a)	57,596	47,729	44,820	43,409	57,143
Total assets	$291,310	$193,272	$167,680	$134,488	$95,650

Long-term debt	$134,358	$182,661	$192,815	$210,375	$213,275

(a)	In accordance with FASB Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that we completed in June 2009. Diluted earnings per share was computed based on the diluted weighted average shares as adjusted by the bonus element.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These project-focused organizations generate revenue from defined, discrete customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate complex business processes around the engagement, execution and delivery of projects. Our software applications enable project-focused organizations to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate, project-specific financial information, and real-time performance measurements.

With our software applications, project-focused organizations can better measure business results, optimize performance, streamline operations and win new business. As of December 31, 2009, we had over 12,000 customers worldwide that spanned numerous project-focused industries and ranged in size from small organizations to large enterprises. In addition, over 8,500 organizations and professionals rely on our innovative online govWin solution to find, capture and deliver on revenue-generating government contracting opportunities.

Our revenue is generated from sales of software licenses and related software maintenance and support agreements, professional services to assist customers with the implementation of our products, as well as education and training services. Our continued growth depends, in part, on our ability to generate license revenues from new customers and to continue to expand our presence by selling new products within our existing installed base of customers.

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

•	The margins of our business relative to recent historical trends;

•	Our operating expenses and income from operations;

•	Our cash flow from operations;

•	The long-term success of our development efforts;

•	Our ability to successfully penetrate new markets;

•	Our ability to successfully integrate acquisitions and achieve anticipated synergies;

•	Our win rate against our competitors; and

•	Our long-term customer retention rates.

Each of the factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our longer-term strategic goals and objectives.

Our total revenue for the year ended December 31, 2009 decreased as compared to the year ended December 31, 2008, as our customers deferred purchasing decisions, lengthened sales cycles and maintained more cautious investment policies in light of the current economic uncertainty. This affected revenue from both our Costpoint and Vision customers.

Our license revenue and total revenue for the three months ended December 31, 2009 increased to $19.2 million and $70.3 million, respectively, as compared to the three months ended September 30, 2009. License revenue and total revenue for the three months ended September 30, 2009 was $12.7 million and $64.1 million, respectively. We believe the increase in revenue was attributed to increasing confidence among our customers with regard to their economic outlook. While the timing and extent of any financial or economic turnaround remains uncertain, we expect improved confidence among our customers in the early part of 2010 as compared to the first three quarters of 2009. Nonetheless, we may not experience the same level of demand in the early part of 2010 when compared to historical periods for our software solutions.

Although near-term predictability for license revenue remains challenging across the software industry, we also expect our Costpoint, GCS Premier and enterprise project management (“EPM”) products to continue to account for a significant percentage of our overall software license fee revenue.

Going forward, we also expect that increased government spending, increased regulation by government agencies and the economic stimulus package could benefit our government contracting customers. While we anticipate that these trends may impact demand for our consulting, maintenance and support services in the future, it is difficult to predict when and to what extent the potential benefits of the economic stimulus package will be experienced by government contracting and other customers.

In addition, although we expect continued demand in 2010 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our existing software, and continued

demand for our maintenance services given our high maintenance retention rate and stable base of customers, we may not experience the same level of demand for consulting or maintenance and support services from our government contracting and architecture and engineering and professional services customers as they remain cautious with regard to their economic outlook. In addition, lower software license sales in 2009 may impact our consulting services revenues in 2010 and beyond, and we may not be able to replicate the impact of large implementation projects that will come to a successful conclusion during 2010.

In the three months ended December 31, 2009, we also experienced an increase in new customer activity among our architecture and engineering and other professional services customers, as new international customers leveraged our Vision products to support their businesses. While the timing and extent of any economic recovery remains uncertain, we expect that these current economic trends may continue in the early part of 2010. As a result, we may not experience the same level of demand when compared to historical periods for consulting, maintenance and support services from our architecture and engineering and other professional services customers due to the impact of the recession.

During 2009, the Company reduced headcount in certain areas to realign its resources. The Company anticipates additional restructuring charges in 2010 as it continues to realign its cost structure and allow for increased investment in key strategic objectives. In light of the continuing economic challenges our customers are facing and the related impact on their purchasing decisions, we have proactively managed, and will continue to proactively manage, our business to control operating expenses and realign resources in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

In April 2005, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”) purchased the majority ownership of our company from the founding deLaski stockholders through a recapitalization transaction. Subsequent to this transaction, we implemented a strategy to recruit additional management talent and significantly improve our competitive position and growth prospects through increased investments in product development and sales and marketing initiatives, complemented by strategic acquisitions aimed at broadening our customer base and our product offerings.

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

In August 2009, we amended our existing Credit Agreement. As a result, we extended the maturity of $129.4 million of our $179.6 million in outstanding term loans to April 2013 with the remainder continuing to be due in April 2011. In addition, the expiration of $22.5 million of our $30 million revolving credit facility was extended to April 2013.

In December 2009, we acquired mySBX Corporation, an online enterprise that enables government contractors to rapidly identify opportunities, manage resources, win more business and increase profits.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Our future estimates may change if the underlying assumptions change. Actual results may differ significantly from these estimates.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification™ (the “Codification” or “ASC”), the authoritative guidance for GAAP. The Codification does not change how we account for transactions or the nature of the related disclosures made. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective beginning July 1, 2009. In this Annual Report on Form 10-K, the references have been updated to reflect the new Codification references.

Revenue Recognition

We recognize revenue in accordance with ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

We derive revenues from three primary sources, or elements: software license fees for our products; maintenance and support for those products; and consulting services, including training, related to those products. A typical sales agreement includes both software licenses and maintenance and may also include consulting services and training.

Software License Fee Revenues: For sales arrangements involving multiple elements where the software does not require significant modification or customization, we recognize software license fee revenues using the residual method as described in ASC 985-605 because to date we have not established vendor specific objective evidence (“VSOE”) of fair value for the license element. Under the residual method, we allocate revenue to, and defer recognition of, undelivered elements based on their VSOE of fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue for the delivered elements. The VSOE of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately. Our typical undelivered elements (maintenance and consulting services) are priced consistently such that VSOE generally exists for undelivered elements of our arrangements.

If VSOE exists to allow the allocation of a portion of the total fee to undelivered elements of the arrangement, the residual amount in the arrangement allocated to software license fee is recognized as revenue when all of the following are met:

•	Persuasive evidence of an arrangement exists. It is our practice to require a signed contract or an accepted purchase order for existing customers.

•

Delivery has occurred. We deliver software by secure electronic means or physical delivery. Both means of delivery transfer title and risk to the customer. Shipping terms are generally FOB shipping point.

•

The software license sale is fixed and determinable. We recognize revenue for the license component of multiple element arrangements only when the VSOE of fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return or cancellation rights associated with the delivered elements. Software license sales are generally considered fixed and determinable when payment terms are within 180 days.

•	Collectibility is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectibility standards, revenue is recognized as cash is received.

Consulting Services Revenues: Our consulting services revenues, which include software implementation, training and other consulting services, are generally billed based on hourly rates plus reimbursable out-of-pocket expenses and related administrative fees.

These services are generally not essential to the functionality of our software and are usually completed in three to six months, though larger implementations may take longer. We generally recognize revenues for these services as they are performed. In rare situations in which the services are deemed essential to the functionality of our software in the customer’s environment, we recognize the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

We sell training at a fixed rate for each specific class, at a per attendee price, or at a packaged price for several attendees, and revenue is recognized only when the customer completes the training. To the extent that our customers pay for the training services in advance of delivery, the amounts are recorded in deferred revenue until such time as the training is provided.

Maintenance and Support Services Revenues: Maintenance and support services include software updates on a when-and-if-available basis, telephone, online and web-based support and software defect fixes or patches. Maintenance revenues are recognized ratably over the term of the customer maintenance and support agreement.

The significant judgments and estimates for revenue recognition typically relate to the timing of an amount recognized for software license fee revenue, including whether collectibility is deemed probable, fees are fixed and determinable and services are essential to the functionality of the software. Changes to these assumptions would generally impact the timing and amount of revenue recognized for software license fee revenues versus other revenue categories.

Stock-Based Compensation

ASC 718, Compensation-Stock Compensation (“ASC 718”), requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. We determine the fair value of options granted using the Black-Scholes-Merton option pricing model and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized as expense over the requisite service period of the awards.

In accordance with ASC 718, we recorded $10.6 million, $8.8 million and $6.2 million in stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively. The compensation expense recorded for the years ended December 31, 2009 and 2008 related to stock options, restricted stock awards and the ESPP, and for the year ended December 31, 2007, the compensation expense recorded related to stock options and ESPP.

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

Prior to our initial public offering in November 2007 and given the absence of an active market for our common stock, our board of directors or compensation committee (or its authorized member(s)) estimated the fair value of our common stock at the time of each grant. Numerous objective and subjective factors were considered in estimating the value of our common stock at each option grant date in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”.

Based on these factors, employee stock options were granted during 2007 at exercise prices ranging from $12.24 to $18.00. Our initial public offering in November 2007 was $18.00 per share.

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

Because we do not have significant history associated with our stock options in order to determine the expected volatility of our options, we calculated expected volatility as of each grant date using an implied volatility method based in part on reported data for a peer group of publicly traded software companies for which historical information was available. We will continue to use peer group volatility information until sufficient historical volatility of our common stock is available to measure expected volatility for future option grants.

The average expected life of our stock options was determined according to the “SEC simplified method” as described in SAB No. 107, Share-Based Payment, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures were estimated based on our historical analysis of actual stock option forfeitures and employee turnover. An increase or decrease by 5% in the forfeiture rate would not have a material effect on our financial statements.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with ASC 740, Income Taxes (“ASC 740”). This process involves estimating our current tax exposure, including assessing the risks associated with tax audits and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our financial statements. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from our estimates reflected in our income tax provision. As such, any potential difference could have a material effect on our effective tax rate and consequently affect our operating results for the period in which such determination is made.

We follow ASC 740-10 which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition and measurement of tax positions can affect the estimate of the effective tax rate and consequently affect our operating results.

As of December 31, 2009, we had deferred tax assets of approximately $12.4 million, which were primarily related to differences in the timing of recognition of revenue and expenses for book and tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2009, we have no valuation allowances as we have determined it is more likely than not that the deferred tax assets would be realized.

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

We amortize acquired intangible assets using either accelerated or straight-line methods depending upon which best approximates the proportion of future cash flows estimated to be generated in each period of the estimated useful life of the specific asset. Management must estimate the expected life and future cash flows from the acquired asset, both of which are inherently uncertain and unpredictable. Changes in the assumptions used in developing these estimates could have a material impact on the amortization expense recorded in our financial statements. Unanticipated events and circumstances may occur which may affect the accuracy or validity of our assumptions and estimates. As an example, for all of the acquisitions made during the years 2005 through 2009, we are amortizing the customer relationship intangible assets on an accelerated method using lives of five to ten years. The use of an accelerated method was based upon our estimates of the projected cash flows from the assets and the proportion of those cash flows received over the estimated life.

Had we used a straight-line method of amortization, amortization expense for 2009 would have been approximately $0.8 million less than the amount recorded. If we were to continue to use the same accelerated method, but reduce the estimated useful lives of those assets by one year, total amortization expense would have been higher by $0.3 million for 2009. We amortize acquired technology from our acquisitions using either an accelerated or a straight-line method over two to four years. If the useful lives for those assets were reduced by one year, amortization expense for 2009 would have been approximately $0.4 million which is $0.5 million lower than the current year expense.

As a component of our acquisitions, we acquired maintenance obligations (and the associated deferred revenue) with our acquisitions. We valued acquired deferred revenue based on estimates of the cost of providing solution support services plus a reasonable profit margin. Upon each acquisition, the acquired deferred revenue balances were recorded at an average of 43% of their book value on the date of acquisition. This reduced deferred revenue amount is recognized as revenue over the remaining contractual period of the obligation, generally no more than one year from the date of acquisition. Changes in the estimates used in determining these valuations could result in more or less revenue being recorded.

Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

We review identifiable intangible and other long-lived assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”) whenever events or changes in circumstances indicate the carrying amount may be impaired or unrecoverable.

We assess the impairment of goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Accordingly, we test our goodwill and indefinite-lived intangible assets for impairment annually at December 31 or whenever events or changes in circumstances indicate an impairment may have occurred. The impairment test for goodwill compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. The impairment is measured as the excess of the recorded goodwill over its fair value.

The impairment test for indefinite-lived intangible assets compares the fair value of an indefinite-lived intangible asset with its carrying amount. If the fair value of the indefinite-lived intangible asset is less than its carrying amount, an impairment is measured as the excess of the carrying amount over the fair market value.

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

We determine the recoverability of our long-lived assets by comparing the carrying amount of the asset to our current estimates of net future undiscounted cash flows that the asset is expected to generate (or fair market value). If we determine that the carrying value of a long-lived asset may not be recoverable, an impairment charge is recognized, as an operating expense, equal to the amount by which the carrying amount exceeds the fair market value of the asset in the period the determination is made.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Year Ended December 31,			2009 versus 2008		2008 versus 2007
	2009	2008	2007	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$58.9	$77.4	$87.1	$(18.5)	(24)	$(9.7)	(11)
Consulting services	77.8	91.6	83.4	(13.8)	(15)	$8.2	10
Maintenance and support services	125.5	115.7	102.9	9.8	9	$12.8	12
Other revenues	3.6	4.7	4.9	(1.1)	(24)	$(0.2)	(4)

Total revenues	$265.8	$289.4	$278.3	$(23.6)	(8)	$11.1	4

COST OF REVENUES:
Cost of software license fees	$5.9	$6.6	$7.9	$(0.7)	(11)	$(1.3)	(16)
Cost of consulting services	65.8	75.3	72.6	(9.5)	(13)	$2.7	4
Cost of maintenance and support services	22.5	21.4	17.4	1.1	5	$4.0	23
Cost of other revenues	4.7	5.2	5.3	(0.5)	(9)	$(0.1)	(2)

Total cost of revenues	$98.9	$108.5	$103.2	$(9.6)	(9)	$5.3	5

GROSS PROFIT	$166.9	$180.9	$175.1	$(14.0)	(8)	$5.8	3

OPERATING EXPENSES:
Research and development	$43.4	$45.8	$42.9	$(2.4)	(5)	$2.9	7
Sales and marketing	44.8	53.8	45.3	(9.0)	(17)	$8.5	19
General and administrative	35.5	33.4	30.6	2.1	6	$2.8	9
Restructuring charge	3.9	1.0	—	2.9	290	$1.0	100

Total operating expenses	$127.6	$134.0	$118.8	$(6.4)	(5)	$15.2	13

INCOME FROM OPERATIONS	$39.3	$46.9	$56.3	$(7.6)	(16)	$(9.4)	(17)
Interest income	0.1	0.6	0.3	(0.5)	(83)	$0.3	100
Interest expense	(7.6)	(11.0)	(18.5)	3.4	(31)	$7.5	(41)
Other income (expense), net	—	(0.4)	(0.1)	0.4	(100)	$(0.3)	300

INCOME BEFORE INCOME TAXES	31.8	36.1	38.0	(4.3)	(12)	$(1.9)	(5)
Income tax expense	10.4	12.6	15.5	(2.2)	(17)	$(2.9)	(19)

NET INCOME	$21.4	$23.5	$22.5	$(2.1)	(9)	$1.0	4

Revenues

	Year Ended December 31,			2009 versus 2008		2008 versus 2007
	2009	2008	2007	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$58.9	$77.4	$87.1	$(18.5)	(24)	$(9.7)	(11)
Consulting services	77.8	91.6	83.4	(13.8)	(15)	8.2	10
Maintenance and support services	125.5	115.7	102.9	9.8	9	12.8	12
Other revenues	3.6	4.7	4.9	(1.1)	(24)	(0.2)	(4)

Total revenues	$265.8	$289.4	$278.3	$(23.6)	(8)	$11.1	4

Software License Fees

Our software applications are generally licensed to end-user customers under perpetual license agreements. We sell our software applications to end-user customers mainly through our direct sales force, as well as indirectly through our network of alliance partners and resellers. The timing of the sales cycle for our products varies in length based upon a variety of factors, including the size of the customer, the product being sold and whether the customer is a new or existing customer. While price is an important consideration, we primarily compete on product features, functionality and the needs of our customers within our served markets.

Software license fee revenues decreased $18.5 million, or 24%, to $58.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. For the year ended December 31, 2009, license fee revenues from our Costpoint, GCS Premier and EPM products decreased $4.4 million compared with the prior year, while license fee revenues from our Vision software license fees decreased by $14.1 million for the same period. The decrease in revenues from sales of our Costpoint, GCS Premier and Enterprise Project Management (“EPM”) products to government contractor customers was partially attributable to the impact of two larger deals in 2008 that were not replicated in 2009, and was also attributable to customers taking a more cautious approach with regard to purchasing and investment decisions. We believe the decrease in revenues from sales of our Vision products was mainly attributable to customers deferring purchasing decisions, lengthening sales cycles and adopting more cautious investment policies during the current economic downturn.

While the timing and extent of any financial or economic turnaround remains uncertain, we expect improved confidence among our customers in the early part of 2010 as compared to the first three quarters of 2009. Nonetheless, we may not experience the same level of demand in the early part of 2010 when compared to historical periods for our software solutions.

Software license fee revenues decreased $9.7 million, or 11%, to $77.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. For the year ended December 31, 2008, revenues from Vision software license fees decreased $10.3 million compared with the prior year primarily due to a number of architecture and engineering customers that deferred purchasing decisions, lengthened sales cycles and slowed the adoption of new technologies as their focus turned to the impact of the escalating financial crisis on their businesses in the latter half of 2008. Software license fee revenue from our Costpoint, GCS Premier, and EPM products increased for the year ended December 31, 2008 compared to the year ended December 31, 2007 by $0.6 million driven by continued demand for our products by government contractors.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications and are typically provided on a time-and-materials basis.

Consulting services revenues decreased $13.8 million, or 15%, to $77.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This is a result of a $9.6 million decline in software implementation consulting services attributed to decreased software license fees. Also contributing to the decrease was a decline of $1.9 million in reimbursable revenues and a decline of $2.3 million in training and education related services. Implementation services represented 93% of total consulting revenues for the year ended December 31, 2009, compared to 92% in the prior year.

Although we expect continued demand in 2010 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our existing software, we may not be able to replicate the impact of large implementation projects that will come to a successful conclusion during 2010, and lower software license sales in 2009 may also impact our consulting services revenues in 2010 and beyond. In addition, we may not experience the same level of demand as previously experienced from our government contracting and architecture and engineering and professional services customers as they remain cautious with respect to their economic outlook.

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

Maintenance and Support Services

Our maintenance and support revenues are comprised of fees derived from new maintenance contracts associated with new software license sales and annual renewals of existing maintenance contracts. These contracts typically allow our customers to obtain online, telephone and internet-based support, as well as unspecified periodic upgrades or enhancements to our software on an as available basis. Maintenance services generally represent between 15% and 20% of the list price of the underlying software applications at the time of sale and are generally subject to contractually permitted annual rate increases.

Maintenance revenues increased $9.8 million, or 9%, to $125.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $9.0 million year over year, and maintenance revenues from our Vision products increased $0.5 million. In addition, the sales allowance decreased $0.3 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers, the annual price escalations for our maintenance services and the impact of the MPM acquisition.

We expect that maintenance revenues will continue to be a significant source of revenue during the early part of 2010 given our high maintenance retention rate and our stable base of customers.

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

Other Revenues

Our other revenues consist primarily of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the year ended December 31, 2009, other revenues decreased $1.1 million, or 24%, to $3.6 million from $4.7 million in the prior year as a result of lower user conference revenues associated with lower conference attendance in the current year.

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

Cost of Revenues

	Year Ended December 31,			2009 versus 2008		2008 versus 2007
	2009	2008	2007	Change	% Change	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$5.9	$6.6	$7.9	$(0.7)	(11)	$(1.3)	(16)
Cost of consulting services	65.8	75.3	72.6	(9.5)	(13)	2.7	4
Cost of maintenance and support services	22.5	21.4	17.4	1.1	5	4.0	23
Cost of other revenues	4.7	5.2	5.3	(0.5)	(9)	(0.1)	(2)

Total cost of revenues	$98.9	$108.5	$103.2	$(9.6)	(9)	$5.3	5

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.7 million, or 11%, to $5.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to lower amortization of capitalized software and purchased intangible assets.

Cost of software license fees decreased by $1.3 million, or 16%, to $6.6 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease was primarily a result of decreased royalty expense for third-party software of $0.6 million driven by lower software license sales during the year ended December 31, 2008. In addition, there was a decrease in amortization from purchased intangibles of $0.4 million and capitalized software of $0.2 million. The decrease in amortization of software development costs was a result of previously capitalized software becoming fully amortized in the prior year resulting in no current year expense.

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

Cost of consulting services was $65.8 million for the year ended December 31, 2009, a decrease of $9.5 million, or 13%, compared to the year ended December 31, 2008. The key drivers were decreases in labor and related benefits of $5.5 million resulting from a reduction in headcount of 11% to approximately 290, decreases in travel expenses of $3.0 million, decreases in subcontractor expenses of $0.9 million and decreases in other expenses of $0.1 million. The cost reductions paralleled the decrease in consulting services revenues in 2009.

Cost of consulting services increased $2.7 million, or 4%, to $75.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in labor and related benefits, bonus, and stock-based compensation resulted in a $4.3 million increase in cost of consulting services. This increase was partially offset by a decrease of $1.4 million of expenses related to our reduced reliance on subcontractor labor, lower travel related expenses and lower training and other related service expenses. At December 31, 2008, our ending services headcount was 320 as compared to 347 at December 31, 2007, or a decrease of 8%. Although ending headcount has decreased year over year, the annual average headcount for 2008 was higher by 20, or 6%, as compared to the 2007 annual average headcount; therefore resulting in increased labor related charges year over year.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services was $22.5 million for the year ended December 31, 2009, an increase of $1.1 million, or 5%, when compared to the year ended December 31, 2008. The change is due to an increase in labor and related benefits of $0.9 million and an increase in royalties of $0.3 million for third-party products, which are embedded or sold along with our products offerings. This is offset by decreases in travel of $0.1 million.

Cost of maintenance services increased $4.0 million, or 23%, to $21.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was due to increased labor and related benefits, bonus, and stock-based compensation of $3.6 million and an increase in royalties for third-party products, which are embedded or sold along with our products, of $0.6 million offset by a decrease in travel related expenses and other support related expenses of $0.2 million year over year.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. For the year ended December 31, 2009, cost of other revenues decreased to $4.7 million from $5.2 million in the prior year as a result of lower user conference costs associated with lower conference attendance in the current year.

Cost of other revenues decreased $0.1 million, or 2%, to $5.2 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to a decrease of $0.5 million in costs associated with lower third-party equipment and software sales offset by an increase in costs associated with our user conference of $0.3 million.

Operating Expenses

	Year Ended December 31,			2009 versus 2008		2008 versus 2007
	2009	2008	2007	Change	% Change	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$43.4	$45.8	$42.9	$(2.4)	(5)	$2.9	7
Sales and marketing	44.8	53.8	45.3	(9.0)	(17)	8.5	19
General and administrative	35.5	33.4	30.6	2.1	6	2.8	9
Restructuring charge	3.9	1.0	—	2.9	290	1.0	100

Total operating expenses	$127.6	$134.0	$118.8	$(6.4)	(5)	$15.2	13

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation, incentive compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses decreased by $2.4 million, or 5%, to $43.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The drivers of the year over year decrease were lower labor costs and related benefits of $1.4 million resulting primarily from reduced headcount, lower travel expenses of $0.4 million, lower amortization of purchased intangibles of $0.3 million, and lower third-party contractor expenses of $0.3 million.

Research and development expenses increased by $2.9 million, or 7%, to $45.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Labor and related benefits, bonus, and stock-based compensation are the primary contributors of the year over year increase adding $4.0 million more in development related expense activities from 2007 to 2008. These costs were offset by a decrease of $0.9 million in third-party costs related to supporting new release developments as well as a decline in travel related expenses of $0.2 million.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries and related costs, commissions paid to our sales team and the cost of marketing programs, (including our demand generation efforts, advertising, events, marketing and corporate communications, field marketing and product marketing), and other expenses associated with our sales and marketing activities. Sales and marketing expenses also include amortization expense for acquired intangible assets associated with customer relationships.

Sales and marketing expenses decreased by $9.0 million, or 17%, to $44.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was due to decreased labor and related benefits of $5.6 million primarily from a reduction in headcount of 23% to approximately 150, decreased commissions of $2.6 million resulting from lower license sales in 2009, a $1.1 million decrease in select marketing programs, and decreased travel and other expenses of $0.7 million. Partially offsetting these decreases to expense were a $0.7 million increase in the amortization of purchased intangibles and a $0.3 million increase in third-party contractor expenses.

Sales and marketing expenses increased by $8.5 million, or 19%, to $53.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The change is primarily due to increased labor and related benefits, bonus, commissions, and stock-based compensation of $8.1 million driven by an increase in headcount coupled with an increase in travel related expenses of $0.6 million offset by $0.2 million in reduced other expenses.

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

General and administrative expenses increased by $2.1 million, or 6%, to $35.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase resulted from increases in legal fees of $1.5 million, labor and related benefits of $1.4 million, bad debt expense of $0.7 million, and professional fees of $0.4 million, partially offset by a reduction of $1.8 million in professional fees for external audit and SOX services.

General and administrative expenses increased by $2.8 million, or 9%, to $33.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Labor and related benefits, bonus, and stock-based compensation increased year over year by $2.2 million coupled with an increase in audit, professional services, insurance and third-party costs of $1.3 million primarily due to costs associated with being a public company. The increase was offset in part with a decrease in bad debt expense of $0.7 million driven by improved collectability in our foreign operations and overall improved billing processes.

Restructuring Charge

Certain restructuring plans were implemented in 2009 to realign the Company’s cost structure and to allow for increased investment in its key strategic objectives. These plans included a reduction of headcount of approximately 100 employees which resulted in $3.1 million in aggregate restructuring charges for severance and severance-related costs. In addition, the Company recorded a restructuring charge of $0.7 million for the consolidation of one facility and for the closure of two office locations.

The Company anticipates additional restructuring charges in 2010 as it continues to realign its cost structure and allow for increased investment in its key strategic objectives.

During the year ended December 31, 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure and for the elimination of excess office space. The charge taken in the second quarter of 2008 included $0.9 million for severance and severance-related costs for approximately 50 employees. The charge also included $0.1 million for facilities-related expenses, associated with closure of one office location and a reduction in space at a second location, and offset by a reduction in existing deferred rent liabilities.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income decreased $0.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The principal drivers of this decrease were the change in the Company’s investment election for its funds from a traditional money market fund to a U.S. Treasury securities money market fund as well as the overall decrease in interest rates paid on money market funds.

Interest income increased by $0.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to higher cash balances in 2008 as compared to 2007, reflecting the impact of the initial public offering in November 2007 and the cash flow generated from operations during 2008.

Interest Expense

	Year Ended December 31,			2009 versus 2008		2008 versus 2007
	2009	2008	2007	Change	% Change	Change	% Change
	(dollars in millions)
Interest expense	$7.6	$11.0	$18.5	$(3.4)	(31)	$(7.5)	(41)

Interest expense decreased by $3.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases resulted from an overall decrease in the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) as well as from the prepayment of debt during the first half of 2009.

Interest expense decreased by $7.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease resulted from lower interest rates, coupled with lower borrowings under our term loan and our credit facility during 2008. In addition, our lower leverage ratio resulted in a reduction in the spread over the LIBO rate from 2.25% to 2.00%.

The Company anticipates that interest expense will increase in 2010 due to the Amended Credit Agreement which increased the interest rate for the extended portion of both the term loans and the revolving credit facility to a LIBO rate plus 4.25% with a LIBO rate floor of 2.00%.

Income Taxes

	Year Ended December 31,			2009 versus 2008		2008 versus 2007
	2009	2008	2007	Change	% Change	Change	% Change
	(dollars in millions)
Income tax expense	$10.4	$12.6	$15.5	$(2.2)	(17)	$(2.9)	(19)

Income tax expense for the twelve months ended December 31, 2009 decreased $2.2 million to $10.4 million compared to $12.6 million for the twelve months ended December 31, 2008. As a percentage of pre-tax income, income tax expense was 32.7% and 34.9% for the twelve months ended December 31, 2009 and 2008, respectively. The income tax expense for 2009 is lower than the income tax expense for 2008 due primarily to the lower pre-tax income as well as various newly implemented tax strategies including increased credits for qualified research and development activities, the expected utilization of foreign tax credits not scheduled to expire for ten years, and the deductibility of certain expenses.

Income tax expense decreased by $2.9 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. As a percentage of pre-tax income, income tax expense was 34.9% and 40.7% for the years ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate was primarily the result of realizing tax benefits from losses in foreign subsidiaries, and realizing increased tax benefits from research and development tax credits and certain tax deductions and adjustments resulting from a detailed functional and economic analysis of related party transactions reflected in our updated transfer pricing agreements. As a result of this change in geographic distribution of income, we released all of the valuation allowance we had previously recorded because we determined that it was more likely than not that we would be able to realize the tax benefits associated with its foreign losses. Of the $1.1 million valuation allowance we released in 2008, $0.5 million was recorded against goodwill and the remaining $0.6 million was recorded in the profit and loss statement.

During the twelve months ended December 31, 2009, the Company established an additional liability of approximately $0.7 million associated with the establishment of a reserve for foreign tax credits as well as certain permanent adjustments and associated interest on prior period ASC 740-10 adjustments.

During the year ended December 31, 2008, the Company established an additional liability of approximately $0.4 million which included a $0.2 million increase associated with certain research and development tax credits acquired from WST Corporation. Changes to these unrecognized tax benefits will primarily be recorded as part of the income tax expense. For further information, see Note 11, Income Taxes, of our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Credit Agreement

The Company has maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005. In August 2009, the Company amended the Credit Agreement. At the time of the amendment, the Company had term loans of $179.6 million outstanding and a $30 million revolving credit facility on which there were no borrowings. The term loans and revolving credit facility were to expire on April 22, 2011 and April 22, 2010, respectively.

As a result of the amendment, the Company extended the maturity of $129.4 million of term loans to April 22, 2013. In addition, the expiration of $22.5 million of the revolving credit facility was extended to April 22, 2013. The remaining $50.2 million of term loans mature and $7.5 million of the revolving credit facility continues to expire on April 22, 2011 and April 22, 2010, respectively.

The non-extended portion of the term loans continues to accrue interest at a rate of 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits. The non-extended portion of the revolving credit facility continues to accrue interest at a rate of 2.50% or 1.50%, depending on the type of borrowing. The spread above the LIBO rate decreases as the Company’s leverage ratio, as defined in the Amended Credit

Agreement, decreases. The interest rate for the extended portion of both the term loans and the revolving credit facility is the LIBO rate plus 4.25% with a LIBOR floor of 2.0%. In addition, the Company will pay an annual fee equal to 0.75% of the undrawn portion on the revolving credit facility that was extended to April 22, 2013.

As of December 31, 2009 and December 31, 2008, the outstanding amount of the term loans was $179.0 million and $192.8 million, respectively, and there were no borrowings outstanding under the revolving credit facility.

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

The following table summarizes the significant financial covenants under the Amended Credit Agreement (adjusted EBITDA below is as defined in the Amended Credit Agreement):

		As of December 31, 2009		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 2.75 to 1.00	9.78	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.76	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.77	Less than 3.25 to 1.00

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

Based on our current and expected performance, we believe we will continue to satisfy the financial covenants of our Amended Credit Agreement for the foreseeable future.

As of December 31, 2009, we were in compliance with all covenants related to our Amended Credit Agreement.

In connection with the Amended Credit Agreement, we incurred debt issuance costs of $2.3 million during the third quarter of 2009, of which $2.1 million will be amortized to interest expense over the remaining term of the modified debt. Previously deferred debt issuance costs that existed at the time of the credit agreement amendment will also be amortized over the remaining term of the modified debt. We incurred no debt issuance costs in 2007 and 2008.

Debt issuance costs have generally been amortized and reflected in interest expense over the lives of the respective loans. At December 31, 2009, $1.3 million of unamortized debt issuance costs remained in “Prepaid Expenses and Other Current Assets” and $1.5 million was reflected in “Other Assets” on the consolidated balance sheet. During the years ended December 31, 2009, 2008, and 2007, costs of $1.0 million, $0.8 million and $1.1 million, respectively, were amortized and reflected in interest expense. The December 31, 2009 amount included $98,000 of accelerated amortization of debt issuance costs as a result of prepayments on the term loans from the annual excess cash flow in the first quarter of 2009 and due to the completion of the rights offering in the second quarter of 2009. The December 31, 2007 amount included $233,000 of accelerated amortization of debt issuance costs as a result of the Company’s prepayment on the term loans in the fourth quarter of 2007. For fiscal year 2008, there was no accelerated amortization of debt issuance costs.

The Amended Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow, as defined in the Amended Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. During the first quarter of 2009, we made a scheduled principal payment of $498,000 and a contractually required principal prepayment of $9.7 million from our 2008 annual excess cash flow. The Amended Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances to certain investors so that our leverage ratio (as defined in the Amended Credit Agreement) is less than 2.75. In connection with our common stock rights offering, we were required to make a mandatory principal prepayment of approximately $3.1 million from the net proceeds from the rights offering, as our leverage ratio was greater than 2.75 to 1 prior to the completion of the rights offering. The mandatory excess cash flow payment made in March 2009 was applied first against the scheduled principal payments under the original Credit Agreement for a twelve month period and, secondly, with the excess applied ratably against the remaining debt payments in the amortization schedule under the original Credit Agreement. The prepayment from our rights offering was applied ratably against the remaining debt payments under the original Credit Agreement.

We expect to pay a mandatory prepayment of the term loans from our 2009 excess cash flow at March 31, 2010. A payment of $26.7 million will be due which will be applied pro rata against the non-extended and extended term loans. The payments will be applied against regularly scheduled principal payments for a twelve month period and, secondly, with the excess applied ratably against the remaining debt payments for the outstanding term loans.

See discussion below in Contractual Obligations and Commitments for our future scheduled principal payments on the Amended Credit Agreement.

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

The cost of our acquisitions has been financed with available cash flow and, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings were repaid in subsequent periods with available cash provided by operating activities as well as with proceeds from our initial public offering. We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At December 31, 2009, the total amount of letters of credit guaranteed under the revolving credit facility was $0.9 million. As a result, available borrowings on the revolving credit facility at December 31, 2009 were $29.1 million.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months. In addition, our Amended Credit

Agreement provides for greater financial flexibility by extending our debt repayments over a longer term. We also believe that the aggregate cash balance of $132.6 million as of December 31, 2009 is sufficient to cover the payments due over the next eighteen months of $70.0 million under the Amended Credit Agreement. In the future, however, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or further refinancing of our Amended Credit Agreement.

In June 2009, we completed our common stock rights offering, which was fully subscribed by our stockholders, resulting in the issuance of 20 million shares of common stock. Net proceeds after deducting fees and offering expenses were approximately $58.2 million. We used approximately $3.1 million to prepay indebtedness under our Credit Agreement and intend to use the remaining net proceeds from the rights offering for additional working capital, strategic investments and acquisitions, reduction of indebtedness or general corporate purposes. In the fourth quarter of 2007, we completed our initial public offering. The net proceeds to the Company were $42.6 million which were used to repay a $25.0 million balance on our revolving credit facility and to make a $17.6 million prepayment on our term loans.

Analysis of Cash Flows

For the year ended December 31, 2009, net cash provided by operating activities was $59.8 million compared to $42.6 million provided during the comparable period of 2008. The increase of $17.2 million was attributed to a decrease in cash payments of $5.1 million for taxes, $5.0 million in interest and $9.1 million in other operating activities partially offset by an increase in cash payments for restructuring charges of $2.0 million. The increase in deferred revenue of $18.4 million was primarily attributed to accelerating our maintenance billing process in the second quarter of 2009.

For the year ended December 31, 2008, net cash provided by operating activities was $42.6 million compared to $19.1 million provided during the comparable period of 2007. This increase of $23.5 million is primarily driven by the additional cash associated with increased customer payments of $23.9 million offset by higher cash payments for income taxes and other expenses during the year ended December 31, 2008.

Beginning in 2010, all maintenance billing will generally occur on an annual rather than quarterly basis which will result in an expected increase in deferred revenue in 2010.

Net cash used in investing activities was $7.9 million for the year ended December 31, 2009, compared to $24.0 million used during the comparable period of 2008. Our use of cash during the year ended December 31, 2009 was for the acquisition of mySBX of $5.4 million, purchase of property and equipment of $2.4 million and capitalized software development costs of $0.1 million. Net cash used in investing activities was $24.0 million for the year ended December 31, 2008, compared to $15.6 million used during the comparable period of 2007. The increase of $8.4 million is due to cash used in 2008 of $16.4 million for the acquisition of MPM, AIM contingent consideration of $1 million, and additional consideration for Welcom of $0.5 million as compared to 2007 for which we paid $6.1 million for AIM and WSTP. Other cash used in investing activities of $5.7 million was associated with purchases of property and equipment in 2008.

Net cash provided by financing activities was $44.9 million for the year ended December 31, 2009, compared to $0.3 million provided during the year ended December 31, 2008. Cash provided by financing activities during the year ended December 31, 2009 was primarily related to proceeds received from our rights offering of $58.2 million, net of issuance costs, and proceeds from issuance of stock under our employee stock purchase plan (“ESPP”) as well as stock option exercises of $2.9 million. This was offset by $13.9 million in debt repayments and payments for deferred financing costs of $2.3 million. Debt repayments consisted of a scheduled cash repayment of $1.1 million and contractually required prepayments of $12.8 million.

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2008, compared to $6.8 million provided during the year ended December 31, 2007. This decrease is due to proceeds from our initial public offering in the fourth quarter of 2007 of $43.0 million, $22.5 million in proceeds from the issuance of debt in 2007, offset by higher debt repayments of $59.2 million in 2007. In addition, proceeds from exercise of stock options, issuance of stock under our ESPP plan and the related tax benefit on options were higher by $4.7 million in 2007. The proceeds from the stock option activity in 2007 were offset by $4.8 million in payments made in 2007 to stockholders and the redemption of stock in relation to our capitalization. We used $42.6 million in net proceeds from our initial public offering to pay down $25.0 million of indebtedness on our outstanding revolving credit facility and $17.6 million on our term loan. As of December 31, 2008 we had no borrowings against our revolving credit facility.

Impact of Seasonality

Fluctuations in our quarterly software license fee revenues have historically reflected, in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors have historically yielded a peak in software license fee revenue in the fourth quarter due to increased spending by our customers during that time. However, as a result of the current economic environment, the seasonality of our business has been impacted by our customers’ views of their economic outlook. Therefore, past seasonality may not be indicative of current or future seasonality.

Our consulting services revenues are impacted by software license sales, the availability of consulting resources to work on customer implementations, and the adequacy of our contracting activity to maintain full utilization of available resources. As a result, services revenues are much less subject to seasonal fluctuations.

Our maintenance revenues are not subject to significant seasonal fluctuations.

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of term loan related debt obligations and commitments under facilities and operating leases. We rarely enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of December 31, 2009:

	Payments Due By December 31,
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(dollars in thousands)
Term loan	$178,957	$44,707	$25,873	$1,092	$107,285	$—	$—
Operating leases	14,498	7,032	5,870	1,508	88	—	—
Liability for redemption of stock in recapitalization	317	317	—	—	—	—	—

The table above does not include interest payments with respect to the outstanding term loans. Interest expense associated with the non-extended portion of our term loans is variable and therefore fluctuates with interest rate fluctuations in the market. Based on the variable rate debt outstanding as of December 31, 2009, a hypothetical 1% increase in interest rates would only increase interest expense by approximately $0.5 million on an annual basis, because the current LIBO rate on the fixed rate portion of our term loans was more than 1% lower than the 2% LIBOR floor applicable to our term loans.

Following the repayment of $0.3 million in the fourth quarter of 2009, our scheduled repayments on the outstanding amount of the term loans are as detailed in the above table. However, the amount and timing of these scheduled payments could vary based on the required mandatory prepayments from our annual excess cash flow, and from the net proceeds of certain asset sales or equity issuances as defined in the Amended Credit Agreement. The repayment in 2010 of $44.7 million includes scheduled repayments of $18.0 million and a prepayment of $26.7 million from our 2009 annual excess cash flow. We expect to make $27.0 million, $5.2 million and $12.5 million in principal payments by March 31, 2010, September 30, 2010 and December 31, 2010, respectively.

The above table does not include approximately $1.9 million of long-term income tax liabilities recorded in accordance with ASC 740-10 because we are unable to reasonably estimate the timing of these potential future payments.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations, which replaces the former standard SFAS 141. ASC 805 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. ASC 805 also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. ASC 805 is effective beginning on or after December 15, 2008. For business combinations entered into after the effective date of ASC 805, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of ASC 805. Beginning in 2009, we adopted ASC 805 which was applied to our 2009 acquisition.

In April 2008, the FASB issued ASC 350-30-55, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASC 350-30-55 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other. The objective is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-30-55 is effective for fiscal years beginning after December 15, 2008. The guidance in ASC 350-30-55 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. Beginning in 2009, we adopted ASC 350-30-55 which was applied to our 2009 acquisition.

In November 2008, the FASB issued ASC 350-30-35, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASC 350-30-35 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under ASC 350-30-35, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with ASC 350. ASC 350-30-35 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During 2009, we did not acquire any defensive intangible assets.

In April 2009, the FASB issued ASC 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-20 amends the guidance in ASC 805 regarding pre-acquisition contingencies. The guidance in ASC 805-20 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with ASC 450, Contingencies, if the criteria in ASC 450 were met at the acquisition date. Previously, ASC 805 required pre-acquisition contingencies to be measured at fair value at the date of acquisition. ASC 805-20 is effective for business combinations occurring after January 1, 2009. Beginning in 2009, we adopted ASC 805-20, however, we did not acquire any pre-acquisition contingencies in our 2009 acquisition.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments-Transition, effective for interim periods ending after June 15, 2009. ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. ASC 825-10-65 amends ASC 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. See Part II, Item 8, Note 1, Fair Value Measurements, for the related disclosures. The adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material impact on our results of operations, financial position, or cash flows.

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

In May 2009, the FASB issued ASC 855, Subsequent Events, effective for interim and annual periods ending after June 15, 2009. ASC 855 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Part II, Item 8, Note 20, Subsequent Events, for the related disclosures. The adoption of ASC 855 in the second quarter of 2009 did not have a material impact on our results of operations, financial position, or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value, which amends ASC 820-10-35. The guidance in ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The ASU specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance such as a present value technique or a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period beginning after issuance, or October 1, 2009. The adoption of ASU 2009-05 did not have an impact on our financial statements as we currently do not have any liabilities measured at fair value.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. We do not anticipate that the adoption of these standards will have an impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At December 31, 2009, we had $132.6 million in cash and cash equivalents. Our interest expense associated with the non-extended portion of our term loans and revolving credit facility will vary with market rates. As of December 31, 2009, we had approximately $179.0 million in debt outstanding, of which $128.7 million is set at a fixed rate, due to the LIBOR floor established in the Amended Credit Agreement, and the remaining $50.2 million is at a variable rate. Based upon the variable rate debt outstanding as of December 31, 2009, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows. However, an increase in LIBOR subsequent to December 31, 2009 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of December 31, 2009, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.3 million on an annual basis, and likewise decrease our earnings and cash flows. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso, and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during 2009, 2008, or 2007. To date, exchange rate fluctuations have not had a material impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates would not have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer, and our Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

Our management evaluated, with the participation of our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of December 31, 2009. Based on this evaluation, our Chief Executive Officer, our Chief Financial Officer, and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our management’s report on internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(e) or 15(d)-15(f)) and the independent registered public accounting firm’s related audit report on the effectiveness of our internal control over financial reporting are included in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management is required to assess the effectiveness of our internal control over financial reporting as of the end of the fiscal year, and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer, our Chief Financial Officer, and our Principal Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2009 was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, which also audited our consolidated financial statements included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the internal control over financial reporting of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 11, 2010

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the fiscal year covered by this Annual Report (the “2010 Proxy Statement”), and certain information included in the 2010 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2010 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Executive and Director Compensation – Compensation Committee Report” and “Corporate Governance – Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Ownership of Securities” and “Executive and Director Compensation” in the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the headings “Related Party Transactions” and “Corporate Governance” in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Principal Accounting Fees and Services” in the 2010 Proxy Statement.

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

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ KEVIN T. PARKER Kevin T. Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/S/ MICHAEL P. CORKERY Michael P. Corkery	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2010

/S/ MICHAEL KRONE Michael Krone	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)	March 12, 2010

/S/ ALOK SINGH Alok Singh	Lead Director	March 12, 2010

/S/ MICHAEL B. AJOUZ Michael B. Ajouz	Director	March 12, 2010

/S/ NANCI E. CALDWELL Nanci E. Caldwell	Director	March 10, 2010

/S/ KATHLEEN DELASKI Kathleen deLaski	Director	March 12, 2010

/S/ JOSEPH M. KAMPF Joseph M. Kampf	Director	March 12, 2010

/S/ STEVEN B. KLINSKY Steven B. Klinsky	Director	March 12, 2010

/S/ THOMAS M. MANLEY Thomas M. Manley	Director	March 6, 2010

/S/ ALBERT A. NOTINI Albert A. Notini	Director	March 12, 2010

/S/ JANET R. PERNA Janet R. Perna	Director	March 12, 2010

Item 15 (a) 1—INDEX TO CONSOLIDATED FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deltek, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 11, 2010

DELTEK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,636	$35,788
Accounts receivable, net of allowance of $2,658 and $2,195 at December 31, 2009 and December 31, 2008, respectively	42,531	47,747
Deferred income taxes	6,014	4,635
Prepaid expenses and other current assets	11,256	6,874
Income taxes receivable	—	846

TOTAL CURRENT ASSETS	192,437	95,890
PROPERTY AND EQUIPMENT, NET	11,371	14,639
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	618	1,438
LONG-TERM DEFERRED INCOME TAXES	6,359	4,125
INTANGIBLE ASSETS, NET	13,748	17,396
GOODWILL	63,910	57,654
OTHER ASSETS	3,165	2,130

TOTAL ASSETS	$291,608	$193,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$44,707	$10,154
Accounts payable and accrued expenses	26,740	28,734
Accrued liability for redemption of stock in recapitalization	317	317
Deferred revenues	40,176	21,296
Income taxes payable	992	—

TOTAL CURRENT LIABILITIES	112,932	60,501
LONG-TERM DEBT	134,250	182,661
OTHER TAX LIABILITIES	1,871	1,003
OTHER LONG-TERM LIABILITIES	1,875	2,917

TOTAL LIABILITIES	250,928	247,082
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 66,292,415 and 43,474,220 shares at December 31, 2009 and December 31, 2008, respectively	66	43
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at December 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	249,798	177,249
Accumulated deficit	(208,509)	(229,905)
Accumulated other comprehensive deficit	(675)	(1,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	40,680	(53,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$291,608	$193,272

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Software license fees	$58,907	$77,398	$87,118
Consulting services	77,807	91,566	83,353
Maintenance and support services	125,545	115,658	102,903
Other revenues	3,562	4,743	4,872

Total revenues	265,821	289,365	278,246

COST OF REVENUES:
Cost of software license fees	5,873	6,563	7,855
Cost of consulting services	65,833	75,327	72,559
Cost of maintenance and support services	22,463	21,404	17,387
Cost of other revenues	4,717	5,172	5,276

Total cost of revenues	98,886	108,466	103,077

GROSS PROFIT	166,935	180,899	175,169

OPERATING EXPENSES:
Research and development	43,486	45,819	42,925
Sales and marketing	44,784	53,764	45,299
General and administrative	35,494	33,384	30,619
Restructuring charge	3,866	980	—

Total operating expenses	127,630	133,947	118,843

INCOME FROM OPERATIONS	39,305	46,952	56,326
Interest income	46	637	295
Interest expense	(7,603)	(11,002)	(18,493)
Other income (expense), net	43	(474)	(132)

INCOME BEFORE INCOME TAXES	31,791	36,113	37,996
Income tax expense	10,395	12,594	15,477

NET INCOME	$21,396	$23,519	$22,519

EARNINGS PER SHARE (a)
Basic	$0.38	$0.51	$0.52

Diluted	$0.37	$0.49	$0.50

COMMON SHARES AND EQUIVALENTS OUTSTANDING (a)
Basic weighted average shares	56,777,552	46,570,596	43,239,528

Diluted weighted average shares	57,596,326	47,729,493	44,820,335

(a)	In accordance with FASB Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that was completed in June 2009. See Note 13, Earnings Per Share, for additional information.

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,396	$23,519	$22,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,267	1,023	2,259
Depreciation and amortization	10,547	10,188	9,241
Amortization of debt issuance costs	962	793	1,096
Write down of acquired in process research and development	—	290	160
Stock-based compensation expense	8,675	8,480	6,134
Employee stock purchase plan expense	1,896	282	35
Restructuring charge, net	932	—	—
Loss on disposal of fixed assets	42	469	214
Deferred income taxes	(3,556)	(2,586)	(2,464)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	3,273	6,302	(17,586)
Prepaid expenses and other assets	(4,154)	282	(1,794)
Accounts payable and accrued expenses	(2,846)	(4,022)	3,343
Income taxes payable/receivable	1,939	(1,675)	2,544
Excess tax benefit from stock option exercises	(80)	(64)	(1,759)
Other tax liabilities	868	452	21
Other long-term liabilities	(824)	(630)	(120)
Deferred revenues	18,439	(547)	(4,748)

Net Cash Provided by Operating Activities	59,776	42,556	19,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,369)	(17,924)	(6,101)
Purchase of property and equipment	(2,368)	(5,687)	(9,055)
Capitalized software development costs	(150)	(349)	(412)

Net Cash Used in Investing Activities	(7,887)	(23,960)	(15,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—	87
Issuance of common stock in connection with rights offering, net of issuance costs	58,228	—	—
Proceeds from exercise of stock options	887	277	3,950
Excess tax benefit from stock awards	80	64	1,759
Proceeds from issuance of stock under employee stock purchase plan	2,015	712	—
Shares withheld for minimum tax withholding on vested restricted stock awards	(123)	—	—
Sale of common stock in initial public offering, net of offering costs	—	(275)	42,991
Redemption of stock and stockholder payments in recapitalization	—	—	(4,780)
Proceeds from the issuance of debt	—	—	22,500
Payments for deferred financing costs	(2,336)	—	—
Repayment of debt	(13,858)	(498)	(59,712)

Net Cash Provided by Financing Activities	44,893	280	6,795

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	66	(179)	102

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,848	18,697	10,424
CASH AND CASH EQUIVALENTS––Beginning of period	35,788	17,091	6,667

CASH AND CASH EQUIVALENTS––End of period	$132,636	$35,788	$17,091

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Stock issued for acquisitions	$1,454	$—	$500

Accrued liability for acquisition of business	$—	$—	$550

Accrued liability for purchases of property and equipment	$44	$785	$69

Accrued liability for public offering transaction costs	$—	$—	$275

Cash paid during the period for:
Interest	$6,961	$11,928	$15,927

Income taxes, net	$11,238	$16,341	$15,297

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	100	$—	39,405,993	$39	—	$—	$112,350	$(275,943)	$(511)	$(164,065)

Net income	—	—	—	—	—	—	—	22,519	—	22,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	177	177

Comprehensive income										22,696
Sale of common stock	—	—	6,115	—	—	—	87	—	—	87
Stock issued for acquisitions	—	—	38,109	—	—	—	500	—	—	500
Sale of common stock in initial public offering			3,009,475	3	—	—	42,713			42,716
Stock options exercised	—	—	586,831	1	—	—	3,949	—	—	3,950
Tax benefit on stock options exercised	—	—	—	—	—	—	1,759	—	—	1,759
Stock compensation	—	—	—	—	—	—	6,169	—	—	6,169
Conversion of preferred stock to Class A Common Stock	(100)	—	—	—	100	—	—	—	—	—

Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)

Net income	—	—	—	—	—	—	—	23,519	—	23,519
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(863)	(863)

Comprehensive income										22,656
Issuance of common stock under the employee stock purchase plan	—	—	82,736	—	—	—	712	—	—	712
Stock options exercised	—	—	59,311	—	—	—	277	—	—	277
Issuance of restricted stock awards, net	—	—	285,650	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	—	—	—	—	64	—	—	64
Tax deficiency from other stock option activity	—	—	—	—	—	—	(93)	—	—	(93)
Stock compensation	—	—	—	—	—	—	8,762	—	—	8,762

Balance at December 31, 2008	—	$—	43,474,220	$43	100	$—	$177,249	$(229,905)	$(1,197)	$(53,810)

Net income	—	—	—	—	—	—	—	21,396	—	21,396
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	522	522

Comprehensive income										21,918
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	58,228
Stock issued for acquisitions	—	—	247,038	—	—	—	1,454	—	—	1,454
Issuance of common stock under the employee stock purchase plan	—	—	635,855	1	—	—	2,014	—	—	2,015
Stock options exercised	—	—	245,750	—	—	—	887	—	—	887
Issuance of restricted stock awards, net	—	—	1,707,848	2	—	—	(2)	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	80	—	—	80
Tax deficiency from other stock option activity	—	—	—	—	—	—	(541)	—	—	(541)
Stock compensation	—	—	—	—	—	—	10,547	—	—	10,547
Exchange of liability for restricted stock	—	—	—	—	—	—	25	—	—	25
Payment of income tax witheld on vested restricted stock awards	—	—	(18,296)	—	—	—	(123)	—	—	(123)

Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	$40,680

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

Rights Offering

In May 2009, the Company issued non-transferable subscription rights to the Company’s stockholders of record to subscribe for 20 million shares of the Company’s common stock on a pro rata basis at a subscription price of $3.00 per share. Stockholders received one right for each share of common stock owned on the record date, April 14, 2009. Based on the number of shares outstanding on the record date, the rights offering entitled each stockholder to purchase 0.4522 shares of common stock at the subscription price. On May 27, 2009, the subscription period expired and the rights offering was fully subscribed by participating stockholders of the Company, resulting in the issuance of 20 million shares of common stock on June 1, 2009. Net proceeds from the offering after deducting fees and offering expenses were $58.2 million. In accordance with the provisions of the credit agreement, the Company used $3.1 million to prepay indebtedness. See Note 9, Debt, for additional details regarding the mandatory prepayment and Note 13, Earnings Per Share, for additional details regarding the rights offering.

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

Financial Accounting Standards Board (“FASB”) Codification

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

Maintenance and support services include unspecified periodic software upgrades or enhancements, bug fixes and phone support. Initial annual maintenance and support generally represent between 15% and 20% of the related software license list price, depending upon the related product. Customers generally prepay for maintenance, and these prepayments are recorded as deferred revenue and revenue is recognized ratably over the term of the maintenance period.

Other revenue mainly includes fees collected for the Company’s annual user conference, which is typically held in the second quarter. Other revenue also includes the resale and sublicensing of third-party hardware and software products in connection with the software license and installation of the Company’s products, and is generally recognized upon delivery. In addition, other revenue includes revenue that is recognized ratably over the subscriber’s membership period.

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

The Company’s investments (in thousands) are as follows:

	Year Ended December 31,
	2009	2008
Cash	$—	$—
Money Market Fund Investments	132,636	35,788

Total Cash and Cash Equivalents	$132,636	$35,788

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

Prepaid and Other Current Assets

Prepaid and other current assets primarily consist of prepaid fees for third-party software, prepaid maintenance for internal use software, prepaid costs associated with the Company’s annual user conference, and other assets.

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2009 the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base and credit losses have generally been within the Company’s estimates.

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

Foreign Currency Translation and Transactions

The Company’s consolidated financial statements are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. For all operations outside the United States, assets and liabilities are translated in U.S. Dollars at the current rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate that prevailed during the period. The resulting translation adjustments are recorded in “Accumulated Other Comprehensive Deficit,” a separate component of stockholders equity (deficit). Foreign currency transactions are denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss) and is recorded in “Other Income (Expense), Net.”

Software Development Costs

Software development costs incurred subsequent to establishing technological feasibility and until general release of the software products are capitalized in accordance with ASC 985-20, Software—Cost of Software to be Sold, Leased or Marketed when the timeframe between technological feasibility and general release are significant. Certain development efforts include the preparation of a detailed program design, which is the basis for establishing technological feasibility. Other efforts do not involve creation of a detailed program design, and therefore technological feasibility is not established until a working model of the software is developed, which generally occurs just prior to general release of the software.

Amortization of capitalized development costs begins once the products are available for general release. Amortization is determined on a product-by-product basis using the greater of a ratio of current product revenue to projected current and future product revenue, or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally four years. Software development costs of $150,000, $349,000, and $412,000 were capitalized for the fiscal years 2009, 2008, and 2007, respectively. Amortization of capitalized software was $971,000, $1.3 million, and $1.5 million for the same respective periods. All other research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”) and ASC 740-10, Income Taxes-Overall (“ASC 740-10”). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, in accordance with ASC 740, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. ASC 740-10 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.

Goodwill and Other Intangible Assets

The Company allocates the purchase price paid in a purchase business combination to the assets acquired, including intangible assets, and liabilities assumed at estimated fair values considering a number of factors, including the use of an independent appraisal.

In estimating the fair value of acquired deferred revenue, the Company considers the direct cost of fulfilling the legal performance obligations associated with the liability, plus a normal profit margin. The Company amortizes its intangible assets using an accelerated or straight-line method which best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.

Acquired intangible assets are being amortized over the following periods:

Member community	10 years
Customer relationships	5–10 years
Acquired technology	2–4 years
Acquired project management process	5 years
Trade names	1-2 years–indefinite life
Non-compete agreements	Term of agreement

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill and our other indefinite-lived intangible assets are not amortized, but instead tested for impairment at least annually. Accordingly the Company performs impairment tests as of December 31 of each year. No impairment of goodwill or other indefinite-lived intangible assets were recorded based upon these tests as of December 31, 2009, 2008, or 2007, as the Company determined that the fair value of these assets exceeded their carrying value.

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the years ended December 31, 2009, 2008, and 2007.

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. As of December 31, 2009 and 2008, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

Financial instruments are defined as cash, evidence of an ownership interests in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third-party. Cash and cash equivalents, which are primarily cash and funds held in money-market accounts on a short-term basis, are carried at fair market value. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active market for the debt, the Company has determined that the carrying value of its debt approximates fair value as a result of the Company’s recent debt refinancing at current market rates (See Note 9, Debt) as well as the fact that the debt has a variable interest rate component. The estimated fair value of the Company’s debt at December 31, 2009 and December 31, 2008 was $179.0 million and $192.8 million, respectively. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. As of December 31, 2009 and December 31, 2008, the Company had no derivative financial instruments.

Debt Issuance Costs

Costs incurred in connection with securing the Company’s credit facility and debentures are capitalized and recorded as “Prepaid Expenses and Other Current Assets” and “Other Assets” on the consolidated balance sheets. The debt issuance costs are amortized and reflected in “Interest Expense” over the respective lives of the loans using the effective interest method.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period of the awards.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), which replaces the former standard SFAS 141. ASC 805 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. ASC 805 also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. ASC 805 is effective beginning on or after December 15, 2008. For business combinations entered into after the effective date of ASC 805, prospective application of the new standard is applied. The guidance in SFAS 141 is applied to business combinations entered into before the effective date of ASC 805. Beginning in 2009, the Company adopted ASC 805 which was applied in the current year acquisition.

In April 2008, the FASB issued ASC 350-30-55, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill (“ASC 350-30-55”). ASC 350-30-55 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other. The objective is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-30-55 is effective for fiscal years beginning after December 15, 2008. The guidance in ASC 350-30-55 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. Beginning in 2009, the Company adopted ASC 350-30-55 which was applied in the current year acquisition.

In November 2008, the FASB issued ASC 350-30-35, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill (“ASC 350-30-35”). ASC 350-30-35 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under ASC 350-30-35, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with ASC 350. ASC 350-30-35 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During 2009, the Company did not acquire any defensive intangible assets.

In April 2009, the FASB issued ASC 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends the guidance in ASC 805 regarding pre-acquisition contingencies. The guidance in ASC 805-20 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with ASC 450, Contingencies (“ASC 450”), if the criteria in ASC 450 were met at the acquisition date. Previously, ASC 805 required pre-acquisition contingencies to be measured at fair value at the date of acquisition. ASC 805-20 is effective for business combinations occurring after January 1, 2009. Beginning in 2009, the Company adopted ASC 805-20, however, the Company did not acquire pre-acquisition contingencies in the current year acquisition.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments-Transition (“ASC 825-10-65”), effective for interim periods ending after June 15, 2009. ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. ASC 825-10-65 amends ASC 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. See above, Fair Value Measurements, for the related disclosures. The Company’s adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

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

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), effective for interim and annual periods ending after June 15, 2009. ASC 855 establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Note 20, Subsequent Events, for the related disclosures. The Company’s adoption of ASC 855 in the second quarter of 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value, which amends ASC 820-10-35. The guidance in ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The ASU specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance such as a present value technique or a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period beginning after issuance, or October 1, 2009. The adoption of ASU 2009-05 did not have an impact on the Company’s financial statements as the Company currently does not have any liabilities measured at fair value.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. The Company does not anticipate that the adoption of these standards will have an impact on its consolidated financial statements.

2.    BUSINESS ACQUISITIONS

mySBX

In December 2009, the Company acquired 100% of the outstanding common stock of mySBX Corporation (“mySBX”), an online network where government contractors of all sizes and independent professionals go to publish and secure new opportunities, find qualified partners, identify and place resources and collaborate in communities that focus on areas critical to business. The results of operations of mySBX have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price was $6.8 million and included cash payments of $5.4 million and common stock issued of $1.4 million.

Per the purchase agreement, the Company paid $95,000 of mySBX acquisition costs which were expensed as incurred. In addition, there is a retention arrangement with one of the mySBX stockholders for restricted stock totaling $547,000 which vests 50% and 100% if the individual is employed on the one-year and two-year anniversary, of the acquisition, respectively. This amount is being expensed as the requisite services are provided. The acquisition did not result in any contingent consideration.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$18
Intangible assets	791
Goodwill	6,062
Deferred tax assets	903
Accounts payable	(594)
Accrued expenses	(41)
Deferred revenue	(5)
Deferred tax liability	(312)

Total purchase price	$6,822

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Tradename and trademarks	$25	2 years
Technology	458	4 years
Member community	136	10 years
Customer relationships	172	10 years

	$791

The customer relationships and member community are being amortized using an accelerated amortization method over ten years and the expense is included in “Sales and Marketing” expense. Tradename and trademarks are being amortized using a straight-line method of amortization over two years and the expense is included in “General and Administrative” expense. Technology is being amortized using an accelerated amortization method over four years and the expense is included in “Cost of Other Revenues” expense. The weighted average amortization period for the intangibles is 6.3 years. The goodwill recorded in this transaction is not deductible for tax purposes.

MPM

In August 2008, the Company acquired certain assets and operations of Planview, Inc.’s MPM solution (“MPM”). The results of MPM have been included in the consolidated financial statements since the acquisition date. MPM is an earned value management (“EVM”) software application used by government contractors and agencies to meet the complex compliance requirements for their programs issued by the U.S. Federal Government.

The aggregate purchase price was $16.4 million which consisted of cash consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$48
Fixed assets	7
Deferred tax assets	124
Intangible assets	8,870
Goodwill	7,820
Deferred revenue	(321)
Deferred tax liability	(124)

Total purchase price	$16,424

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
In-process technology	$290	—
Tradenames	300	Indefinite
Developed software	830	4 years
Customer relationships	7,450	7 years

	$8,870

The acquired tradenames were deemed to have an indefinite life and accordingly, are not being amortized until such time that the useful life is determined to no longer be indefinite in accordance with ASC 350. The tradenames are tested for impairment in accordance with the provisions of ASC 350. The developed software is being amortized using an accelerated amortization method over four years and the expense is included in “Cost of Software License Fees” expense. The customer relationships are being amortized using an accelerated amortization method over seven years and the expense is included in “Sales and Marketing” expense. The $290,000 of in-process technology was written off as a research and development expense in the third quarter of 2008 as it had no alternative future use. The weighted average amortization period for the intangibles is 6.7 years. The goodwill recorded in this transaction will be deductible for tax purposes over 15 years.

WST Pacific Pty Ltd

In May 2007, the Company acquired 100% of the outstanding common stock of WST Pacific Pty Ltd (“WSTP”), a developer of EVM software and provider of services and support resources in the EVM marketplace. The results of operations of WSTP have been included in the consolidated financial statements since the acquisition date.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$586
Fixed assets	79
Deferred tax assets	90
Intangible assets	330
Goodwill	788
Other assets	30
Accounts payable	(416)
Deferred revenue	(176)
Deferred tax liability	(99)

Total purchase price, net of cash	$1,212

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Developed software	$40	3 years
Customer relationships	290	7 years

	$330

The developed software is being amortized on a straight-line basis over a three-year period and the expense is included in “Cost of Software License Fees.” The customer relationships are being amortized using an accelerated amortization method over seven years and the expense is included in “Sales and Marketing” expense. The weighted average amortization period for the intangibles is 6.5 years. The goodwill recorded in this transaction is not deductible for foreign tax purposes.

Applied Integration Management Corporation

In April 2007, the Company acquired certain assets and operations of Applied Integration Management Corporation (“AIM”), a provider of consulting services for EVM systems. The results of operations of AIM have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price was $5.9 million and included cash payments through September 30, 2008 of $5.4 million, common stock valued at $500,000 and direct acquisition costs of $91,000. The value of the 38,109 common shares issued was determined by the Company’s Board of Directors in accordance with the guidance in AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”.

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

The following table summarizes the fair values of the assets acquired, as adjusted, at the date of the acquisition (in thousands):

Intangible assets	$1,090
Goodwill	4,801

Total purchase price, net of cash	$5,891

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships	$540	5 years
PMWorks process	390	5 years
In-process technology	160	—

	$1,090

The PMWorks process, which is a project management methodology, is being amortized on a straight-line basis over a five-year period and the expense is included in “Cost of Consulting Services.” The customer relationships are being amortized using an accelerated amortization method over five years and the expense is included in “Sales and Marketing” expense. The $160,000 of in-process technology was written off as it had no alternative future use. The weighted average amortization period for the intangibles is 5.0 years. The goodwill recorded in this transaction is deductible for tax purposes.

3.    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Accounts receivable–billed	$39,478	$47,695
Accounts receivable–unbilled	5,711	2,247
Allowance for doubtful accounts and sales allowances	(2,658)	(2,195)

Total	$42,531	$47,747

Activity in the allowance for doubtful accounts for the fiscal years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Allowance for doubtful accounts
Beginning balance	$2,195	$2,866	$1,960
Provision for doubtful accounts–sales allowances	1,331	764	1,445
Provision for doubtful accounts–credit losses	936	259	974
Foreign currency translation adjustments	1	27	—
Charges against allowance	(1,805)	(1,721)	(1,513)

Ending balance	$2,658	$2,195	$2,866

4.    PROPERTY AND EQUIPMENT

The components of “Property and Equipment, Net” consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Furniture and equipment	$4,749	$3,562
Computer equipment	13,193	11,711
Software	8,797	9,949
Leasehold improvements	4,465	4,105

Total	31,204	29,327
Less–accumulated depreciation and amortization	(19,833)	(14,688)

Property and equipment, net	$11,371	$14,639

Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 was $5.1 million, $4.5 million, and $3.3 million, respectively.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Prepaid software maintenance and royalties	$3,777	$3,071
Prepaid conferences and events	2,356	235
Prepaid rent	1,844	616
Debt issuance costs	1,287	788
Prepaid insurance	776	811
Others	1,216	1,353

Total	$11,256	$6,874

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The value of goodwill is primarily derived from the Company’s acquisitions beginning with the acquisition of certain assets of A/E Management and the acquisition of Semaphore Inc. in 2000 to the acquisition of mySBX in December 2009. The Company amortized goodwill until January 1, 2002. In accordance with ASC 350, the Company discontinued amortization of its goodwill beginning January 1, 2002. Per the guidelines of ASC 350, the Company performed tests for goodwill impairment as of December 31, 2009, 2008, and 2007 and determined that there was no impairment of goodwill as the Company assessed its fair value and determined the fair value exceeded the carrying value.

The following table represents the balance and changes in goodwill for the years ended December 31, 2009 and 2008 (in thousands):

Balance as of January 1, 2008	50,082
AIM acquisition	450
MPM acquisition	7,820
Welcom acquisition	250
Welcom tax adjustments	(769)
Foreign currency translation adjustments	(179)

Balance as of December 31, 2008	$57,654
mySBX acquisition	6,062
Foreign currency translation adjustments	194

Balance as of December 31, 2009	$63,910

In 2008 the increase to goodwill associated with the AIM acquisition was due to an additional $450,000 liability for contingent consideration. In the third quarter of 2008, the Company acquired MPM and recorded $7.8 million of goodwill associated with the transaction. The decrease in goodwill associated with the Welcom purchase was due to a change in the third quarter of 2008 in the valuation allowance of the purchased deferred tax asset. In the fourth quarter of 2008, the Company paid and recognized $250,000 in consideration associated with goals set forth in the Welcom purchase agreement.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$20,064	$(11,896)	$8,168
Developed software	9,110	(8,066)	1,044
Tradename and non-compete	347	(323)	24
Foreign currency translation adjustments	29	(17)	12

Total	$29,550	$(20,302)	$9,248
Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500

Total	$34,050	$(20,302)	$13,748

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$19,756	$(8,400)	$11,356
Developed software	8,652	(7,125)	1,527
Tradename and non-compete	322	(280)	42
Foreign currency translation adjustments	(53)	24	(29)

Total	$28,677	$(15,781)	$12,896
Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500

Total	$33,177	$(15,781)	$17,396

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statement of operations based on the revenue stream to which the asset contributes. Amortization expense consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Included in cost of revenue:
Cost of software license fees	$853	$1,355	$1,712
Cost of consulting services	78	78	59
Cost of other revenues	10	—	—

Total included in cost of revenue	941	1,433	1,771
Included in operating expenses:	3,539	3,127	2,706

Total	$4,480	$4,560	$4,477

As of December 31, 2009, the estimated future amortization expense is summarized in the table below as follows (in thousands):

Years Ending December 31,
2010	$3,383
2011	2,552
2012	1,633
2013	932
2014	736
Thereafter	—

Total	$9,236

In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the years ended December 31, 2009, 2008, and 2007.

7.    DEFERRED REVENUES

The Company has deferred revenues related to software license fees, services and maintenance. Deferred services and deferred maintenance generally result when the Company has received payment for services and maintenance and support that have not yet been performed. The related revenues are deferred until the services have been performed. Deferred software license fee revenues generally result when one or more software products included in a multiple-element arrangement have not been delivered or if certain other revenue recognition conditions are not met.

The current portion of deferred revenues consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Deferred software license fees	$2,377	$275
Deferred consulting services	2,940	4,680
Deferred maintenance and support services	34,855	16,317
Deferred other revenues	4	24

Total	$40,176	$21,296

At December 31, 2009, the balance in deferred maintenance and support services increased over the prior year due to a change in the Company’s billing policies for maintenance renewals. The change in policy required more advanced billing for contractual maintenance renewals.

The Company had $887,000 of deferred maintenance and support services and $0 of deferred software license fees at December 31, 2009 included in “Other Long-Term Liabilities.” At December 31, 2008, “Other Long-Term Liabilities” included $400,000 of deferred maintenance and support services and $691,000 of deferred software license fees.

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Accrued wages and other employee benefits	$10,109	$11,727
Accrued bonuses and commissions	5,807	5,425
Accounts payable	1,659	2,458
Deferred rent, current	1,295	792
Other accrued expenses	7,870	8,332

Total	$26,740	$28,734

9.    DEBT

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

As a result of the amendment, the Company extended the maturity of $129.4 million of term loans to April 22, 2013. In addition, the expiration of $22.5 million of the revolving credit facility was extended to April 22, 2013. The remaining $50.2 million of the term loans and $7.5 million of the revolving credit facility continue to expire on April 22, 2011 and April 22, 2010, respectively.

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

In accordance with the guidance in ASC 470-50, Debt-modifications and Extinguishments, the amendment of the Credit Agreement is accounted for as a debt modification since the Amended Credit Agreement is not substantially different than the original agreement due to the present value of the change in cash flows being less than 10% and because there is no change in the creditor. The Company paid $2.3 million of debt issuance costs, of which $2.1 million was paid to Credit Suisse and the other lenders and will be amortized to interest expense over the remaining term of the modified debt. Previously deferred debt issuance costs of $1.0 million as of August 24, 2009 will be amortized over the remaining term of the modified debt.

The Amended Credit Agreement requires scheduled quarterly principal payments, which commenced on September 30, 2009 with a payment of $323,000. On December 31, 2009, the Company made another scheduled principal payment of $323,000. In addition, the Amended Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the Amended Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. Mandatory prepayments, such as those made from annual cash flow as well as voluntary prepayments, are applied pro rata against the outstanding balances of the non-extended and extended loans.

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

Upon completion of the initial public offering in the fourth quarter of 2007, the Company made a prepayment on the term loans under the original Credit Agreement in the amount of $17.6 million. This payment included the scheduled principal payments per the original Credit Agreement through September 30, 2008. The Company made a scheduled principal payment of $498,000 on December 31, 2008.

The following table summarizes future principal payments on the Amended Credit Agreement as of December 31, 2009 (in thousands):

Principal Payment
2010	$44,707
2011	25,873
2012	1,092
2013	107,285

Total principal payments	$178,957

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants. The Amended Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of December 31, 2009.

As of December 30, 2009, the outstanding amount of the term loans was $179.0 million, with interest at 6.25% for the extended portion of the term loans and 2.5% for the non-extended portion of the term loans. As of December 31, 2008, the outstanding amount of the term loans was $192.8 million with interest at 2.5%. The aggregate annual weighted average interest rates were 3.62% and 5.28% for 2009 and 2008, respectively. There were no borrowings under the revolving credit facility at December 31, 2009 and December 31, 2008. At December 31, 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $877,000. As a result, at December 31, 2009, the available borrowings on the revolving credit facility were $29.1 million.

At December 31, 2009 and December 31, 2008, the current portion of the unamortized debt issuance costs of $1.3 million and $788,000, respectively, is reflected as “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $1.5 million and $846,000, respectively, is reflected as “Other Assets” in the consolidated balance sheets. The debt issuance costs are being amortized and reflected in “Interest Expense” over the remaining term of the modified debt, including the previously deferred debt issuance costs that existed at the time of the Credit Agreement amendment. Prior to the amendment and extension of the Credit Agreement, these costs were being amortized over the original lives of the loans. The debt issuance costs are accelerated to the extent that any prepayment is made on the term loans. During the years ended December 31, 2009, 2008, and 2007, costs of $962,000, $793,000, and $1.1 million, respectively, were amortized and reflected in “Interest Expense.” The December 31, 2009 amount included $98,000 of accelerated amortization of debt issuance costs as a result of the

Company’s prepayments on the terms loans from the annual excess cash flow in the first quarter of 2009 and due to the completion of the rights offering in the second quarter of 2009. The December 31, 2007 amount included $233,000 of accelerated amortization of debt issuance costs as a result of the Company’s prepayment on the term loans in the fourth quarter of 2007. For fiscal year 2008 there was no accelerated amortization of debt issuance costs.

Debt consists of the following (in thousands):

	Year Ended December 31,
	2009	2008
Term loans	$178,957	$192,815
Less: Current portion of term loans	44,707	10,154

Long-term debt	$134,250	$182,661

10.    EMPLOYEE BENEFITS

401(k) Plan—The Company has a 401(k) plan covering all eligible employees. Employees are eligible to participate on their first day of employment, but are not eligible for the Company contribution until the first month following three full months of employment. Company contributions vest ratably over three years. The Board of Directors approved a discretionary contribution of 4% of eligible compensation for 2009, 2008 and 2007. The Company’s contribution expense for 2009, 2008 and 2007 was approximately $692,000, $3.3 million, and $2.6 million, respectively. The Company’s contribution for 2009 was suspended starting with the second quarter of 2009 and remained suspended for the remainder of fiscal year 2009.

11.    INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31
	2009	2008	2007
Domestic	$29,964	$32,275	$39,454
Foreign	1,827	3,838	(1,458)

	$31,791	$36,113	$37,996

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$10,920	$11,690	$14,544
State	2,850	2,507	3,035
Foreign	181	724	362

Total current	$13,951	$14,921	$17,941

Deferred:
Federal	(3,391)	(2,194)	(2,006)
State	(468)	(455)	(403)
Foreign	303	322	(55)

Total deferred	(3,556)	(2,327)	(2,464)

Provision for income taxes	$10,395	$12,594	$15,477

The reported expense or benefit for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31,
	2009		2008		2007
Expense at statutory rate	$11,127	35.0%	$12,639	35.0%	$13,299	35.0%
Change resulting from:
State taxes, net of federal benefit	1,212	3.8%	1,174	3.3%	1,736	4.6%
Domestic production activities deduction	(712)	-2.2%	(1,110)	-3.1%	(746)	-2.0%
Research and development tax credit	(799)	-2.5%	(757)	-2.1%	—	0.0%
Foreign tax credit	(913)	-2.9%	—	0.0%	—	0.0%
Foreign tax rate differential	258	0.8%	250	0.7%	297	0.8%
Change in valuation allowance	—	0.0%	(569)	-1.6%	569	1.5%
Non deductible items	(133)	-0.4%	707	2.0%	433	1.1%
Other	355	1.1%	260	0.7%	(111)	-0.3%

Total	$10,395	32.7%	$12,594	34.9%	$15,477	40.7%

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities for 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Deferred tax assets:
Employee compensation and benefits	$10,525	$7,704
Deductible goodwill and purchased intangible assets	2,218	2,096
Allowances and other accrued liabilities	1,391	1,250
Foreign tax credit	916	—
Net operating loss carryforwards	896	299
Deferred rent	874	1,001
Deferred revenue	796	1,917
Other	117	135

Total deferred tax assets	$17,733	$14,402

Deferred tax liabilities:
Acquired intangibles	(2,439)	(2,545)
Depreciation	(1,382)	(1,222)
Software development costs	(850)	(1,032)
Other	(689)	(843)

Total deferred tax liabilities	(5,360)	(5,642)

Net deferred tax asset before allowance	12,373	8,760
Valuation allowance	—	—

Net deferred tax asset	$12,373	$8,760

U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-U.S. subsidiaries because such earnings are considered to be reinvested indefinitely outside the U.S., and it is not practicable to estimate the amount of tax that may be payable upon distribution.

Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not that some portion or the entire deferred tax asset will not be realized. As the Company believes it is more likely than not to realize all its deferred tax assets, no valuation allowance has been recorded in the current year. During

2008, the Company performed a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under the Company’s control. Based on the Company’s analysis, it made certain changes to its transfer pricing agreements. As a result of this change in geographic distribution of income during the third quarter of 2008, the Company released all of the valuation allowance it had previously recorded because the Company determined that it was more likely than not that the Company would be able to realize the tax benefits associated with its foreign losses. Of the $1.1 million valuation allowance the Company released in 2008, $559,000 was recorded against goodwill and the remaining $569,000 was recorded in the profit and loss statement.

Effective January 1, 2007, the Company adopted the provisions of ASC 740-10 which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements in accordance with ASC 740. ASC 740-10 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2009	2008	2007
Balance at January 1	$849	$435	$269
Increases (decreases) for tax positions taken during prior period	457	23	(87)
Increases for tax positions taken during current period	386	391	253

Balance at December 31	$1,692	$849	$435

During the twelve months ended December 31, 2009, the Company established an additional liability under ASC 740-10 of $843,000 which included a $777,000 increase associated with tax credits related to foreign taxes and research and development. The liability also included a $66,000 increase related to certain non deductible expenses. Additionally, the liability increased by $24,000 for interest. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At December 31, 2009, the Company has recorded a liability under ASC 740-10 of $1,692,000 plus interest and potential penalties of $133,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”. As of December 31, 2009, 2008 and 2007, the Company had $1,692,000, $849,000 and $435,000 of unrecognized tax benefits, respectively, which if recognized, would affect income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months. Subsequent to the adoption of ASC 805 on January 1, 2009, liabilities settled for lesser amounts will primarily affect income tax expense in the period of reversal.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2006. Currently, the Company is under audit in Virginia and the Philippines for the tax periods ending December 31, 2007 and 2006.

12.    STOCKHOLDERS’ EQUITY (DEFICIT)

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

Changes in Capital Stock—In April 2007, in conjunction with the Company’s conversion from a Virginia to a Delaware corporation, the Company authorized additional shares of capital stock to include a total of 200,000,000 shares, par value $0.001 per share of common stock, 100 shares, par value $0.001 per share Class A Common Stock and 5,000,000 shares, par value $0.001 per share of preferred stock. At the effective date of the conversion, each of the 100 shares of Series A Preferred Stock outstanding just prior to the conversion, was converted into 100 shares of Class A Common Stock.

13.    EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2009	2008	2007
Basic earnings per share computation:
Net income (A)	$21,396	$23,519	$22,519

Weighted average common shares–basic (B)	56,777,552	46,570,596	43,239,528

Basic net income per share (A/B)	$0.38	$0.51	$0.52

Diluted earnings per share computation:
Net income (A)	$21,396	$23,519	$22,519

Shares computation:
Weighted average common shares–basic	56,777,552	46,570,596	43,239,528
Effect of dilutive stock options, restricted stock, and ESPP	818,774	1,158,897	1,580,807

Weighted average common shares–diluted (C)	57,596,326	47,729,493	44,820,335

Diluted net income per share (A/C)	$0.37	$0.49	$0.50

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

For the years ended December 31, 2009, 2008 and 2007, 5,383,001, 4,158,873 and 1,129,350 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

14.    STOCK-BASED COMPENSATION

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

In April 2007, the Company’s Board of Directors approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. Shares issued under the plan may be from either authorized but unissued shares or issued shares from restricted stock awards which have been withheld by the Company upon vesting and returned to the plan as shares available for future issuance. Options and awards issued under the 2007 Plan are not subject to the same stockholders’ agreement as the 2005 Plan which restricts how and when shares may be sold.

Upon adoption of ASC 718, the Company selected the Black-Scholes-Merton option-pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The fair value of the Company’s stock on the date of grant was determined by the Company’s Board of Directors or, subsequent to December 2006, the Compensation Committee (or its authorized member(s)) prior to the Company’s stock becoming publicly traded in November 2007. Expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available, as well as the Company’s volatility since the date of its initial public offering. The Company will continue to use peer group volatility information, until historical volatility of the Company is relevant, to measure expected volatility for future option grants. The average expected life was determined under the simplified calculation as provided by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of employee attrition.

Stock options and restricted stock awards are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire 10 years from the date of the grant. Options generally vest over a four-year period based upon required service conditions. Certain options granted to the Board of Directors vest over one year. No options have vesting provisions tied to performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method”. At December 31, 2009, there were 1,130,472 options available for future grant. Under the provisions of the 2005 Plan, each option holder was required to execute a stockholders’ agreement prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. Stockholders who were a party to the stockholders’ agreement are entitled to participate proportionately in an offering of common stock by New Mountain Funds. Stockholders could only sell in conjunction with an offering or sale by New Mountain Funds and not at any other time.

Under the provisions of the 2007 Plan, the Company’s Chief Executive Officer was only able to sell shares of common stock in conjunction with a sale of shares by New Mountain Funds (and up to the same proportion as New Mountain Funds) until New Mountain Funds owns less than 15% of the Company’s outstanding capital stock. This restriction was waived with respect to the February 2009 equity grant made to the Chief Executive Officer.

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

As of October 30, 2009, New Mountain Funds and the Company waived the remaining selling restrictions imposed by the stockholders’ agreements applicable to the 2005 Plan and 2007 Plan for all current and former employees of the Company other than the Company’s Chief Executive Officer. Additionally, as of December 15, 2009, these restrictions were also waived for the Company’s Chief Executive Officer and certain members of the Board of Directors.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	69.5%	58.0%	50.0%
Risk-free interest rate	2.3%	3.1%	4.6%
Expected life (in years)	6.2	6.2	6.2

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Year Ended December 31,
	2009	2008	2007
Included in cost of revenue:
Cost of consulting services	$2,002	$1,663	$1,010
Cost of maintenance and support services	661	47	335

Total included in cost of revenue	2,663	1,710	1,345
Included in operating expenses:
Research and development	2,339	1,889	1,237
Sales and marketing	2,054	1,777	1,227
General and administrative	3,515	3,386	2,360

Total included in operating expenses	7,908	7,052	4,824

Total pre-tax compensation expense	$10,571	$8,762	$6,169

Tax Benefit	4,165	3,452	2,431

Compensation expense, net of tax	$6,406	$5,310	$3,738

Stock Options

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2007 to December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2007	4,601,838	$6.20
Options granted	2,456,350	14.85
Options forfeited	(143,933)	9.36
Options exercised	(586,831)	6.73	$6,573

Options outstanding at December 31, 2007	6,327,424	9.44
Options granted	1,343,315	10.58
Options forfeited	(873,569)	13.17
Options exercised	(59,311)	4.70	$271

Options outstanding at December 31, 2008	6,737,859	9.21
Options granted	159,450	3.93
Options forfeited	(626,374)	11.26
Options exercised	(245,750)	3.61	$376

Options outstanding at December 31, 2009	6,025,185	$9.08	$9,153

The weighted average grant date fair value of all options granted was $2.51, $5.65, and $8.31 for the years ended December 31, 2009, 2008 and 2007, respectively, as determined under the Black-Scholes-Merton valuation model. The total cash received for options exercised was approximately $887,000, $277,000 and $3,950,000 during 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, total recognized tax benefits from the exercise of stock options were $148,000, $107,000 and $2.5 million, respectively. The intrinsic value for stock options exercised in the above table is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during 2009, 2008 and 2007 were issued from previously authorized common stock.

Stock option compensation expense for the years ended December 31, 2009, 2008 and 2007 was $6.7 million, $8.2 million and $6.1 million, respectively. As of December 31, 2009, compensation cost related to nonvested stock options not yet recognized in the income statement was $7.4 million and expected to be recognized over an average period of 1.65 years. Option grants that vested during the years ended December 31, 2009, 2008 and 2007 had a combined fair value of $7.9 million, $7.6 million, and $3.3 million, respectively.

The following table summarizes stock option vesting activity for the year ended December 31, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested stock options as of December 31, 2008	3,893,995	5.76
Options granted	159,450	2.51
Options forfeited	(368,000)	6.46
Options vested	(1,697,390)	4.68

Nonvested stock options as of December 31, 2009	1,988,055	$6.28

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of December 31, 2009 (in thousands, except share data):

	Stock Options Exercisable	Stock Options Vested and Expected to Vest
Stock options outstanding	4,037,130	5,816,890
Weighted average exercise price	$7.90	$9.01
Aggregate intrinsic value	$8,195	$9,012
Weighted average remaining contractual life (in years)	6.44	6.84

In November 2007, the Compensation Committee of the Board of Directors modified the exercise price of certain stock options granted to 11 employees in October 2007. This modification resulted in an increase of approximately $227,000 in total compensation expense attributable to the award, recognized over the remainder of the requisite service period of four years.

Restricted Stock

During the year ended December 31, 2009 the company issued 1,781,500 shares of restricted stock. The weighted average aggregate grant date fair value was $11.1 million and is recognized as expense on a straight-line basis over the requisite service period of the awards. Restricted stock awards vest over either a two- or four-year vesting period. The Company’s restricted stock awards are accounted for as equity awards. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant. The Company did not grant any restricted stock prior to February 2008.

Restricted stock awards are considered outstanding at the time of grant as the stock holders are entitled to voting rights. Dividend payments are deferred until the requisite service period has lapsed; additionally, any deferred dividends will be forfeited if the award shares are forfeited by the grantee. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock activity for the years ended December 31, 2008 and 2009 is as follows:

	Number of shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term (in years)
Nonvested shares as of January 1, 2008	—	$—
Granted	303,000	7.11
Forfeited	(17,350)	9.95
Vested	—	—

Nonvested shares as of December 31, 2008	285,650	6.93	3.6
Granted	1,781,500	6.22
Forfeited	(73,652)	5.05
Vested	(69,836)	6.98

Nonvested shares as of December 31, 2009	1,923,662	6.34	3.13

Shares vested and expected to vest as of December 31, 2009	1,590,479	6.25

Restricted stock compensation expense for the years ended December 31, 2009 and 2008 was $1.9 million and $263,000, respectively. As of December 31, 2009, there was $8.2 million of unrecorded compensation cost for restricted stock not yet recognized in the income statement. The intrinsic value of the restricted stock awards outstanding at December 31, 2009 is $15.0 million calculated as the market value of the Company’s stock on December 31, 2009.

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. As of December 31, 2009, the Company had withheld 18,296 shares of common stock at a value of $123,000. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

Compensation expense for the ESPP is recognized in accordance with ASC 718. The weighted average assumptions used in the Black- Scholes-Merton option-pricing model were as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted average fair value	$3.28	$2.90	$3.96
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	69.1%	55.0%	50.0%
Risk-free interest rate	0.33%	2.20%	3.86%
Expected life (in years)	0.21	0.44	0.33

ESPP compensation expense for the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $282,000 and $35,000, respectively. As of December 31, 2009, there was approximately $44,000 of unrecorded compensation cost for the ESPP not yet recognized in the income statement which is expected to be recognized in the first quarter of 2010. The Company recognized $80,000, $21,000 and $0 in tax benefits related to the ESPP for the years ended December 31, 2009, 2008 and 2007, respectively. A total of 635,855 shares and 82,736 shares were issued under the plan in the years ended December 31, 2009 and 2008, respectively. During 2007, no shares were issued under the ESPP. In February 2010, the number of shares available for purchase under the ESPP plan was increased from 750,000 to 1,500,000, of which 718,591 had been issued as of December 31, 2009.

15.    RELATED PARTY TRANSACTIONS

Pursuant to the 2005 recapitalization agreement, New Mountain Capital, L.L.C. is entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital, L.L.C. agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of the Company’s initial public offering. The Company therefore did not incur any advisory fees for the years ended December 31, 2009 and 2008.

New Mountain Capital, L.L.C. is also entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. In connection with the amendment of the Company’s Credit Agreement, New Mountain Capital L.L.C. agreed to waive any transaction fee payable. New Mountain Capital L.L.C. also waived any transaction fee payable in relation to the common stock rights offering in June 2009. The Company did not incur any transaction fees for the years ended December 31, 2009 and 2008.

16.    RESTRUCTURING CHARGE

2009 Restructuring Activity

The Company implemented discrete restructuring plans in each quarter of 2009. These restructuring plans were to eliminate certain positions to realign the Company’s cost structure, to create a virtual workforce and to allow for increased investment in its key strategic objectives.

Restructuring activities for the year ended December 31, 2009 are as follows (in thousands):

		Year Ended December 31, 2009
		Charges and adjustments to charges	Cash Payments	Total remaining liability
Q1 2009 Plan
	Severance and benefits	$1,305	$(1,295)	$10
	Facilities	—	—	—

	Total Q1 2009 Plan	$1,305	$(1,295)	$10

Q2 2009 Plan
	Severance and benefits	$1,012	$(974)	$38
	Facilities	164	(51)	113

	Total Q2 2009 Plan	$1,176	$(1,025)	$151

Q3 2009 Plan
	Severance and benefits	$53	$(34)	$19
	Facilities	573	(216)	357

	Total Q3 2009 Plan	$626	$(250)	$376

Q4 2009 Plan
	Severance and benefits	$759	$(364)	$395
	Facilities	—	—	—

	Total Q4 2009 Plan	$759	$(364)	$395

Total 2009
	Severance and benefits	$3,129	$(2,667)	$462
	Facilities	737	(267)	470

	Total 2009	$3,866	$(2,934)	$932

Severance and Benefits

During 2009, the restructuring plans included a reduction of headcount of approximately 100 employees for the year ending December 31, 2009. As a result of these plans, the Company recorded a restructuring charge of $3.1 million for severance and severance-related costs in its consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2009, the Company has a remaining severance and benefits liability of $462,000. This amount is reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

Facilities

During 2009, the restructuring plans included the consolidation of one office location and the closure of two office locations. As a result of these plans, the Company recorded a restructuring charge of $737,000 for facilities in its consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2009, the Company has a remaining facility liability of $470,000 which is expected to be settled over the next two years. This amount is reflected as “Accounts Payable and Accrued Expenses” of $431,000 and “Other Long-Term Liabilities” of $39,000 in the condensed consolidated balance sheet.

2008 Restructuring Activity

During the second quarter of 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure. As a result of this plan, the Company recorded a charge of $914,000 for severance and severance-related costs as a restructuring charge in its consolidated statement of operations for the year ended December 31, 2008. As of December 31, 2008, the Company had no remaining severance and benefits liability. Additionally during the second quarter of 2008, the Company recorded $66,000 as a restructuring charge in its consolidated statement of operations relating to the closure of one office location and the reduction of space at a second office location. All amounts related to these facilities charges have been paid as of December 31, 2008.

17.    COMMITMENTS AND CONTINGENCIES

Office Space Leases—The Company leases office space under noncancelable operating leases, a number of which contain renewal options and escalation clauses. Rent expense was approximately $7.2 million, $7.6 million, and $7.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Company does not sublease any of its leased space.

As of December 31, 2009, the future minimum operating lease payments are summarized in the table below as follows (in thousands):

Years Ending December 31,
2010	$7,032
2011	5,870
2012	1,508
2013	88
2014	—
Thereafter	—

Total	$14,498

In accordance with ASC 840, Leases, the Company recognizes its rent expense on a straight-line basis over the life of the respective lease arrangement regardless of when the payments are due resulting in a deferred rent liability mainly from escalating base rents. At December 31, 2009 and 2008, the long term deferred rent liability was $1.0 million and $1.8 million, respectively.

Other Matters—The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

During 2008, the Company was involved in a claim and legal proceeding arising from its normal operations. On March 20, 2008, the parties resolved all issues between them, which included an agreement to dismiss the legal proceeding with prejudice.

At December 31, 2009 and 2008, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the Amended Credit Agreement (see Note 9, Debt) by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $877,000 and $896,000 at December 31, 2009 and 2008, respectively. These instruments had not been drawn on by third parties at December 31, 2009 or 2008.

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

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels in other countries, primarily in Canada, South Africa, Australia and the United Kingdom. For the year ended December 31, 2009, less than 6% of the Company’s revenues were generated from sales outside of the United States. Less than 5% of the Company’s revenues were generated from sales outside of the United States for the years ended December 31, 2008 and 2007. As of December 31, 2009 and 2008, the Company had $4.0 and $3.0 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2009, 2008 and 2007.

19.    SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly supplemental consolidated financial information for 2009 and 2008 are as follows (in thousands, except per share amounts):

	Quarter Ended,
	March 31	June 30	September 30	December 31
2009
Total revenues	$61,993	$69,369	$64,114	$70,345
Gross profit	$37,505	$41,260	$40,681	$47,489
Net income	$2,654	$4,901	$6,607	$7,234
Basic income per share (a)	$0.06	$0.09	$0.10	$0.11
Shares used in basic per share computation (a)	46,672	52,394	63,611	64,144
Diluted income per share (a)	$0.06	$0.09	$0.10	$0.11
Shares used in diluted per share computation (a)	47,290	52,914	64,808	65,411
2008
Total revenues	$69,354	$77,365	$70,950	$71,696
Gross profit	$41,752	$46,812	$45,524	$46,811
Net income	$4,021	$5,423	$8,025	$6,050
Basic income per share (a)	$0.09	$0.12	$0.17	$0.13
Shares used in basic per share computation (a)	46,502	46,552	46,586	46,641
Diluted income per share (a)	$0.08	$0.11	$0.17	$0.13
Shares used in diluted per share computation (a)	47,851	47,692	47,605	47,199

(a)	In accordance with ASC 260, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that was completed in June 2009.

(b)	No cash dividends have been declared or paid in any period presented.

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1	Recapitalization Agreement, effective as of December 23, 2004, by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative, as amended March 14, 2005 and April 21, 2005 (incorporated by reference to Exhibits 2.1, 2.2 and 2.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

2.2	Advisory Agreement, dated as of April 22, 2005, between Deltek Systems, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 2.4 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

2.3	Advisory Fee Waiver Letter, dated as of September 26, 2007, between Deltek, Inc. and New Mountain Capital, L.L.C (incorporated by reference to Exhibit 2.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on October 15, 2007)

3.1	Certificate of Incorporation of Deltek, Inc. (incorporated by reference to Exhibit 3.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

3.2	Amended and Restated Bylaws of Deltek, Inc. **

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

4.3	Investor Rights Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc., New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P. and the persons listed on the signature pages thereto, as amended August 10, 2007 (incorporated by reference to Exhibit 4.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 4.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

4.4	Management Rights Letters, dated April 22, 2005, between New Mountain Partners II, L.P. and Deltek Systems, Inc. and between Allegheny New Mountain Partners, L.P. and Deltek Systems, Inc. (incorporated by reference to Exhibits 4.4 and 4.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.1	Shareholders’ Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the deLaski Shareholders and the persons listed on the signature pages thereto (and for purposes of Sections 3.3 and 3.4, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) (incorporated by reference to Exhibit 9.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.2	Form of Joinder Agreement to Shareholders’ Agreement (incorporated by reference to Exhibit 9.2 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.3	Form of Director Shareholder’s Agreement (incorporated by reference to Exhibit 9.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.4	Form of 2005 Optionee Shareholder’s Agreement (incorporated by reference to Exhibit 9.4 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

9.5	Joinder Agreement to the Shareholder’s Agreement between Kevin T. Parker and Deltek Systems, Inc., dated December 29, 2005 (incorporated by reference to Exhibit 9.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

Exhibit Number	Description of Documents
9.6	Amendment No. 1 to Shareholder’s Agreement between Deltek Systems, Inc. and Joseph M. Kampf, dated September 14, 2006 (incorporated by reference to Exhibit 9.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.7	Form of 2007 Optionee Shareholder’s Agreement (incorporated by reference to Exhibit 9.7 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

9.8	Form of Amendment to Director Shareholder’s Agreement (incorporated by reference to Exhibit 9.8 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

9.9	Form of Amendment No. 1 to the Shareholder’s Agreement (incorporated by reference to Exhibit 9.9 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.1	Summary of Employee Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on October 15, 2007)

10.2	2007 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.2 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.3	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.4	Deltek, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (333-165099) filed on February 26, 2010)

10.5	Employment Agreement between Kevin T. Parker and Deltek Systems, Inc., dated June 16, 2005, as amended April 7, 2007 (incorporated by reference to Exhibit 10.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.68 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.6	Employment Offer Letter between David R. Schwiesow and Deltek Systems, Inc., dated May 8, 2006, as amended May 2, 2007 (incorporated by reference to Exhibit 10.12 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.76 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.7	Employment Offer Letter between William D. Clark and Deltek Systems, Inc., dated October 6, 2005, as amended May 2, 2007 (incorporated by reference to Exhibit 10.17 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.73 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.8	Employment Offer Letter between Carolyn J. Parent and Deltek Systems, Inc., dated February 8, 2006 (incorporated by reference to Exhibit 10.25 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.9	Employment Offer Letter between Holly C. Kortright and Deltek Systems, Inc., dated September 25, 2006, as amended May 2, 2007 (incorporated by reference to Exhibit 10.29 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.74 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.10	Form of Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.32 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.11	Form of Director Stock Option Agreement (four-year-vesting) issued under the Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.41 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

Exhibit Number	Description of Documents
10.12	Form of Amendment to Director Stock Option Agreement (incorporated by reference to Exhibit 10.42 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.13	Form of Director Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (one-year vesting) (incorporated by reference to Exhibit 10.43 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.14	Form of Stock Option Agreements for Director (four-year vesting) and Employee issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.84 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.15	Form of Director Stock Option Agreement (one-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan **

10.16	Form of Officer Stock Option Agreement issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan **

10.17	Form of Officer Restricted Stock Agreement (four-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan **

10.18	Form of Officer Restricted Stock Agreement (two-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan **

10.19	Non-Competition Agreement, dated as of February 8, 2006, between Carolyn J. Parent and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.44 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.20	Non-Competition Agreement, dated as of April 22, 2005, between Kenneth E. deLaski and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.45 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.21	Non-Competition Agreement, dated as of April 22, 2005, between Donald deLaski and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.46 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.22	Form of Share Price Adjustment Agreement (incorporated by reference to Exhibit 10.51 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.23	Amendment and Restatement Agreement, dated August 24, 2009, by and among Deltek, Inc., as borrower, the lender signatories thereto and Credit Suisse, as lender, lead arranger and administrative agent (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 24, 2009)

10.24	Amended and Restated Credit Agreement, dated August 24, 2009, by and among Deltek, Inc., as borrower, the lender signatories thereto and Credit Suisse, as lender, lead arranger and administrative agent (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 24, 2009)

10.25	Guarantee and Collateral Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the subsidiaries of Deltek Systems, Inc. signatories thereto and Credit Suisse First Boston, as collateral agent (incorporated by reference to Exhibit 10.59 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.26	Supplement No. 1 to Guarantee and Collateral Agreement, dated as of October 3, 2005, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.60 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

Exhibit Number	Description of Documents
10.27	Supplement No. 2 to Guarantee and Collateral Agreement, dated as of March 17, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse First Boston as collateral agent (incorporated by reference to Exhibit 10.61 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.28	Supplement No. 3 to Guarantee and Collateral Agreement, dated as of July 24, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.62 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.29	Subsidiary Trademark Security Agreement, dated as of July 21, 2006 between C/S Solutions, Inc. as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.64 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.30	Subsidiary Trademark Security Agreement, dated as of May 1, 2006 between WST Corporation as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.65 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.31	Subsidiary Trademark Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.66 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.32	Subsidiary Copyright Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.67 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.33	Employment Letter Agreement between Richard P. Lowrey and Deltek, Inc., dated May 2, 2007 (incorporated by reference to Exhibit 10.70 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.34	Employment Letter Agreement between Eric Brehm and Deltek, Inc., dated May 2, 2007 (incorporated by reference to Exhibit 10.71 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.35	Employment Letter Agreement between Carolyn J. Parent and Deltek, Inc., dated May 2, 2007 (incorporated by reference to Exhibit 10.72 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.36	Employment Offer Letter between Garland T. Hall and Deltek, Inc., dated September 18, 2008 (incorporated by reference to Exhibit 10.91 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 13, 2009)

10.37	Transaction Fee Waiver Letter, dated as of April 24, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 10.93 from the Registrant’s Registration Statement on Form S-3 (333-158388) filed on April 30, 2009)

10.38	Letter Agreement, dated as of April 28, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 10.94 from the Registrant’s Registration Statement on Form S-3 (333-158388) filed on April 30, 2009)

10.39	Employment Letter, dated May 5, 2008 between Deltek, Inc. and Mark Wabschall (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 4, 2009)

10.40	Separation Agreement and Release, dated July 29, 2009 between Deltek, Inc. and Mark Wabschall (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 4, 2009)

Exhibit Number	Description of Documents
10.41	Employment Letter, dated June 27, 2008, between Deltek, Inc. and Michael Krone (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 5, 2009)

10.42	Form of Executive Officer Waiver Agreement to Shareholders’ Agreement entered into among Deltek, Inc., New Mountain Capital and each Executive Officer of Deltek, Inc. (incorporated by reference to Exhibit 10.98 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 7, 2009)

10.43	Waiver Letter Agreement, dated August 6, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 10.99 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 7, 2009)

10.44	Donald deLaski Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.45	Executive Officer Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.46	Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.47	Employment Letter, dated August 10, 2009, between Deltek, Inc. and James Dellamore (incorporated by reference to Exhibit 10.105 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 6, 2009)

10.48	Employment Letter, dated September 30, 2009, between Deltek, Inc. and Deborah Fitzgerald (incorporated by reference to Exhibit 10.106 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 6, 2009)

10.49	Employment Letter, dated December 10, 2009, between Deltek, Inc. and Michael Corkery (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 17, 2009)

10.50	Kevin Parker Waiver Letter Agreement, dated December 15, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

10.51	Directors Waiver Letter Agreement, dated December 15, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

10.52	Amendment dated December 15, 2009, to the Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

14.1	Deltek, Inc. Code of Business Conduct and Ethics **

21.1	Subsidiaries of Deltek, Inc. **

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm **

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

Exhibit Number	Description of Documents

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

**	Filed herewith