Form 10-Q
period 2010-03-31
DELTEK, INC
filed 2010-05-10
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of May 3, 2010 was 67,374,351 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,252	$132,636
Accounts receivable, net of allowance of $2,463 and $2,658 at March 31, 2010 and December 31, 2009, respectively	39,215	42,531
Deferred income taxes	2,790	6,014
Prepaid expenses and other current assets	10,828	11,256
Income taxes receivable	145	—

TOTAL CURRENT ASSETS	172,230	192,437

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $20,961 and $19,833 at March 31, 2010 and December 31, 2009, respectively	10,630	11,371
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	507	618
LONG-TERM DEFERRED INCOME TAXES	7,763	6,359
INTANGIBLE ASSETS, NET	15,459	13,748
GOODWILL	70,200	63,910
OTHER ASSETS	3,119	3,165

TOTAL ASSETS	$279,908	$291,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30,220	$44,707
Accounts payable and accrued expenses	26,592	26,740
Accrued liability for redemption of stock in recapitalization	317	317
Deferred revenues	46,579	40,176
Income taxes payable	—	992

TOTAL CURRENT LIABILITIES	103,708	112,932

LONG-TERM DEBT	121,723	134,250
OTHER TAX LIABILITIES	1,898	1,871
OTHER LONG-TERM LIABILITIES	4,623	1,875

TOTAL LIABILITIES	231,952	250,928

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at March 31, 2010 or December 31, 2009	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 67,255,414 and 66,292,415 shares at March 31, 2010 and December 31, 2009, respectively	67	66
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	252,987	249,798
Accumulated deficit	(204,343)	(208,509)
Accumulated other comprehensive deficit	(755)	(675)

TOTAL STOCKHOLDERS’ EQUITY	47,956	40,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,908	$291,608

See accompanying notes to condensed consolidated financial statements

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
REVENUES:
Software license fees	$14,004	$11,226
Consulting services	17,218	20,066
Maintenance and support services	32,571	30,597
Other revenues	11	104

Total revenues	63,804	61,993

COST OF REVENUES:
Cost of software license fees	1,020	1,388
Cost of consulting services	14,565	17,317
Cost of maintenance and support services	6,114	5,740
Cost of other revenues	18	43

Total cost of revenues	21,717	24,488

GROSS PROFIT	42,087	37,505

OPERATING EXPENSES:
Research and development	11,103	10,871
Sales and marketing	11,041	11,519
General and administrative	9,753	7,905
Restructuring charge	973	1,413

Total operating expenses	32,870	31,708

INCOME FROM OPERATIONS	9,217	5,797
Interest income	12	11
Interest expense	(2,706)	(1,509)
Other income (expense), net	49	(3)

INCOME BEFORE INCOME TAXES	6,572	4,296
Income tax expense	2,406	1,642

NET INCOME	$4,166	$2,654

EARNINGS PER SHARE (a)
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

COMMON SHARES AND EQUIVALENTS OUTSTANDING (a)

Basic weighted average shares	64,440	46,672

Diluted weighted average shares	65,717	47,290

(a)	In accordance with FASB Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that was completed in June 2009. See Note 4, Earnings Per Share, for additional information.

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,166	$2,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	382	1,389
Depreciation and amortization	2,255	2,859
Amortization of debt issuance costs	322	270
Stock-based compensation expense	2,608	2,011
Employee stock purchase plan expense	62	109
Restructuring charge, net	479	529
Loss on disposal of fixed assets	3	6
Deferred income taxes	1,627	(1,188)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	2,981	6,662
Prepaid expenses and other assets	442	(995)
Accounts payable and accrued expenses	(1,263)	(2,022)
Income taxes receivable/payable	(687)	1,474
Excess tax (deficiency) benefit from stock awards	(451)	46
Other tax liabilities	24	88
Other long-term liabilities	(230)	(147)
Deferred revenues	6,949	3,624

Net Cash Provided by Operating Activities	19,669	17,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(6,109)	—
Purchase of property and equipment	(499)	(292)
Capitalized software development costs	—	(150)

Net Cash Used in Investing Activities	(6,608)	(442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	391	90
Excess tax benefit (deficiency) from stock awards	451	(46)
Proceeds from issuance of stock under employee stock purchase plan	413	310
Shares withheld for minimum tax withholding on vested restricted stock awards	(661)	—
Repayment of debt	(27,015)	(10,154)

Net Cash Used In Financing Activities	(26,421)	(9,800)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(24)	37

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,384)	7,164

CASH AND CASH EQUIVALENTS––Beginning of period	132,636	35,788

CASH AND CASH EQUIVALENTS––End of period	$119,252	$42,952

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for purchases of property and equipment	$—	$143
Accrued liability for acquisition of a business	$2,818	$—

Cash paid during the period for:
Interest	$2,381	$1,243

Income taxes, net	$1,460	$1,272

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	43,474,220	$43	100	$—	$177,249	$(229,905)	$(1,197)	(53,810)

Net income	—	—	—	—	—	—	—	21,396	—	21,396
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	522	522

Comprehensive income										21,918
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	58,228
Stock issued for acquisitions	—	—	247,038	—	—	—	1,454	—	—	1,454
Issuance of common stock under the employee stock purchase plan	—	—	635,855	1	—	—	2,014	—	—	2,015
Stock options exercised	—	—	245,750	—	—	—	887	—	—	887
Issuance of restricted stock awards, net	—	—	1,707,848	2	—	—	(2)	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	80	—	—	80
Tax deficiency from other stock option activity	—	—	—	—	—	—	(541)	—	—	(541)
Stock compensation	—	—	—	—	—	—	10,547	—	—	10,547
Exchange of liability for restricted stock	—	—	—	—	—	—	25	—	—	25
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(18,296)	—	—	—	(123)	—	—	(123)

Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	$40,680

Net income	—	—	—	—	—	—	—	4,166	—	4,166
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(80)	(80)

Comprehensive income										4,086
Issuance of common stock under the employee stock purchase plan	—	—	64,479	—	—	—	413	—	—	413
Stock options exercised	—	—	107,451	—	—	—	391	—	—	391
Issuance of restricted stock awards, net	—	—	876,148	1	—	—	(1)	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	451	—	—	451
Tax deficiency from other stock option activity	—	—	—	—	—	—	(109)	—	—	(109)
Stock compensation	—	—	—	—	—	—	2,694	—	—	2,694
Exchange of liability for restricted stock	—	—	—	—	—	—	11	—	—	11
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(85,079)	—	—	—	(661)	—	—	(661)

Balance at March 31, 2010	—	$—	67,255,414	$67	100	$—	$252,987	$(204,343)	$(755)	$47,956

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2010

1. ORGANIZATION

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise applications software and related services designed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software or solutions to help them automate their complex business processes around the engagement, execution and delivery of projects. Deltek’s software applications and solutions enable customers to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes otherwise required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, the Company’s results of operations and its cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other periods.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

For consulting services and training sold as part of a multiple-element sales arrangement, VSOE is based upon the prices charged for those services when sold separately. For sales arrangements that require the Company to deliver future specified products or services in which VSOE of fair value is not available, the entire arrangement is deferred.

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

Fair Value Measurements

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash or other financial instruments to a third party. Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements.

The Company measures its cash and cash equivalents at fair value based on quoted prices that are equivalent to par value (Level 1). The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents primarily include funds held in money market accounts on a short-term basis. At March 31, 2010, the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at March 31, 2010 consisted of $117.0 million in money market investments and $2.3 million in cash. The Company’s cash and cash equivalents at December 31, 2009 consisted of $132.6 million in money market investments and no amount in cash.

The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active market for the debt, the Company has determined that the carrying value of its debt approximates fair value as a result of the Company’s debt refinancing in August 2009 at current market rates as well as the fact that the debt has a variable interest rate component. The estimated fair value of the Company’s debt at March 31, 2010 and December 31, 2009 was $151.9 million and $179.0 million, respectively.

As of March 31, 2010 and December 31, 2009, the Company had no derivative financial instruments. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized as earnings during the period of change.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

3. ACQUISITIONS

Assets of S.I.R.A., Inc.

In March 2010, the Company acquired the budgeting, forecasting and resource planning business of S.I.R.A., Inc. The results of this business have been included in the consolidated financial statements since the acquisition date. The Company’s results of operations would not have been materially different if this business were included in the results of operations from the beginning of the periods presented.

The aggregate purchase price was $8.9 million, including a cash payment of $6.1 million and contingent consideration of $2.8 million to be paid over a three-year period based on license sales.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$120
Property and Equipment	8
Intangible assets	2,611
Goodwill	6,265
Accounts payable and accrued expenses	(18)
Deferred revenue	(58)

Total purchase price	$8,928

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships	$354	10 years
Technology	2,257	4 years

	$2,611

The customer relationships are being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Sales and Marketing” expense. Technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Software License Fees” expense. The weighted average amortization period for the intangibles is 4.8 years. The goodwill recorded in this transaction is deductible for tax purposes.

mySBX

In December 2009, the Company acquired 100% of the outstanding common stock of mySBX Corporation (“mySBX”), an online network for government contractors. The results of operations of mySBX have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price was $6.8 million and included cash payments of $5.4 million and common stock issued of $1.4 million.

Per the purchase agreement, the Company paid $95,000 of mySBX acquisition costs which were expensed as incurred. In addition, there is a retention arrangement with one of the former mySBX stockholders, pursuant to which the stockholder will receive up to 67,496 shares of restricted stock if the individual is employed on the one-year and two-year anniversaries of the acquisition. The restricted stock is being expensed as the requisite services are provided. The acquisition did not result in any contingent consideration.

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

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Trade name and trademarks	$25	2 years
Technology	458	4 years
Member community	136	10 years
Customer relationships	172	10 years

	$791

The customer relationships and member community are being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Sales and Marketing” expense. Trade name and trademarks are being amortized using a straight-line method of amortization over two years and the related amortization expense is included in “General and Administrative” expense. Technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Other Revenues” expense. The weighted average amortization period for the intangibles is 6.3 years. The goodwill recorded in this transaction is not deductible for tax purposes.

4. EARNINGS PER SHARE

Net income per share is computed under the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, restricted stock and shares from the Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2010	2009
Basic earnings per share computation:
Net income (A)	$4,166	$2,654

Weighted average common shares–basic (B)	64,440,373	46,671,657

Basic net income per share (A/B)	$0.06	$0.06

Diluted earnings per share computation:

Net income (A)	$4,166	$2,654

Shares computation:
Weighted average common shares–basic	64,440,373	46,671,657
Effect of dilutive stock options, restricted stock, and ESPP	1,277,052	618,424

Weighted average common shares–diluted (C)	65,717,425	47,290,081

Diluted net income per share (A/C)	$0.06	$0.06

In June 2009, the Company completed a common stock rights offering, as a result of which the Company issued 20 million shares of the Company’s common stock at a subscription price of $3.00 per share. In accordance with ASC 260, a rights offering where the exercise price at issuance is less than the fair value of the stock is considered to include a bonus element, requiring an adjustment to the prior period number of shares outstanding used to compute basic and diluted earnings per share. In accordance with ASC 260, the weighted average common shares outstanding used in the computation of basic and diluted earnings per share was retroactively increased by an adjustment factor of 1.08 for all periods prior to the period in which the rights offering was completed.

For the three months ended March 31, 2010 and 2009, 4,658,209 and 4,772,225 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the three months ended March 31, 2010 (in thousands):

Balance as of January 1, 2010	$63,910

Acquisition of S.I.R.A., Inc.’s assets	6,265
Foreign currency translation adjustments	25

Balance as of March 31, 2010	$70,200

The Company performed an annual impairment test for goodwill as of December 31, 2009 and determined that there was no impairment of goodwill, as the Company assessed its fair value and determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the three months ended March 31, 2010 that indicate there is an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$20,418	$(12,622)	$7,796
Developed software	11,367	(8,241)	$3,126
Trade name and non-compete	347	(326)	$21
Foreign currency translation adjustments	39	(23)	$16

Total	$32,171	$(21,212)	$10,959

Unamortized Intangible Assets

Trade name	$4,500	$—	$4,500

Total	$36,671	$(21,212)	$15,459

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$20,064	$(11,896)	$8,168
Developed software	9,110	(8,066)	1,044
Trade name and non-compete	347	(323)	24
Foreign currency translation adjustments	29	(17)	12

Total	$29,550	$(20,302)	$9,248

Unamortized Intangible Assets

Trade name	$4,500	$—	$4,500

Total	$34,050	$(20,302)	$13,748

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Included in cost of revenue:
Cost of software license fees	$140	$355
Cost of consulting services	20	20
Cost of other revenues	15	—

Total included in cost of revenue	175	375
Included in operating expenses:	729	889

Total	$904	$1,264

The following table summarizes the estimated future amortization expense for the remaining nine months of 2010 and years thereafter (in thousands):

Years Ending December 31,
2010-remaining	$3,261
2011	3,332
2012	2,180
2013	1,247
2014	604
Thereafter	319

Total	$10,943

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges for the three months ended March 31, 2010 or 2009.

6. DEBT

The Company has maintained a credit agreement since 2005 with a syndicate of lenders led by Credit Suisse. The credit agreement was amended and extended in August 2009 (the “Amended Credit Agreement”), as a result of which the maturity of $129.4 million of term loans was extended to April 2013 (the “Extended Portion”). The maturity of the remaining $50.2 million of term loans continues to mature in April 2011 (the “Non-Extended Portion”). In addition, the expiration of $22.5 million of the Company’s $30 million revolving credit facility was also extended to April 2013. The remaining $7.5 million under the revolving credit facility expired in April 2010.

The Non-Extended Portion of the term loans continues to accrue interest at a rate of 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”). The spread above the LIBO rate decreases as the Company’s leverage ratio, as defined in the Amended Credit Agreement, decreases. The interest rate for the Extended Portion of the term loans and the revolving credit facility is the LIBO rate plus 4.25% with a LIBO rate floor of 2.00%.

The Amended Credit Agreement requires mandatory prepayments of the term loans from annual excess cash flow, as defined in the agreement, and from the net proceeds of certain asset sales or equity issuances. Mandatory prepayments, such as those made from annual cash flow, as well as voluntary prepayments, are applied pro rata against the outstanding balances of the non-extended and extended term loans.

During the first quarter of 2010, the Company made a scheduled principal payment of $323,000 and a mandatory principal prepayment of $26.7 million from the Company’s 2009 annual excess cash flow. The mandatory excess cash flow payment was applied pro rata against the non-extended and extended term loans.

As of March 31, 2010, the outstanding amount of the term loans was $151.9 million ($109.2 million relating to the Extended Portion and $42.7 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans. As of December 31, 2009, the outstanding amount of the term loans was $179.0 million ($128.8 million relating to the Extended Portion and $50.2 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans. There were no borrowings under the revolving credit facility at March 31, 2010 and December 31, 2009 with the exception of certain contingent liabilities related to outstanding letters of credit, as discussed below.

The following table summarizes future principal payments on the Amended Credit Agreement as of March 31, 2010 (in thousands):

Total Remaining Principal Payments
2010	$17,693
2011	25,888
2012	1,111
2013	107,251

Total principal payments	$151,943

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants. The Amended Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of March 31, 2010.

At March 31, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $877,000. As a result, at March 31, 2010, the available borrowings on the revolving credit facility were $29.1 million.

7. INCOME TAXES

In accordance with ASC 740, Income Taxes, the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 36.6% and 38.2%, respectively.

During the three months ended March 31, 2010, the Company established an additional liability under ASC 740-10, Income Taxes – Overall, of $27,000, associated with certain meals and entertainment expenses. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of March 31, 2010, the Company has a liability under ASC 740-10 of $1.9 million, which includes accrued interest and potential penalties of $143,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2006. Currently, the Company is under audit in the Philippines and Virginia for the tax periods ending December 31, 2008, 2007 and 2006.

8. STOCK-BASED COMPENSATION

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

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2010	2009
Included in cost of revenue:
Cost of consulting services	$136	$403
Cost of maintenance and support services	190	89

Total included in cost of revenue	326	492
Included in operating expenses:
Research and development	540	502
Sales and marketing	662	374
General and administrative	1,142	752

Total included in operating expenses	2,344	1,628

Total	$2,670	$2,120

Stock Options

During the three months ended March 31, 2010, options to purchase 260,000 shares of common stock were granted, with a weighted average grant date fair value of $5.35 as determined under the Black-Scholes-Merton valuation model. During the three months ended March 31, 2010, options were exercised at an aggregate intrinsic value of $458,000. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	69.6%	69.0%
Risk-free interest rate	3.0%	2.0%
Expected life (in years)	6.15	6.23

Stock option compensation expense for the three months ended March 31, 2010 and 2009 was $1.3 million and $1.8 million, respectively. As of March 31, 2010, compensation cost related to nonvested stock options not yet recognized in the income statement was $6.5 million and is expected to be recognized over an average period of 1.73 years.

Restricted Stock

During the three months ended March 31, 2010, the Company issued 932,800 shares of restricted stock at a weighted average grant date fair value of $8.26. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the stockholders are entitled to voting rights. Dividend payments are deferred until the requisite service period has lapsed; additionally, any deferred dividends will be forfeited if the award shares are forfeited by the grantee. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock compensation expense for the three months ended March 31, 2010 and 2009 was $1.3 million and $233,000, respectively. As of March 31, 2010, compensation cost related to nonvested shares not yet recognized in the income statement was $12.9 million and is expected to be recognized over an average period of 3.31 years.

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the three months ended March 31, 2010, the Company withheld 85,079 shares of common stock at a value of approximately $661,000. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

Employee Stock Purchase Program

In April 2007, the Company’s Board of Directors adopted the ESPP to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. In February 2010, the number of shares that employees could purchase under the ESPP was increased to 1,500,000 in the aggregate. Employees contribute to the plan during six-month offering periods that begin on March 1st and September 1st of each year. The per share price of common stock purchased pursuant to the ESPP shall be 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase, whichever is lower.

ESPP compensation expense for the three months ended March 31, 2010 and 2009 was $62,000 and $109,000, respectively. A total of 64,479 shares were issued under the plan during the three months ended March 31, 2010. As of March 31, 2010, there were 716,930 shares available under the plan.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C. is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the three months ended March 31, 2010 or 2009.

10. RESTRUCTURING CHARGE

The following table represents the restructuring liability balance at March 31, 2010 (in thousands):

	Three Months Ended March 31, 2010
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Total Remaining Liability
2009 Plans
Severance and benefits	$462	$7	$(329)	$140
Facilities	470	(68)	(193)	209

Total 2009 Plans	$932	$(61)	$(522)	$349

Q1 2010 Plan
Severance and benefits	$—	$937	$(494)	$443
Facilities	—	97	—	97

Total Q1 2010 Plan	$—	$1,034	$(494)	$540

Total
Severance and benefits	$462	$944	$(823)	$583
Facilities	470	29	(193)	306

	$932	$973	$(1,016)	$889

2010 Restructuring Activity

During the first quarter of 2010, the Company implemented a restructuring plan to eliminate certain positions in order to realign the cost structure and to allow for increased investment in several areas. As a result of this restructuring, the Company recorded a restructuring charge of $937,000 for severance and benefit costs for the reduction in headcount of approximately 25 employees. As of March 31, 2010, the Company has a remaining severance and benefits liability of $443,000, which is expected to be fully paid by the third quarter of 2010. As part of the Company’s continued effort to manage operating costs, a restructuring charge of $97,000 was recorded for the closure of an office location and is expected to be paid in the second quarter of 2010. These amounts are reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

2009 Restructuring Activity

During the first quarter of 2009, the Company implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure and to allow for increased investment in its key strategic areas. The plan included a reduction in headcount of approximately 50 employees. As a result of this plan, the Company recorded a charge of $1.4 million for severance and severance-related costs for the three months ended March 31, 2009.

The balance of the 2009 restructuring activity in the table above is expected to be fully paid in the third quarter of 2011.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At March 31, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the Amended Credit Agreement by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $877,000 at March 31, 2010 and December 31, 2009. These instruments had not been drawn on by third parties at March 31, 2010 or December 31, 2009.

Guarantees

The Company provides limited indemnification to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. The Company does not believe that it currently has any material financial exposure with respect to indemnification provided to customers. However, due to the lack of claims for indemnification from customers, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any. Estimated losses for such indemnifications are evaluated under ASC 450, Contingencies, as interpreted by ASC 460, Guarantees.

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

The Company’s products and services are sold primarily in the United States, but also include sales through direct and indirect sales channels outside the United States, primarily in Canada, South Africa, Australia and the United Kingdom. For the three months ended March 31, 2010, approximately 8% of the Company’s total revenues were generated from sales outside of the United States. Less than 5% of the Company’s total revenues were generated from sales outside of the United States for the three months ended March 31, 2009. As of March 31, 2010 and December 31, 2009, the Company had $3.4 million and $4.0 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2010 or 2009.

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

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Federal securities laws, that involve substantial risks and uncertainties about our business and prospects. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. There will be events in the future, however, that we are not able to predict accurately or control.

Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in this Quarterly Report on Form 10-Q. The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, financings, securities offerings or business combinations that may be announced or closed after the date hereof. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part II, Item 1A).

All dollar amounts expressed as numbers in tables (except per share amounts) in this MD&A are in millions.

Certain tables may not calculate due to rounding.

Company Overview

Since our founding in 1983, we have established a leading position as a provider of enterprise applications software and related services designed and developed specifically for project-focused organizations. These organizations include architectural and engineering firms, government contractors, aerospace and defense contractors, information technology services firms, professional services and consulting organizations, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others.

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

In our management decision making, we continuously balance our need to achieve short-term financial and operational goals with the equally critical need to continuously invest in our products and infrastructure to ensure our future success. In making decisions around investment levels and our future plans, we consider many factors, including:

•	Our ability to expand our presence and penetration of existing markets;

•	The extent to which we can sell new products to existing customers and sell upgrades to applications from legacy products in our current portfolio;

•	Our ability to offer new sales and pricing models and strategies;

•	Our success in maximizing our network of alliance partners;

•	Our ability to expand our presence in new markets and broaden our reach geographically; and

•	The pursuit and successful integration of acquired companies.

We have acquired companies to broaden our product offerings, expand our customer base and provide us with a future opportunity to migrate those added customers to newer applications we may develop. The products of the acquired companies provide our customers with core functionality that complements our own established products.

In December 2009, we acquired mySBX Corporation, an online enterprise that enables organizations and professionals to rapidly identify opportunities, manage resources, win more business and increase profits.

In March 2010, we acquired S.I.R.A. Inc.’s web-based budgeting, forecasting, and resource planning business specifically designed for government contractors.

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

Our license revenue for the three months ended March 31, 2010 increased 25% as compared to the three months ended March 31, 2009. We believe the increase in revenue was primarily attributable to the improved confidence among our customers with regard to their economic outlook, as license revenue for each of our product families increased in comparison to the prior-year period. In addition, our existing customers continued to purchase additional software licenses and add-on products and continued to convert to current versions of our software offerings.

During the three months ended March 31, 2010, we experienced an increase in new customer activity among our architecture and engineering and other professional services customers, as well as our government contract customers. While the timing and extent of any economic recovery remains uncertain, we expect that these current economic trends may continue during the first half of 2010. In particular, we believe that there remains an opportunity in international markets for our Vision product among architecture and engineering and professional services customers.

Going forward, we also expect that continued government spending, increased regulation by government agencies and the application of funds from the economic stimulus package could benefit our government contracting customers. While we anticipate that these trends may impact demand for our consulting, maintenance and support services in the future, it is difficult to predict when and to what extent the potential benefits of the economic stimulus package will be experienced by government contracting and other customers.

We also expect continued demand in the first half of 2010 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our existing software. However, we may not experience the same level of demand when compared to historical periods for consulting services from our customers as the decrease in software license sales that we experienced in recent periods may impact our consulting services revenues in 2010 and beyond and we may not be able to replicate the impact of large implementation projects that will come to a successful conclusion during 2010. We also expect continued demand for our maintenance services given our high maintenance retention rate and stable base of customers.

During the three months ended March 31, 2010, we incurred additional restructuring charges of approximately $1.0 million as we continue to realign our cost structure and allow for increased investment in our key strategic objectives. In light of the economic challenges our customers have faced and the related impact on their purchasing and business decisions, we have proactively managed, and will continue to proactively manage, our business to control operating expenses and realign resources in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$14.0	$11.2	$2.8	25
Consulting services	17.2	20.1	(2.9)	(14)
Maintenance and support services	32.6	30.6	2.0	6
Other revenues	—	0.1	(0.1)	(100)

Total revenues	$63.8	$62.0	$1.8	3

COST OF REVENUES:
Cost of software license fees	$1.0	$1.4	$(0.4)	(27)
Cost of consulting services	14.6	17.3	(2.7)	(16)
Cost of maintenance and support services	6.1	5.8	0.3	7
Cost of other revenues	—	—	—	—

Total cost of revenues	$21.7	$24.5	$(2.8)	(11)

GROSS PROFIT	$42.1	$37.5	$4.6	12

OPERATING EXPENSES:
Research and development	$11.1	$10.9	$0.2	2
Sales and marketing	11.0	11.5	(0.5)	(4)
General and administrative	9.8	7.9	1.9	23
Restructuring charge	1.0	1.4	(0.4)	(31)

Total operating expenses	$32.9	$31.7	$1.2	4

INCOME FROM OPERATIONS	$9.2	$5.8	$3.4	59

Interest income	—	—	—	—
Interest expense	(2.7)	(1.5)	1.2	(80)
Other expense, net	0.1	–	0.1	100

INCOME BEFORE INCOME TAXES	6.6	4.3	2.3	54
Income tax expense	2.4	1.6	0.8	50

NET INCOME	$4.2	$2.7	$1.5	56

Revenues

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$14.0	$11.2	$2.8	25
Consulting services	17.2	20.1	(2.9)	(14)
Maintenance and support services	32.6	30.6	2.0	6
Other revenues	—	0.1	(0.1)	(100)

Total revenues	$63.8	$62.0	$1.8	3

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

Software license fee revenues increased $2.8 million, or 25%, to $14.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Vision license revenues increased $0.9 million and Costpoint, EPM, and GCS license revenues increased $1.9 million. The increase was partially attributed to revenue recognized in 2010 for one larger transaction as well as improved confidence among our customers with regard to their economic outlook, as license revenue for each of our product families increased in comparison to the prior-year period.

While the extent of the financial and economic turnaround remains uncertain, we expect the improved confidence among our customers to continue in the first half of 2010 as compared to the same period in the prior year. Nonetheless, we may not experience the same level of demand in the first half of 2010 when compared to historical periods for our software solutions.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications, and are typically provided on a time-and-materials basis.

Consulting services revenues decreased $2.9 million, or 14%, to $17.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This is a result of declines of $2.5 million in software implementation consulting services and $0.4 million in reimbursable revenues, which is the result of lower license revenue related to activity in prior quarters as well as the conclusion of some large implementation projects.

Although we expect continued demand in the first half of 2010 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our existing software, we may not be able to replicate the impact of large implementation projects that will come to a successful conclusion during 2010. In addition, the decrease in software license sales in recent periods may also impact our consulting services revenues in 2010 and beyond. Moreover, we may not experience the same level of demand as previously experienced from our government contracting and architecture and engineering and professional services customers as they remain cautious with respect to the expansion of their business opportunities.

Maintenance and Support Services

Maintenance revenues increased $2.0 million, or 6%, to $32.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $2.2 million year over year, while Vision maintenance revenue remained flat. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers and annual price escalations for our maintenance services. In addition, the sales allowance increased by $0.2 million.

Other Revenues

Our other revenues consist primarily of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as sales of third-party hardware and software. For the three months ended March 31, 2010, other revenues remained relatively flat compared to the three months ended March 31, 2009.

Cost of Revenues

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.0	$1.4	$(0.4)	(27)
Cost of consulting services	14.6	17.3	(2.7)	(16)
Cost of maintenance and support services	6.1	5.8	0.3	7
Cost of other revenues	—	—	—	—

Total cost of revenues	$21.7	$24.5	$(2.8)	(11)

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.4 million, or 27%, to $1.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was the result of lower amortization of capitalized software and purchased intangible assets of $0.5 million offset by higher royalty expense for third party software of $0.1 million.

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

Cost of consulting services decreased $2.7 million, or 16%, to $14.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The key drivers were decreases in labor and related benefits of $2.2 million resulting from a reduction in headcount of 21% to approximately 250, decreases in travel expenses of $0.3 million, and decreases in third-party contractor expenses of $0.2 million.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $0.3 million, or 7%, to $6.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The change is due to an increase in labor and related benefits of $0.2 million and other expenses of $0.1 million.

Cost of Other Revenues

Our cost of other revenues includes the cost of third-party equipment and software purchased for customers as well as the cost associated with our annual user conference. For the three months ended March 31, 2010, cost of other revenues remained relatively flat compared to the three months ended March 31, 2009.

Operating Expenses

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$11.1	$10.9	$0.2	2
Sales and marketing	11.0	11.5	(0.5)	(4)
General and administrative	9.8	7.9	1.9	23
Restructuring charge	1.0	1.4	(0.4)	(31)

Total operating expenses	$32.9	$31.7	$1.2	4

Research and Development

Our product development expenses consist primarily of salaries, benefits, stock-based compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $0.2 million, or 2%, to $11.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The drivers of the increase were higher labor and related benefits of $0.5 million offset by lower other expenses of $0.3 million.

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

Sales and marketing expenses decreased by $0.5 million, or 4%, to $11.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was primarily due to decreases in labor and related benefits of $0.7 million from a reduction in headcount and decreases in amortization of purchased intangibles of $0.1 million offset by increases in commissions of $0.3 million.

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

General and administrative expenses increased $1.9 million, or 23%, to $9.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The key drivers were increases in labor and labor-related benefits of $1.7 million, increases in third-party consultant expenses of $0.3 million, increases in professional services of $0.3 million and increases in other expenses of $0.2 million offset by decreases in bad debt of $0.4 million and tax and license fees of $0.2 million.

Restructuring Charge

During the three months ended March 31, 2010, we recorded a restructuring charge of approximately $1.0 million in an effort to realign our cost structure and to close an office location. The charge included $0.9 million for severance and benefit costs for approximately 25 employees and $0.1 million for facilities related expenses associated with the closure of one office location. During the three months ended March 31, 2009, we recorded a $1.4 million restructuring charge primarily for severance and severance-related costs for approximately 50 employees.

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three months ended March 31, 2010, when compared with the three months ended March 31, 2009.

Interest Expense

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(dollars in millions)
Interest expense	$2.7	$1.5	$1.2	80

Interest expense increased by $1.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase resulted from higher interest rates attributed to the amendment to our credit facility in August 2009 offset by the decrease in the LIBO rate compared to the prior year.

Income Taxes

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(dollars in millions)
Income tax expense	$2.4	1.6	$0.8	50

Income tax expense increased to $2.4 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009. As a percentage of pre-tax income, income tax expense was 36.6% and 38.2% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective tax rate for the first quarter of 2010 compared to the first quarter of 2009 is primarily due to the increase in the allowable domestic production activities deduction and expected utilization of foreign tax credits not scheduled to expire for ten years, partially offset by the expiration of the credit for research and development activities.

Effective January 1, 2007, we adopted the provisions of ASC 740-10, Income Taxes-Overall. ASC 740-10 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the three months ended March 31, 2010, the Company established an additional liability of less than $0.1 million associated with certain permanent adjustment and associated interest on prior period ASC 740-10 adjustments.

Credit Agreement

The Company has maintained a credit agreement since 2005 with a syndicate of lenders led by Credit Suisse. The credit agreement was amended and extended in August 2009 (the “Amended Credit Agreement”), as a result of which the maturity of $129.4 million of term loans was extended to April 2013 (the “Extended Portion”). The maturity of the remaining $50.2 million of term loans continues to mature in April 2011 (the “Non-Extended Portion”). In addition, the expiration of $22.5 million of the Company’s $30 million revolving credit facility was also extended to April 2013. The remaining $7.5 million under the revolving credit facility expired in April 2010.

The Non-Extended Portion of the term loans continues to accrue interest at a rate of 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”).The spread above the LIBO rate decreases as the Company’s leverage ratio, as defined in the Amended Credit Agreement, decreases. The interest rate for the Extended Portion of the term loans and the revolving credit facility is the LIBO rate plus 4.25% with a LIBO rate floor of 2.00%. The Company is obligated to pay a commitment fee ranging from 0.5% to 0.75% of the unused portion of the revolving credit facility.

The Amended Credit Agreement requires mandatory prepayments of the term loans from annual excess cash flow, as defined in the agreement, and from the net proceeds of certain asset sales or equity issuances. Mandatory prepayments, such as those made from annual cash flow, as well as voluntary prepayments, are applied pro rata against the outstanding balances of the non-extended and extended loans.

During the first quarter of 2010, we made a scheduled principal payment of $323,000 and a mandatory principal prepayment of $26.7 million from our 2009 annual excess cash flow. The mandatory excess cash flow payment was applied pro rata against the non-extended and extended term loans.

As of March 31, 2010, the outstanding amount of the term loans was $151.9 million ($109.2 million relating to the Extended Portion and $42.7 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans. As of December 31, 2009, the outstanding amount of the term loans was $179.0 million ($128.8 million relating to the Extended Portion and $50.2 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans. There were no borrowings under the revolving credit facility at March 31, 2010 and December 31, 2009, with the exception of certain contingent liabilities related to outstanding letters of credit described below.

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

The following table summarizes the significant financial covenants under the Amended Credit Agreement (adjusted EBITDA below is as defined in the Amended Credit Agreement):

Covenant Requirement	Calculation	As of March 31, 2010		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	8.54	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.92	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.30	Less than 3.25 to 1.00

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of March 31, 2010, we were in compliance with all covenants related to our Amended Credit Agreement. Based on our current expectations of our future performance, we believe that we will continue to satisfy the financial covenants of our Amended Credit Agreement for the foreseeable future.

The following table summarizes future principal payments on the Amended Credit Agreement as of March 31, 2010 (in thousands):

Total Remaining Principal Payments
2010	$17,693
2011	25,888
2012	1,111
2013	107,251

Total principal payments	$151,943

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

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. The cost of our acquisitions can be financed with available cash flow or, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings are repaid in subsequent periods with available cash provided by operating or financing activities.

We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At March 31, 2010, the total amount of letters of credit guaranteed under the revolving credit facility was $877,000. As a result, available borrowings on the revolving credit facility at March 31, 2010 were $29.1 million.

We expect that our future growth will continue to require additional working capital. While future working capital requirements are difficult to forecast, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months.

Our Amended Credit Agreement provides for greater financial flexibility by extending our debt repayments over a longer term.

We also believe that the aggregate cash balance of $119.3 million as of March 31, 2010 is sufficient to cover the payments due over the next eighteen months of $43.3 million under the Amended Credit Agreement. In the future, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or modifying our Amended Credit Agreement.

In June 2009, we completed our common stock rights offering, which was fully subscribed by our stockholders, resulting in the issuance of 20 million shares of common stock. Net proceeds after deducting fees and offering expenses were approximately $58.2 million. We used $3.1 million to prepay indebtedness under our credit agreement and intend to use the remaining net proceeds from the rights offering for additional working capital, strategic investments and acquisitions, reduction of indebtedness or general corporate purposes.

Analysis of Cash Flows

For the three months ended March 31, 2010, we generated cash from operating activities of $19.7 million, compared to $17.4 million during the comparable period for 2009. The increase of $2.3 million was attributed to an increase in deferred revenue of $3.3 million which was primarily attributed to moving to annual maintenance billings in 2010. This was partially offset by an increase in cash payments of $0.2 million for taxes and $1.1 million in interest.

Net cash used in investing activities was $6.6 million for the three months ended March 31, 2010, compared to $0.4 million used during the comparable period of 2009. Our use of cash in investing activities in the first three months of 2010 was for the purchase of the assets of S.I.R.A., Inc. for $6.1 million and the purchase of property and equipment of $0.5 million. The use of cash in the comparable period in 2009 was for the purchase of property and equipment of $0.3 million and for capitalized software development costs of $0.1 million.

Net cash used in financing activities was $26.4 million for the three months ended March 31, 2010, compared to net cash used in financing activities of $9.8 million during the comparable period of 2009. Cash used in financing activities in the first three months of 2010 was primarily related to $27.0 million in debt repayments and $0.7 million for shares withheld for minimum tax withholdings on restricted stock. This was offset from proceeds for the issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises of $1.3 million. The use of cash for the comparable period in 2009 was for debt repayments of $10.2 million offset by the proceeds for the issuance of stock due to the Company’s employee stock purchase plan and stock option exercises of $0.4 million.

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

Our consulting services revenues are impacted by software license sales, the availability of our consulting resources to work on customer implementations and the adequacy of our contracting activity to maintain full utilization of our available resources. As a result, services revenues are much less subject to seasonal fluctuations.

Our maintenance revenues are generally not subject to significant seasonal fluctuations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in

Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. We do not anticipate that the adoption of these standards will have an impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At March 31, 2010, we had $119.3 million in cash and cash equivalents. Our interest expense associated with the Non-Extended Portion of our term loans and revolving credit facility will vary with market rates. As of March 31, 2010, we had approximately $151.9 million in debt outstanding, of which $109.2 million is set at a fixed rate, due to the LIBO rate floor established in the Amended Credit Agreement, and the remaining $42.7 million is at a variable rate. Based upon the variable rate debt outstanding as of March 31, 2010, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. However, an increase in the LIBO rate above the LIBO rate floor subsequent to March 31, 2010 could also cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of March 31, 2010, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.2 million on an annual basis, and likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the three months ended March 31, 2010 or 2009. To date, exchange rate fluctuations have had an insignificant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates would not have a material effect on our financial statements.

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

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2009 and the three months ended March 31, 2010, resellers accounted for approximately 9% and 10%, respectively, of our software license fee revenue.

We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, or of any disruption in the financial and credit markets. If the financial and credit markets do not return to previous levels, or if the recovery from the current economic slowdown were delayed, our business, financial condition, cash flow, and results of operations could be materially adversely affected.

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

Historically, our operating results have varied from quarter to quarter and from year to year. Consequently, we believe that investors should not view our historical revenue and other operating results as an indicator of our future performance. A number of factors contribute to the variability in our revenue and other operating results, including the following:

•	global and domestic economic and financial conditions;

•	the number and timing of major customer contract wins, which tend to be unpredictable and which may disproportionately impact our software license fee revenue and operating results;

•	the highest concentration of our software license sales is typically in the last month of each quarter resulting in diminished predictability of our quarterly results;

•	the higher concentration of our software license sales in the last quarter of each fiscal year, resulting in diminished predictability of our annual results;

•	the discretionary nature of our customers’ purchases, varying budget cycles and amounts available to fund purchases resulting in varying demand for our products and services;

•	delays or deferrals by customers in the implementation of our products;

•	the level of product and price competition;

•	the length of our sales cycles;

•	the timing of recognition of deferred revenue, including as a result of fixed-price contractual arrangements;

•	any significant change in the number of customers renewing or terminating maintenance agreements with us;

•	our ability to deliver and market new software enhancements and products;

•	announcements of technological innovations by us or our competitors;

•	the relative mix of products and services we sell;

•	developments with respect to our intellectual property rights or those of our competitors; and

•	our ability to attract, train and retain qualified personnel.

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

Between 2006 and 2009 our total revenue increased from $228.3 million to $265.8 million, or approximately 16%. For the three months ended March 31, 2010, our total revenue was $63.8 million. Our worldwide headcount has increased from approximately 1,040 employees at the end of 2006 to approximately 1,110 employees worldwide as of March 31, 2010.

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

We have customers in approximately 70 countries and international markets accounted for approximately 9% of our total software license fee revenue for both the twelve months ended December 31, 2009 and the three months ended March 31, 2010. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets. If we are unable to further our expansion into international markets, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

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

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 47% and 40% of our total revenue in 2009 and 2008, respectively. For the three months ended March 31, 2010, revenues from maintenance services constituted approximately 51% or our total revenue.

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

As of March 31, 2010, we had approximately $151.9 million of outstanding debt under our credit agreement and term loans at interest rates which are subject to market fluctuation. Over the remainder of 2010, approximately $17.7 million of principal is due and payable. Our indebtedness and related obligations could have important future consequences to us, such as:

•	potentially limiting our ability to obtain additional financing to fund growth, working capital, and capital expenditures or to meet existing debt service or other cash requirements;

•	exposing us to the risk of increased interest costs if the underlying interest rates rise significantly;

•	potentially limiting our ability to invest operating cash flow in our business due to existing debt service requirements; or

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our existing debt service obligations, borrow additional funds or refinance our existing debt will depend on many factors, including prevailing financial or economic conditions, our past performance and our financial and operational outlook. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

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

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for the three months ended March 31, 2010, and for the years ended 2009 and 2008, was generated from the sale of perpetual licenses.

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

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $11.1 million, or 17%, of revenue for the three months ended March 31, 2010, approximately $43.4 million, or 16%, of revenue in 2009 and approximately $45.8 million, or 16%, of revenue in 2008. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

We are a highly automated business and rely on our network infrastructure, enterprise applications and internal and external technology and infrastructure systems for our development, sales, marketing, support and operational activities. A disruption or failure of any or all of these systems could result from catastrophic events, including major telecommunications failures, cyber attacks, terrorist attacks, fires, earthquakes, storms or other severe climate-related events. A disruption or failure of any or all of these systems could cause system interruptions to our operations, including product development, sales-cycle or product implementation delays, as well as loss of data or other disruptions to our relationships with current or potential customers.

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

We derive a significant portion of our revenues from federal government contractors. For the three months ended March 31, 2010, and for the years ended December 31, 2009 and 2008, over half of our software license fee revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards.

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

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $70.2 million and other purchased intangible assets valued at approximately $15.5 million as of March 31, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2009. In addition, there have been no events or changes in circumstances that have occurred during the three months ended March 31, 2010 that indicate there is an impairment of goodwill or intangible assets. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred from time to time and may occur in the future increases the possibility of such an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

If we were to identify material weaknesses in our internal controls, those weaknesses may impede our ability to produce timely and accurate financial statements, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business reputation and stock price.

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

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although in 2009 the New Mountain Funds waived any right to collect a transaction fee in connection with our stock rights offering and the amendment of our credit agreement, their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 67,374,351 shares outstanding as of May 3, 2010. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: May 10, 2010	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DELTEK, INC.

Dated: May 10, 2010	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 10, 2010	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.