Form 10-Q
period 2010-06-30
DELTEK, INC
filed 2010-08-09
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of August 5, 2010 was 67,553,706 and 100, respectively.

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (unaudited)	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Deficit at June 30, 2010 and December 31, 2009 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Removed and Reserved	42
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	44
EXHIBIT INDEX	45

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,654	$132,636
Accounts receivable, net of allowance of $2,280 and $2,658 at June 30, 2010 and December 31, 2009, respectively	39,233	42,531
Deferred income taxes	4,812	6,014
Prepaid expenses and other current assets	8,662	11,256
Short-term investments	9,939	—
Income taxes receivable	763	—

TOTAL CURRENT ASSETS	194,063	192,437
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $22,159 and $19,833 at June 30, 2010 and December 31, 2009, respectively	10,365	11,371
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	397	618
LONG-TERM DEFERRED INCOME TAXES	8,817	6,359
INTANGIBLE ASSETS, NET	14,361	13,748
GOODWILL	70,142	63,910
OTHER ASSETS	2,665	3,165

TOTAL ASSETS	$300,810	$291,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$43,025	$44,707
Accounts payable and accrued expenses	27,894	26,740
Accrued liability for redemption of stock in recapitalization	317	317
Deferred revenues	60,657	40,176
Income taxes payable	—	992

TOTAL CURRENT LIABILITIES	131,893	112,932
LONG-TERM DEBT	108,918	134,250
OTHER TAX LIABILITIES	2,077	1,871
OTHER LONG-TERM LIABILITIES	4,175	1,875

TOTAL LIABILITIES	247,063	250,928
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at June 30, 2010 or December 31, 2009	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 67,500,878 and 66,292,415 shares at June 30, 2010 and December 31, 2009, respectively	68	66
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	256,166	249,798
Accumulated deficit	(201,433)	(208,509)
Accumulated other comprehensive deficit	(1,054)	(675)

TOTAL STOCKHOLDERS’ EQUITY	53,747	40,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,810	$291,608

See accompanying notes to condensed consolidated financial statements

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES:
Software license fees	$14,525	$15,758	$28,529	$26,984
Consulting services	13,520	19,216	30,738	39,282
Maintenance and support services	32,710	30,987	65,281	61,584
Other revenues	3,713	3,408	3,724	3,512

Total revenues	64,468	69,369	128,272	131,362

COST OF REVENUES:
Cost of software license fees	1,213	1,835	2,233	3,223
Cost of consulting services	12,103	16,140	26,668	33,457
Cost of maintenance and support services	6,047	5,529	12,161	11,269
Cost of other revenues	4,098	4,605	4,116	4,648

Total cost of revenues	23,461	28,109	45,178	52,597

GROSS PROFIT	41,007	41,260	83,094	78,765

OPERATING EXPENSES:
Research and development	11,741	10,773	22,844	21,644
Sales and marketing	11,351	10,653	22,392	22,172
General and administrative	10,974	9,412	20,727	17,317
Restructuring (benefit) charge	(55)	1,135	918	2,548

Total operating expenses	34,011	31,973	66,881	63,681

INCOME FROM OPERATIONS	6,996	9,287	16,213	15,084
Interest income	10	11	22	22
Interest expense	(2,282)	(1,473)	(4,988)	(2,982)
Other (expense) income, net	(95)	24	(46)	21

INCOME BEFORE INCOME TAXES	4,629	7,849	11,201	12,145
Income tax expense	1,719	2,948	4,125	4,590

NET INCOME	$2,910	$4,901	$7,076	$7,555

EARNINGS PER SHARE
Basic	$0.04	$0.09	$0.11	$0.15

Diluted	$0.04	$0.09	$0.11	$0.15

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	64,674	52,394	64,558	49,560

Diluted weighted average shares	66,046	52,914	65,928	49,940

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,076	$7,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	447	2,472
Depreciation and amortization	4,718	5,529
Amortization of debt issuance costs	567	481
Stock-based compensation expense	5,301	4,179
Employee stock purchase plan expense	129	162
Restructuring (benefit) charge, net	(51)	918
Loss on disposal of fixed assets	2	23
Deferred income taxes	(1,688)	(1,909)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	4,159	(1,675)
Prepaid expenses and other assets	2,492	501
Accounts payable and accrued expenses	(321)	(1,480)
Income taxes receivable/payable	(1,187)	(120)
Excess tax (deficiency) benefit from stock awards	(571)	108
Other tax liabilities	197	127
Other long-term liabilities	(323)	(289)
Deferred revenues	19,786	16,065

Net Cash Provided by Operating Activities	40,733	32,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(6,109)	—
Purchase of short-term investments	(9,263)	—
Purchase of property and equipment	(1,560)	(931)
Capitalized software development costs	—	(150)

Net Cash Used in Investing Activities	(16,932)	(1,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with rights offering, net of issuance costs	—	58,228
Proceeds from exercise of stock options	922	677
Excess tax benefit (deficiency) from stock awards	571	(108)
Proceeds from issuance of stock under employee stock purchase plan	413	310
Shares withheld for minimum tax withholding on vested restricted stock awards	(661)	—
Repayment of debt	(27,015)	(13,211)

Net Cash (Used in) Provided by Financing Activities	(25,770)	45,896

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(13)	207

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,982)	77,669

CASH AND CASH EQUIVALENTS—Beginning of period	132,636	35,788

CASH AND CASH EQUIVALENTS—End of period	$130,654	$113,457

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for purchases of property and equipment	$—	$184

Accrued liability for purchase of short-term investments	$834	$—

Cash paid during the period for:
Interest	$4,419	$2,512

Income taxes, net	$6,900	$6,669

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE DEFICIT

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	43,474,220	$43	100	$—	$177,249	$(229,905)	$(1,197)	(53,810)

Net income	—	—	—	—	—	—	—	21,396	—	21,396
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	522	522

Comprehensive income										21,918
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	58,228
Stock issued for acquisitions	—	—	247,038	—	—	—	1,454	—	—	1,454
Issuance of common stock under the employee stock purchase plan	—	—	635,855	1	—	—	2,014	—	—	2,015
Stock options exercised	—	—	245,750	—	—	—	887	—	—	887
Issuance of restricted stock awards, net of forfeitures of 73,652	—	—	1,707,848	2	—	—	(2)	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	80	—	—	80
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(541)	—	—	(541)
Stock compensation	—	—	—	—	—	—	10,547	—	—	10,547
Exchange of liability for restricted stock	—	—	—	—	—	—	25	—	—	25
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(18,296)	—	—	—	(123)	—	—	(123)

Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	$40,680

Net income	—	—	—	—	—	—	—	7,076	—	7,076
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(387)	(387)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	8	8

Comprehensive income										6,697
Issuance of common stock under the employee stock purchase plan	—	—	64,479	—	—	—	413	—	—	413
Stock options exercised	—	—	234,028	1	—	—	921	—	—	922
Issuance of restricted stock awards, net of forfeitures of 159,265	—	—	995,035	1	—	—	(1)	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	571	—	—	571
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(353)	—	—	(353)
Stock compensation	—	—	—	—	—	—	5,454	—	—	5,454
Exchange of liability for restricted stock	—	—	—	—	—	—	24	—	—	24
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(85,079)	—	—	—	(661)	—	—	(661)

Balance at June 30, 2010	—	$—	67,500,878	$68	100	$—	$256,166	$(201,433)	$(1,054)	$53,747

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2010

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the allowance for doubtful accounts receivable and sales allowances, lives of tangible and intangible assets, impairment of long-lived and other assets, realization of deferred tax assets, accrued liabilities, stock-based compensation, revenue recognition, valuation of acquired deferred revenue, goodwill and intangible assets, and provisions for income taxes. Actual results could differ from those estimates.

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

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”). Direct costs related to these arrangements are deferred and expensed as the related revenue is recognized.

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

The Company’s standard software license agreements do not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

Software license fee revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when these channels complete the sale and the Company delivers the software products.

The Company’s standard payment term for its software license agreements is generally 180 days or less. The Company considers the software license fee to be fixed and determinable unless the fee is subject to refund or adjustment, or is not payable within 180 days. Revenue from arrangements with payment terms extending beyond 180 days is recognized as payments become due and payable.

Implementation, installation and other consulting services are generally billed based upon hourly rates, plus reimbursable out-of-pocket expenses and related administrative fees. Revenue on these arrangements is recognized based on hours actually incurred at the contract billing rates, plus out-of-pocket expenses. Implementation, installation and other consulting services revenue under fixed-fee arrangements is generally recognized as the services are performed if the Company has the ability to demonstrate it can reasonably estimate percentage of completion.

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

Other revenue mainly includes fees collected for the Company’s annual user conference, which is typically held in the second quarter. Other revenue also includes subscription memberships and term license agreements. For these arrangements, revenue is recognized ratably over the contractual term.

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

The Company measures its cash and cash equivalents at fair value based on quoted prices that are equivalent to par value (Level 1). The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents primarily include funds held in money market accounts on a short-term basis. At June 30, 2010, the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at June 30, 2010 consisted of $129.3 million in money market investments and $1.3 million in cash. The Company’s cash and cash equivalents at December 31, 2009 consisted of $132.6 million in money market investments and no amount in cash.

In June 2010, the Company purchased equity securities of Maconomy A/S (“Maconomy”) which are measured at fair value based on quoted market prices listed on security exchanges (Level 1). Equity securities that have a readily determinable fair value and which the Company does not intend to hold to maturity or actively trade are classified as available-for-sale. The Company evaluated the securities purchased in June 2010 and determined that available-for-sale was the appropriate classification. For available-for-sale securities, unrealized holding gain and losses and unrealized foreign currency translation adjustments are recorded in “Accumulated Other Comprehensive Deficit” in the condensed consolidated balance sheet. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period. The Company had no equity securities at December 31, 2009. Available-for-sale securities at June 30, 2010 consisted of the following (in thousands):

	Cost	Fair value	Carrying value	Gross unrealized gain	Gross unrealized loss	Unrealized foreign currency translation adjustment
Current equity securities:
Common stock	$10,097	$9,939	$9,939	$8	$—	$(166)

The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active market for the debt, the Company has determined that the carrying value of its debt approximates fair value as a result of the Company’s debt refinancing in August 2009 at current market rates as well as the fact that the debt has a variable interest rate component. The estimated fair value of the Company’s debt at June 30, 2010 and December 31, 2009 was $151.9 million and $179.0 million, respectively.

As of June 30, 2010 and December 31, 2009, the Company had no derivative financial instruments. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized as earnings during the period of change.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$118
Property and Equipment	8
Intangible assets	2,611
Goodwill	6,267
Accounts payable and accrued expenses	(18)
Deferred revenue	(58)

Total purchase price	$8,928

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships	$354	10 years
Technology	2,257	4 years

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

Under the terms of the purchase agreement, the Company paid $95,000 of mySBX acquisition costs which were expensed as incurred. In addition, there is a retention arrangement with one of the former mySBX stockholders, pursuant to which the stockholder will receive up to 67,496 shares of restricted stock if the individual is employed on the one-year and two-year anniversaries of the acquisition. The restricted stock is being expensed as the requisite services are provided. The acquisition did not result in any contingent consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$18
Intangible assets	791
Goodwill	6,062
Deferred tax assets	903
Accounts payable	(594)
Accrued expenses	(41)
Deferred revenue	(5)
Deferred tax liability	(312)

Total purchase price	$6,822

The components and useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

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

4. EARNINGS PER SHARE

Net income per share is computed under the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, unvested restricted stock and shares from the Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the computation of basic and diluted net income per share (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share computation:
Net income (A)	$2,910	$4,901	$7,076	$7,555

Weighted average common shares—basic (B)	64,673,544	52,393,712	64,557,603	49,560,010

Basic net income per share (A/B)	$0.04	$0.09	$0.11	$0.15

Diluted earnings per share computation:
Net income (A)	$2,910	$4,901	$7,076	$7,555

Shares computation:
Weighted average common shares—basic	64,673,544	52,393,712	64,557,603	49,560,010
Effect of dilutive stock options, restricted stock, and ESPP	1,372,366	519,847	1,370,098	379,922

Weighted average common shares—diluted (C)	66,045,910	52,913,559	65,927,701	49,939,932

Diluted net income per share (A/C)	$0.04	$0.09	$0.11	$0.15

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

For the three months ended June 30, 2010 and 2009, 3,543,382 and 4,515,424 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, 3,601,382 and 5,239,124 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the six months ended June 30, 2010 (in thousands):

Balance as of January 1, 2010	$63,910
Acquisition of S.I.R.A., Inc.’s assets	6,267
Foreign currency translation adjustments	(35)

Balance as of June 30, 2010	$70,142

The Company performed an annual impairment test for goodwill as of December 31, 2009 and determined that there was no impairment of goodwill, as the Company’s fair value was assessed and it was determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the six months ended June 30, 2010 that indicate that there has been an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$20,418	$(13,361)	$7,057
Developed software	11,367	(8,589)	$2,778
Tradename and non-compete	347	(329)	$18
Foreign currency translation adjustments	14	(6)	$8

Total	$32,146	$(22,285)	$9,861

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500

Total	$36,646	$(22,285)	$14,361

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$20,064	$(11,896)	$8,168
Developed software	9,110	(8,066)	1,044
Tradename and non-compete	347	(323)	24
Foreign currency translation adjustments	29	(17)	12

Total	$29,550	$(20,302)	$9,248

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500

Total	$34,050	$(20,302)	$13,748

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Included in cost of revenue:
Cost of software license fees	$254	$263	$394	$618
Cost of consulting services	19	19	39	39
Cost of other revenues	75	—	90	—

Total included in cost of revenue	348	282	523	657
Included in operating expenses:	742	891	1,471	1,780

Total	$1,090	$1,173	$1,994	$2,437

The following table summarizes the estimated future amortization expense for the remaining six months of 2010 and years thereafter (in thousands):

Years Ending December 31,
2010-remaining	$2,169
2011	3,332
2012	2,181
2013	1,248
2014	604
Thereafter	319

Total	$9,853

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the six months ended June 30, 2010 or 2009.

6. DEBT

The Company has maintained a credit agreement since 2005 with a syndicate of lenders led by Credit Suisse. The credit agreement was amended and extended in August 2009 (the “Amended Credit Agreement”), as a result of which the maturity of $129.4 million of term loans was extended to April 2013 (the “Extended Portion”). The maturity of the remaining $50.2 million of term loans will mature in April 2011 (the “Non-Extended Portion”). In addition, the expiration of $22.5 million of the Company’s $30.0 million revolving credit facility was also extended to April 2013. The remaining $7.5 million under the revolving credit facility expired in April 2010.

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

During the first quarter of 2010, the Company made a scheduled principal payment of $323,000 and a mandatory principal prepayment of $26.7 million from the Company’s 2009 annual excess cash flow. The mandatory excess cash flow payment was applied pro rata against the non-extended and extended term loans. During the second quarter of 2010, the Company was not required to make a scheduled principal payment as a result of the excess cash flow payment made in the first quarter of 2010.

As of June 30, 2010, the outstanding amount of the term loans was $151.9 million ($109.2 million relating to the Extended Portion and $42.7 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.4% for the Non-Extended Portion of the term loans. As of December 31, 2009, the outstanding amount of the term loans was $179.0 million ($128.8 million relating to the Extended Portion and $50.2 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans. There were no borrowings or other amounts outstanding under the revolving credit facility at June 30, 2010 and December 31, 2009 with the exception of certain contingent liabilities related to outstanding letters of credit, as discussed below.

The following table summarizes future principal payments on the Amended Credit Agreement as of June 30, 2010 (in thousands):

Total Remaining Principal Payments
2010	$17,693
2011	25,888
2012	1,111
2013	107,251

Total principal payments	$151,943

The loans are collateralized by substantially all of the Company’s assets and require the maintenance of certain financial covenants. The Amended Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, lending to subsidiaries, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of June 30, 2010.

At June 30, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $805,000. As a result, at June 30, 2010, the available borrowings on the revolving credit facility were $21.7 million.

7. INCOME TAXES

In accordance with ASC 740, Income Taxes, the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 36.8% and 37.8%, respectively.

During the six months ended June 30, 2010, the Company established an additional liability under ASC 740-10, Income Taxes—Overall, of $206,000, associated with certain deductible expenses and tax credits. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of June 30, 2010, the Company has a liability under ASC 740-10 of $2.1 million, which includes accrued interest and potential penalties of $154,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2006. Currently, the Company is under audit in the Philippines and Virginia for certain tax periods ended December 31, 2008, 2007 and 2006.

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

In April 2007, the Company’s Board of Directors approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. Grants issued under the 2007 Plan may be from either authorized but unissued shares or issued shares from equity awards which have been forfeited or withheld by the Company upon vesting for payment of the employee’s tax withholding obligations and returned to the plan as shares available for future issuance.

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Included in cost of revenue:
Cost of consulting services	$244	$387	$380	$790
Cost of maintenance and support services	204	97	394	186

Total included in cost of revenue	448	484	774	976
Included in operating expenses:
Research and development	590	433	1,130	935
Sales and marketing	513	413	1,175	787
General and administrative	1,209	891	2,351	1,643

Total included in operating expenses	2,312	1,737	4,656	3,365

Total	$2,760	$2,221	$5,430	$4,341

Stock Options

During the six months ended June 30, 2010, options to purchase 280,000 shares of common stock were granted, with a weighted average grant date fair value of $5.33 as determined under the Black-Scholes-Merton valuation model. During the six months ended June 30, 2010, options were exercised at an aggregate intrinsic value of $929,000. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Six Months Ended June 30,
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	69.4%	69.5%
Risk-free interest rate	3.0%	2.3%
Expected life (in years)	6.2	6.2

Stock option compensation expense for the three months ended June 30, 2010 and 2009 was $1.3 million and $1.8 million, respectively. Stock option compensation expense for the six months ended June 30, 2010 and 2009 was $2.6 million and $3.6 million, respectively. As of June 30, 2010, compensation cost related to unvested stock options not yet recognized in the income statement was $5.2 million and is expected to be recognized over an average period of 1.64 years.

Restricted Stock

During the six months ended June 30, 2010, the Company issued 1,154,300 shares of restricted stock at a weighted average grant date fair value of $8.23. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the shares are issued and the stockholders are entitled to voting rights. Dividend payments are deferred until the requisite service period has lapsed; additionally, any deferred dividends will be forfeited if the award shares are forfeited by the grantee. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock compensation expense for the three months ended June 30, 2010 and 2009 was $1.4 million and $375,000, respectively. Restricted stock compensation expense for the six months ended June 30, 2010 and 2009 was $2.7 million and $608,000, respectively. As of June 30, 2010, compensation cost related to unvested shares not yet recognized in the income statement was $12.8 million and is expected to be recognized over an average period of 3.18 years.

Upon each vesting of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the six months ended June 30, 2010, the Company withheld 85,079 shares of common stock at a value of approximately $661,000. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

Employee Stock Purchase Program

In April 2007, the Company’s Board of Directors adopted the ESPP to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. In February 2010, the number of shares that employees could purchase under the ESPP was increased to 1,500,000 in the aggregate. Employees may contribute to the plan during six-month offering periods that begin on March 1 and September 1 of each year. The per share price of common stock purchased pursuant to the ESPP is equal to 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase (i.e. the last day of the offering period), whichever is lower.

ESPP compensation expense for the three months ended June 30, 2010 and 2009 was $67,000 and $54,000, respectively. ESPP compensation expense for the six months ended June 30, 2010 and 2009 was $129,000 and $163,000, respectively. A total of 64,479 shares were issued under the ESPP during the six months ended June 30, 2010. As of June 30, 2010, there were 716,930 shares available under the ESPP.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C. is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the six months ended June 30, 2010 or 2009.

10. RESTRUCTURING CHARGE

The following table represents the restructuring liability balance at June 30, 2010 (in thousands):

	Six Months Ended June 30, 2010
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Total Remaining Liability
2009 Plans
Severance and benefits	$462	$(6)	$(413)	$43
Facilities	470	(112)	(294)	64

Total 2009 Plans	$932	$(118)	$(707)	$107

Q1 2010 Plan
Severance and benefits	$—	$947	$(880)	$67
Facilities	—	89	(89)	—

Total Q1 2010 Plan	$—	$1,036	$(969)	$67

Total
Severance and benefits	$462	$941	$(1,293)	$110
Facilities	470	(23)	(383)	64

	$932	$918	$(1,676)	$174

2010 Restructuring Activity

During the first quarter of 2010, the Company implemented a restructuring plan to eliminate certain positions in order to realign the cost structure and to allow for increased investment in several areas. As a result of this restructuring, the Company recorded in the first quarter of 2010 a restructuring charge of $937,000 for severance and benefit costs for the reduction in headcount of approximately 25 employees. The Company did not incur a restructuring charge for the second quarter of 2010; however, adjustments were made to previously recorded charges in the first half of 2010. As of June 30, 2010, the Company has a remaining severance and benefits liability of $67,000, which is expected to be fully paid in the third quarter of 2010. This amount is reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As part of the Company’s continued effort to manage operating costs, a restructuring charge of $97,000 was recorded in the first quarter of 2010 for the closure of an office location with adjustments made to this amount in the second quarter of 2010. This amount was fully paid in the second quarter of 2010.

2009 Restructuring Activity

In both the first and second quarter of 2009, the Company implemented restructuring plans to eliminate certain positions to realign the Company’s cost structure and to allow for increased investment in its key strategic areas. These plans included a reduction in headcount of approximately 80 employees. As a result of these plans, the Company recorded a charge of $2.4 million in the first half of 2009 for severance and severance-related costs, with $1.0 million of the charge being attributable to the second quarter of 2009. In addition, during the second quarter of 2009, the Company recorded charges totaling $79,000 relating to the consolidation of space at one office location.

The balance of the 2009 restructuring activity in the table above of $107,000 as of June 30, 2010 is expected to be fully paid in the third quarter of 2011.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At June 30, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the Amended Credit Agreement by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $805,000 and $877,000 at June 30, 2010 and December 31, 2009, respectively. These instruments had not been drawn on by third parties at June 30, 2010 or December 31, 2009.

Guarantees

The Company provides limited indemnification to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. The Company does not believe that it currently has any material financial exposure with respect to indemnification provided to customers. However, due to the lack of indemnification claims from customers, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any. Estimated losses for such indemnifications are evaluated under ASC 450, Contingencies, as interpreted by ASC 460, Guarantees.

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

Product Warranty

The Company’s standard software license agreement includes a warranty provision for software products. The Company generally warrants for a period of up to one year after delivery that the software shall operate substantially as stated in the then current documentation if the software is used in a supported computer system. The Company provides for the estimated cost of product warranties based on specific warranty claims, if it is probable that a liability exists and the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

12. SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software solutions and implementations and support services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one consolidated unit based upon software license fee revenues, consulting services, maintenance revenues, and operating costs.

For the three and six months ended June 30, 2010, the Company’s products and services were sold primarily in the United States, but also included sales through direct and indirect sales channels outside the United States, primarily in Canada, South Africa, the United Kingdom and Australia. For the three and six months ended June 30, 2010, approximately 8% of the Company’s total revenues were generated from sales outside of the United States. Less than 5% of the Company’s total revenues were generated from sales outside of the United States for the three and six months ended June 30, 2009. As of June 30, 2010 and December 31, 2009, the Company had $3.5 million and $4.0 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2010 or 2009.

13. SUBSEQUENT EVENTS

On June 3, 2010, the Company announced a tender offer for 100% of the stock of Maconomy. Maconomy is an international provider of software solutions for professional services firms. On July 6, 2010, having concluded that all of the terms of the tender offer had been satisfied, the Company announced that it would complete the purchase of the tendered shares on July 9, 2010. The tender offer was at an offering price of DKK 20.50 per share or approximately $3.40 per share at June 3, 2010. The Company has initiated a mandatory redemption procedure to acquire all remaining shares of Maconomy for DKK 20.50 per share in accordance with the Danish Companies Act. The Company has also applied for a delisting of the Maconomy shares on NASDAQ OMX Copenhagen.

The Company paid approximately $71.3 million for the shares it had acquired as of July 2010, which includes $10.1 million of shares purchased of Maconomy in June 2010. This constitutes approximately 95.5% of the outstanding shares of Maconomy. The Company will acquire approximately 1.0 million remaining shares through the mandatory redemption procedure, which is expected to be completed in November 2010. In addition, approximately $5.5 million is expected to be incurred for acquisition-related costs through the third quarter of 2010, of which $1.9 million was incurred and expensed during the second quarter of 2010.

The New Mountain Funds, our majority shareholders, are entitled to collect a transaction fee equal to 2% of the transaction value on each transaction exceeding $25 million. As a result of the acquisition of Maconomy, the Company will incur a transaction fee to the New Mountain Funds of approximately $1.5 million which is expected to be paid in the third quarter of 2010. This transaction fee is included in the $5.5 million acquisition-related costs discussed above.

The financial information contained herein does not include pro forma disclosures, acquisition-date fair values, or purchase price allocation information for this acquisition as it was not practicable to prepare this information as of the reporting date of this Form 10-Q.

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

With our software solutions, project-focused organizations can better measure business results, optimize performance, streamline operations, identify partners and win new business. As of the date of this filing, we have over 13,000 customers worldwide that span numerous project-focused industries and range in size from small organizations to large enterprises. In addition, over 10,000 organizations and professionals rely on our innovative online govWin solution to find, capture and deliver on revenue-generating government contracting opportunities.

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

In our management decision making, we continuously balance our need to achieve short-term financial and operational goals with the equally critical need to continuously invest in our products and infrastructure to ensure our future success. In making decisions around investment levels and our future plans, we consider many factors, including our ability to:

•	Expand our presence and penetration of existing markets;

•	Sell new products and to sell upgrades from legacy products to our existing customers;

•	Offer new sales and pricing models and strategies;

•	Expand our presence in new markets and broaden our reach geographically;

•	Pursue and successfully integrate acquired companies; and

•	Maximize our network of alliance partners.

We have acquired companies to broaden our product offerings, expand our customer base and provide us with a future opportunity to migrate those added customers to newer applications we may develop. The products of the acquired companies provide our customers with new products or core functionality that complements our own established products.

In December 2009, we acquired mySBX Corporation, an online enterprise that enables organizations and professionals to rapidly identify opportunities, manage resources, win more business and increase profits.

In March 2010, we acquired S.I.R.A. Inc.’s web-based budgeting, forecasting, and resource planning business specifically designed for government contractors and for use with Deltek’s products.

In July 2010, we acquired Maconomy A/S, an international provider of software solutions to professional services firms.

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

Each of these factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term objectives and our longer-term strategic goals and objectives.

Our license revenue for the three months ended June 30, 2010 decreased 8% as compared to the three months ended June 30, 2009. We believe this decrease primarily reflected the continuing impact of the economic recession on our customers. However, our license revenue for the three months ended June 30, 2010 increased 4% as compared to the three months ended March 31, 2010. We believe the increase in revenue over the first quarter of 2010 was primarily attributable to an increasing sense of confidence among our customers, as they made purchasing decisions to expand their existing investment in Deltek solutions or add new Deltek solutions.

During the three months ended June 30, 2010, we experienced increased sales activity with respect to our government contracting customers as compared to the three months ended March 31, 2010. This was particularly the case with respect to our Costpoint and GCS product families. While sales with respect to our EPM products declined during this same period, we believe the decline was primarily due to the expected timing of the completion of certain deals in our pipeline. Moreover, we believe that the government’s need to ensure that the projects that it funds are completed on time and on budget could continue to benefit us, as we believe it is a critical factor driving many customers to standardize on our earned value management and project scheduling applications across large segments of their organizations. While we anticipate that this trend may impact demand for our consulting, maintenance and support services in the future, it is difficult to predict the timing and extent to which we will benefit from this trend.

While our license revenue in the A&E and professional services markets increased during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, those revenues decreased as compared to the three months ended March 31, 2010. Although we saw significant add-on and expansion transactions in the A&E and professional services market, revenue from new customers declined as we believe customers waited for new projects to be awarded to them before adding new licenses to their infrastructure investment. We believe that our acquisition of Maconomy, and its related products and markets, could accelerate our expansion into other parts of the professional services market, both domestically and internationally. In addition, we believe that the faster economic recovery in some of the international markets in which we operate, such as Canada and Australia, could also increase the market for our professional services-related products. Nonetheless, it is difficult to predict the timing or extent of this expansion.

We expect continued demand for our maintenance services given our historically high maintenance retention rate and stable base of customers. However, we may not experience the same level of demand for our consulting services when compared to historical periods, as we may not be able to replicate the impact of large implementation projects that have recently come to a successful conclusion. In addition, the decrease in software license sales that we experienced in recent periods may impact our consulting services revenues in the second half of 2010 and beyond. Our license and consulting services revenues in the second quarter of 2010 were impacted by the deferral of revenues and the related accounting impact associated with milestone-based customer implementations, and they may be similarly impacted in the future. For the three months ended June 30, 2010, we deferred approximately $2.6 million of total revenue associated with a significant milestone-based customer implementation. We expected a portion of that deferred revenue to be recognized as software license fees in the second half of 2010, along with the corresponding cost of software license fees associated with that revenue. The remainder of that deferred revenue would be recognized as consulting services revenue, in the second half of 2010, along with the corresponding cost of consulting services associated with that revenue.

In light of the continuing economic challenges, we have proactively managed, and will continue to proactively manage, our business to control operating expenses and realign resources in ways that we believe will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals. At the same time, we will continue to invest in new revenue opportunities, including launching add-on products to complement our existing offerings, cross-selling our Vision and Maconomy products to our existing base of customers, acquiring new companies or products and increasing sales of licenses on a subscription or term basis.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Goodwill, Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$14.5	$15.8	$(1.3)	(8)	$28.5	$27.0	$1.5	6
Consulting services	13.5	19.2	(5.7)	(30)	30.7	39.3	(8.6)	(22)
Maintenance and support services	32.7	31.0	1.7	5	65.3	61.6	3.7	6
Other revenues	3.7	3.4	0.3	9	3.7	3.5	0.2	6

Total revenues	$64.4	$69.4	$(5.0)	(7)	$128.2	$131.4	$(3.2)	(2)

COST OF REVENUES:
Cost of software license fees	$1.2	$1.8	$(0.6)	(33)	$2.2	$3.2	$(1.0)	(31)
Cost of consulting services	12.1	16.2	(4.1)	(25)	26.7	33.5	(6.8)	(20)
Cost of maintenance and support services	6.0	5.5	0.5	9	12.2	11.3	0.9	8
Cost of other revenues	4.1	4.6	(0.5)	(11)	4.1	4.6	(0.5)	(11)

Total cost of revenues	$23.4	$28.1	$(4.7)	(17)	$45.2	$52.6	$(7.4)	(14)

GROSS PROFIT	$41.0	$41.3	$(0.3)	(1)	$83.0	$78.8	$4.2	5

OPERATING EXPENSES:
Research and development	$11.7	$10.8	$0.9	8	$22.8	$21.6	$1.2	6
Sales and marketing	11.4	10.7	0.7	7	22.4	22.2	0.2	1
General and administrative	11.0	9.4	1.6	17	20.7	17.3	3.4	20
Restructuring (benefit) charge	(0.1)	1.1	(1.2)	(109)	0.9	2.5	(1.6)	(64)

Total operating expenses	$34.0	$32.0	$2.0	6	$66.8	$63.6	$3.2	5

INCOME FROM OPERATIONS	$7.0	$9.3	$(2.3)	(25)	$16.2	$15.2	$1.0	7
Interest income	—	—	—	—	—	—	—	—
Interest expense	(2.3)	(1.5)	0.8	53	(5.0)	(3.0)	2.0	67
Other expense, net	(0.1)	—	(0.1)	100	—	—	—	—

INCOME BEFORE INCOME TAXES	4.6	7.8	(3.2)	(41)	11.2	12.2	(1.0)	(8)
Income tax expense	1.7	2.9	(1.2)	(41)	4.1	4.6	(0.5)	(11)

NET INCOME	$2.9	$4.9	$(2.0)	(41)	$7.1	$7.6	$(0.5)	(7)

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$14.5	$15.8	$(1.3)	(8)	$28.5	$27.0	$1.5	6
Consulting services	13.5	19.2	(5.7)	(30)	30.7	39.3	(8.6)	(22)
Maintenance and support services	32.7	31.0	1.7	5	65.3	61.6	3.7	6
Other revenues	3.7	3.4	0.3	9	3.7	3.5	0.2	6

Total revenues	$64.4	$69.4	$(5.0)	(7)	$128.2	$131.4	$(3.2)	(2)

Software License Fees

Our software applications are primarily licensed to end-user customers under perpetual license agreements. We sell our software applications to end-user customers mainly through our direct sales force as well as indirectly through our network of alliance partners and resellers. The timing of the sales cycle for our products varies in length based upon a variety of factors, including the size of the customer, the product being sold and whether the customer is a new or existing customer. While price is an important consideration, we primarily compete on product features, functionality and the needs of our customers within our served markets. The pricing for our products has remained stable, requiring infrequent changes in our pricing strategies.

Software license fee revenues decreased $1.3 million, or 8%, to $14.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Costpoint, EPM, and GCS license revenues decreased $1.4 million offset by increased Vision license revenues of $0.1 million. This decrease was primarily attributed to there being more large deals in the three months ended June 30, 2009 compared to June 30, 2010 as well as the deferral of revenues associated with milestone-based customer implementations.

Software license fee revenues increased $1.5 million, or 6%, to $28.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Vision license revenues increased $1.0 million and Costpoint, EPM, and GCS license revenues increased $0.5 million. We believe this increase is attributed to improved confidence among our customers with regard to their economic outlook as license revenue for each of our product families increased in comparison to the prior-year period.

While the timing and nature of the financial and economic turnaround remains uncertain, we expect the improved confidence we have seen among customers to continue in the second half of 2010 as compared to the same period in the prior year. Nonetheless, we may not experience the same level of demand in the second half of 2010 when compared to historical periods for our software solutions.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications, and are typically provided on a time-and-materials basis.

Consulting services revenues decreased $5.7 million, or 30%, to $13.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This is a result of declines of $5.2 million in software implementation consulting services and $0.5 million in reimbursable revenues, which is the result of the conclusion of some large implementation projects as well as lower license revenue related to activity in prior quarters and the deferral of revenues associated with milestone-based customer implementations.

Consulting services revenues decreased $8.6 million, or 22%, to $30.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This is a result of declines of $7.7 million in software implementation consulting services and $0.9 million in reimbursable revenues, which is the result of the conclusion of some large implementation projects as well as lower license revenue related to activity in prior quarters and the deferral of revenues associated with milestone-based customer implementations.

Although we expect continued demand in the second half of 2010 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our existing software, we may not be able to replicate the impact of large implementation projects that have come to a successful conclusion. In addition, the decrease in software license sales in recent periods may also impact our consulting services revenues in the second half of 2010 and beyond. The deferral of revenues associated with milestone-based customer implementations also may have an impact. Moreover, we may not experience the same level of demand as previously experienced from our government contracting and architecture and engineering and professional services customers as they remain cautious with respect to the expansion of their business opportunities.

Maintenance and Support Services

Maintenance revenues increased $1.7 million, or 5%, to $32.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $1.8 million year over year, while Vision maintenance revenues decreased $0.4 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers and annual price escalations for our maintenance services. In addition, the sales allowance decreased by $0.3 million.

Maintenance revenues increased $3.7 million, or 6%, to $65.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $4.0 million year over year, while Vision maintenance revenue decreased $0.4 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers and annual price escalations for our maintenance services. In addition, the sales allowance decreased by $0.1 million.

Other Revenues

Our other revenues consist primarily of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as revenue from subscription memberships and term license agreements. For the three months ended June 30, 2010, other revenues increased to $3.7 million from $3.4 million for the three months ended June 30, 2009 as a result of higher user conference revenues. For the six months ended June 30, 2010, other revenues increased to $3.7 million from $3.5 million as a result of higher user conference revenues in the current year.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$1.2	$1.8	$(0.6)	(33)	$2.2	$3.2	$(1.0)	(31)
Cost of consulting services	12.1	16.2	(4.1)	(25)	26.7	33.5	(6.8)	(20)
Cost of maintenance and support services	6.0	5.5	0.5	9	12.2	11.3	0.9	8
Cost of other revenues	4.1	4.6	(0.5)	(11)	4.1	4.6	(0.5)	(11)

Total cost of revenues	$23.4	$28.1	$(4.7)	(17)	$45.2	$52.6	$(7.4)	(14)

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees decreased by $0.6 million, or 33%, to $1.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease was primarily the result of lower royalty expense for third party software of $0.6 million.

Cost of software license fees decreased by $1.0 million, or 31%, to $2.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was the result of lower royalty expense for third party software of $0.5 million and lower amortization of capitalized software and purchased intangible assets of $0.5 million.

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

Cost of consulting services decreased $4.1 million, or 25%, to $12.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The key drivers were decreases in labor and related benefits of $3.3 million resulting from a reduction in average headcount of 24% to approximately 234, decreases in travel expenses of $0.3 million, decreases in third-party contractor expenses of $0.3 million and decreases in other expenses of $0.2 million. In addition, there was the capitalization of costs associated with milestone-based customer implementations.

Cost of consulting services decreased $6.8 million, or 20%, to $26.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The key drivers were decreases in labor and related benefits of $5.8 million resulting from a reduction in average headcount of 13% to approximately 255, decreases in travel expenses of $0.6 million, and decreases in third-party contractor expenses of $0.4 million. In addition, there was the capitalization of costs associated with milestone-based customer implementations.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $0.5 million, or 9%, to $6.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The change is due to an increase in labor and related benefits of $0.8 million offset by a decrease in maintenance royalties of $0.3 million.

Cost of maintenance services increased $0.9 million, or 8%, to $12.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase is primarily due to an increase in labor and related benefits of $0.9 million.

Cost of Other Revenues

Our cost of other revenues primarily includes the cost associated with our annual user conference. For the three and six months ended June 30, 2010, cost of other revenues decreased to $4.1 million from $4.6 million for the three and six months ended June 30, 2009 as a result of lower user conference costs.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$11.7	$10.8	$0.9	8	$22.8	$21.6	$1.2	6
Sales and marketing	11.4	10.7	0.7	7	22.4	22.2	0.2	1
General and administrative	11.0	9.4	1.6	17	20.7	17.3	3.4	20
Restructuring charge	(0.1)	1.1	(1.2)	(109)	0.9	2.5	(1.6)	(64)

Total operating expenses	$34.0	$32.0	$2.0	6	$66.8	$63.6	$3.2	5

Research and Development

Our research and development expenses consist primarily of salaries, benefits, stock-based compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $0.9 million, or 8%, to $11.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The drivers of the increase were higher labor and related benefits of $1.3 million offset by lower subcontractor expenses of $0.4 million.

Research and development expenses increased by $1.2 million, or 6%, to $22.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The drivers of the increase were higher labor and related benefits of $1.4 million and other expenses of $0.3 million offset by lower subcontractor expenses of $0.5 million.

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

Sales and marketing expenses increased by $0.7 million, or 7%, to $11.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was primarily due to increases in labor and related benefits of $0.5 million and commissions of $0.2 million.

Sales and marketing expenses increased by $0.2 million, or 1%, to $22.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily due to increases in commissions of $0.5 million and marketing programs of $0.2 million offset by decreases in amortization of purchased intangibles of $0.3 million and labor and related benefits of $0.2 million.

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

General and administrative expenses increased $1.6 million, or 17%, to $11.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The key drivers were increases in business acquisition-related expenses of $1.9 million for the acquisition of Maconomy, labor and labor-related benefits of $1.0 million and third-party consultant expenses of $0.4 million offset by decreases in bad debt of $0.7 million, professional services of $0.4 million, other expenses of $0.4 million and legal fees of $0.2 million.

General and administrative expenses increased $3.4 million, or 20%, to $20.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The key drivers were increases in labor and labor-related benefits of $2.7 million, business acquisition-related expenses of $1.9 million for the acquisition of Maconomy and third-party consultant expenses of $0.9 million offset by decreases in bad debt of $1.1 million, other expenses of $0.4 million, audit fees of $0.3 million and tax and license fees of $0.3 million.

Restructuring Charge

During the first half of 2010, we recorded a restructuring charge of approximately $0.9 million in an effort to realign our cost structure and to close an office location. The charge included $0.9 million for severance and benefit costs for approximately 25 employees and $0.1 million for facilities related expenses associated with the closure of one office location offset by a restructuring benefit of $0.1 million.

In the first half of 2009, we implemented a restructuring plan in both the first and second quarter of 2009 to eliminate certain positions, to realign our cost structure and to allow for increased investment in our key strategic objectives. As a result of these plans, in the first half of 2009 we recorded $2.4 million for severance and severance-related costs, of which $1.0 million was attributable to the second quarter of 2009 for approximately 80 employees and $0.1 million in the second quarter of 2009 for consolidation of facilities.

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three and six months ended June 30, 2010, when compared with the comparable period in 2009.

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$2.3	$1.5	$0.8	53	$5.0	$3.0	$2.0	67

Interest expense increased $0.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and $2.0 million for the six months ended June 30, 2010 compared to the same period in the prior year. This increase resulted from higher interest rates attributed to the amendment to our credit facility in August 2009 offset by the decrease in the LIBO rate compared to the prior year as well as from the prepayment of debt during the first half of 2010.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
Income tax expense	$1.7	$2.9	$(1.2)	(41)	$4.1	$4.6	$(0.5)	(11)

Income tax expense decreased to $1.7 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009. As a percentage of pre-tax income, income tax expense was 37.1% and 37.6% for the three months ended June 30, 2010 and 2009, respectively. The decrease in tax expense for the second quarter of 2010 compared to the second quarter of 2009 is primarily due to lower pre-tax income.

Income tax expense for the six months ended June 30, 2010 decreased to $4.1 million compared to $4.6 million for the six months ended June 30, 2009. As a percentage of pre-tax income, income tax expense was 36.8% and 37.8% for the six months ended June 30, 2010 and 2009, respectively. The income tax expense for the first half of 2010 is lower than the first half of 2009 due primarily to lower pre-tax income.

Effective January 1, 2007, we adopted the provisions of ASC 740-10, Income Taxes-Overall. ASC 740-10 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the six months ended June 30, 2010, the Company established an additional liability of approximately $0.2 million associated with certain deductions and credits as well as interest on prior period ASC 740-10 adjustments.

Credit Agreement

We have maintained a credit agreement since 2005 with a syndicate of lenders led by Credit Suisse. The credit agreement was amended and extended in August 2009 (the “Amended Credit Agreement”), as a result of which the maturity of $129.4 million of term loans was extended to April 2013 (the “Extended Portion”). The maturity of the remaining $50.2 million of term loans will mature in April 2011 (the “Non-Extended Portion”). In addition, the expiration of $22.5 million of the $30.0 million revolving credit facility was also extended to April 2013. The remaining $7.5 million under the revolving credit facility expired in April 2010.

The Non-Extended Portion of the term loans continues to accrue interest at a rate of 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”).The spread above the LIBO rate decreases as the Company’s leverage ratio, as defined in the Amended Credit Agreement, decreases. The interest rate for the Extended Portion of the term loans and the revolving credit facility is the LIBO rate plus 4.25% with a LIBO rate floor of 2.00%. We are obligated to pay a commitment fee ranging from 0.5% to 0.75% of the unused portion of the revolving credit facility.

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

During the first quarter of 2010, we made a scheduled principal payment of $323,000 and a mandatory principal prepayment of $26.7 million from our 2009 annual excess cash flow. The mandatory excess cash flow payment was applied pro rata against the non-extended and extended term loans. During the second quarter of 2010, we were not required to make a scheduled principal payment as a result of the excess cash flow payment made in the first quarter of 2010.

As of June 30, 2010, the outstanding amount of the term loans was $151.9 million ($109.2 million relating to the Extended Portion and $42.7 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.4% for the Non-Extended Portion of the term loans. As of December 31, 2009, the outstanding amount of the term loans was $179.0 million ($128.8 million relating to the Extended Portion and $50.2 million relating to the Non-Extended Portion), with interest at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans. There were no borrowings or amounts outstandings under the revolving credit facility at June 30, 2010 and December 31, 2009, with the exception of certain contingent liabilities related to outstanding letters of credit described below.

All the loans under the Amended Credit Agreement are collateralized by substantially all of our assets (including our subsidiaries’ assets) and require us to comply with financial covenants requiring us to maintain defined minimum levels of interest coverage and fixed charges coverage and providing for a limitation on our leverage ratio. The financial ratio covenants in the Amended Credit Agreement remained unchanged during the second quarter of 2010.

The following table summarizes the significant financial covenants under the Amended Credit Agreement (adjusted EBITDA below is as defined in the Amended Credit Agreement):

		As of June 30, 2010		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	7.37	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.61	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.42	Less than 3.25 to 1.00

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, lend to our subsidiaries, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

As of June 30, 2010, we were in compliance with all covenants related to our Amended Credit Agreement. Based on our current expectations of our future performance, we believe that we will continue to satisfy the financial covenants of our Amended Credit Agreement for the foreseeable future.

The following table summarizes future principal payments on the Amended Credit Agreement as of June 30, 2010 (in thousands):

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

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. The cost of our acquisitions may be financed with available cash flow or, to the extent necessary, short-term borrowings from our revolving credit facility. These borrowings may be repaid in subsequent periods with available cash provided by operating or financing activities.

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

We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At June 30, 2010, the total amount of letters of credit guaranteed under the revolving credit facility was $805,000. As a result, available borrowings on the revolving credit facility at June 30, 2010 were $21.7 million.

We expect that our future growth will continue to require additional working capital. While future working capital requirements are difficult to forecast, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months. We also believe that the aggregate cash balance of $130.6 million as of June 30, 2010, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), is sufficient to cover the payments due over the next eighteen months of $43.6 million under the Amended Credit Agreement. Our cash balance at June 30, 2010 does not reflect approximately $62.0 million we paid in July 2010 to complete the acquisition of approximately 95.5% of the shares of Maconomy.

In the future, however, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or modifying the terms of our Amended Credit Agreement.

Analysis of Cash Flows

For the six months ended June 30, 2010, we generated cash from operating activities of $40.7 million, compared to $32.6 million during the comparable period for 2009. The increase of $8.1 million was primarily attributed to an increase in other operating activities of $11.0 million partially offset by an increase in cash payments of $1.9 million in interest. The increase in operating activities is primarily attributed to moving to annual maintenance billing in 2010 as well as improved accounts receivable collections.

Net cash used in investing activities was $16.9 million for the six months ended June 30, 2010, compared to $1.1 million used during the comparable period of 2009. Our use of cash in investing activities in the first six months of 2010 was for the purchase of short-term investments consisting of Maconomy stock of $9.3 million, the purchase of the assets of S.I.R.A., Inc. for $6.1 million and the purchase of property and equipment of $1.5 million. The use of cash in the comparable period in 2009 was for the purchase of property and equipment of $0.9 million and for capitalized software development costs of $0.2 million.

Net cash used in financing activities was $25.8 million for the six months ended June 30, 2010, compared to net cash provided by financing activities of $45.9 million during the comparable period of 2009. Cash used in financing activities in the first six months of 2010 was primarily related to $27.0 million in debt repayments and $0.7 million for shares withheld for minimum tax withholdings on vested restricted stock. This was offset by proceeds for stock option exercises, the related tax benefit on stock awards, as well as the issuance of stock under our employee stock purchase plan of $1.9 million. Cash provided by financing activities of $45.9 million for the comparable period in 2009 was primarily related to proceeds received from our rights offering of $58.2 million, net of issuance costs, proceeds from stock option exercises, the related tax benefit on stock awards, and the issuance of stock under the employee stock purchase plan of $0.9 million. This was offset by $13.2 million in debt repayments.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At June 30, 2010, we had $130.6 million in cash and cash equivalents. Our interest expense associated with the Non-Extended Portion of our term loans and revolving credit facility will vary with market rates. As of June 30, 2010, we had approximately $151.9 million in debt outstanding, of which $109.2 million is effectively set at a fixed rate, due to the LIBO rate floor established in the Amended Credit Agreement, and the remaining $42.7 million is at a variable rate. Based upon the variable rate debt outstanding as of June 30, 2010, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. However, an increase in the LIBO rate above the LIBO rate floor subsequent to June 30, 2010 could also cause our debt referred to above to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of June 30, 2010, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $1.3 million on an annual basis, and would likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, the Philippine peso and the Australian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we have any such contracts during the three and six months ended June 30, 2010 or 2009. To date, exchange rate fluctuations have had an insignificant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates would not have a material effect on our financial statements at June 30, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2009 and the six months ended June 30, 2010, resellers accounted for approximately 9% and 11%, respectively, of our software license fee revenue.

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

Between 2006 and 2009 our total revenue increased from $228.3 million to $265.8 million, or approximately 16%. For the six months ended June 30, 2010, our total revenue was $128.3 million. Our worldwide headcount has increased from approximately 1,040 employees at the end of 2006 to approximately 1,160 employees worldwide as of June 30, 2010. Our acquisition of Maconomy A/S in July 2010 increased our headcount by approximately 240 employees worldwide.

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

Our future results depend, in part, on our ability to successfully penetrate new markets, as well as to expand further into our existing markets. In order to grow our business, we may expand to other project-focused markets in which we may have less experience. Expanding into new markets requires both considerable investment and coordination of technical, support, sales, marketing and financial resources. In July 2010, we announced the completion of our acquisition of Maconomy A/S, an international provider of software solutions to professional services firms. However, we may not achieve the benefits we expect from this acquisition with respect to increasing our penetration in new markets and geographies.

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

As of June 30, 2010, we had customers in approximately 70 countries. Taking into account our acquisition of Maconomy A/S, we currently have facilities in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands and Australia.

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

We have customers in approximately 70 countries and international markets accounted for approximately 9% and 8% of our total software license fee revenue for the twelve months ended December 31, 2009 and the six months ended June 30, 2010, respectively. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets. If we are unable to further our expansion into international markets, or if we are unable to realize the benefits we expect to achieve from our acquisition of Maconomy A/S, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired and intend to continue to acquire complementary businesses, technologies, product lines or services organizations. In July 2010, we announced the completion of our acquisition of Maconomy A/S, an international provider of software solutions to professional services firms. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

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

•

the acquisition may result in unplanned disruptions to our ongoing business and may divert management from day-to-day operations due to a variety of factors, including integration and regulatory issues;

•	the possibility that goodwill or other intangible assets may become impaired and will need to be written off in the future;

•

the potential failure of the due diligence process to identify significant issues, including product quality, architecture and development issues or legal, accounting or financial contingencies (including ongoing maintenance or service contract concerns); and

•	lack of legal protection for the intellectual property we acquire.

If a significant number of our customers fail to renew or otherwise terminate their maintenance services agreements for our products, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our maintenance services revenues and our operating results could be materially harmed.

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 47% and 40% of our total revenue in 2009 and 2008, respectively. For the six months ended June 30, 2010, revenues from maintenance services constituted approximately 51% of our total revenue.

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

As of June 30, 2010, we had approximately $151.9 million of outstanding debt under our credit agreement and term loans at interest rates which are subject to market fluctuation. Over the remainder of 2010, approximately $17.7 million of principal is due and payable. Our indebtedness and related obligations could have important future consequences to us, such as:

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

Our ability to meet our existing debt service obligations, borrow additional funds or refinance our existing debt will depend on many factors, including prevailing financial or economic conditions, our past performance and our financial and operational outlook. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or reduce our spending. We paid approximately $71.3 million for the shares of Maconomy we had acquired as of July 2010, which includes $10.1 million of shares purchased of Maconomy in June 2010. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all.

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

Our Amended Credit Agreement also requires us to comply with certain financial covenants related to fixed charge coverage, interest coverage and leverage ratios. While we have historically complied with our financial ratio covenants, we may not be able to comply with these financial covenants in the future, which could cause all amounts outstanding to be due and payable, and which could limit our ability to meet ongoing or future capital needs. Our ability to comply with the covenants and restrictions contained in our Amended Credit Agreement may be adversely affected by economic, financial, industry or other conditions, some of which may be beyond our control.

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

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for the six months ended June 30, 2010, and for the years ended 2009 and 2008, was generated from the sale of perpetual licenses.

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

We expect to continue to commit significant resources to maintain and improve our existing products and to develop new products. For example, our product development expenses were approximately $22.8 million, or 18%, of revenue for the six months ended June 30, 2010, approximately $43.4 million, or 16%, of revenue in 2009 and approximately $45.8 million, or 16%, of revenue in 2008. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

We believe that our success depends on the continued contributions of the members of our senior management team. We rely on our executive officers and other key managers for the successful performance of our business. Although we have employment arrangements with members of our senior management team, none of these arrangements prevents any of our employees from leaving us. The loss of the services of one or more of our executive officers or key managers could have an adverse effect on our operating results and financial condition.

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

We derive a significant portion of our revenues from federal government contractors. For the six months ended June 30, 2010, and for the years ended December 31, 2009 and 2008, over half of our software license fee revenue was generated from federal government contractor customers. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards.

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

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $70.1 million and other purchased intangible assets valued at approximately $14.4 million as of June 30, 2010. This represents a significant portion of the assets recorded on our balance sheet. We expect goodwill and other purchased intangibles to increase as a result of the acquisition of Maconomy. Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2009. In addition, there have been no events or changes in circumstances that have occurred during the six months ended June 30, 2010 that indicate there has been an impairment of goodwill or intangible assets. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred from time to time and that may occur in the future increases the possibility of such an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

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

If we were to identify material weaknesses in our internal controls in the future, including with respect to internal controls relating to companies that we have acquired or may acquire in the future, the required audit or review of our financial statements by our independent registered public accounting firm may be delayed. In addition, we may not be able to produce reliable financial statements, file our financial statements as part of a periodic report in a timely manner with the Securities and Exchange Commission or comply with The NASDAQ Global Select Market listing requirements. If we are required to restate our financial statements in the future, any specific adjustment may cause our operating results and financial condition, as restated, on an overall basis to be materially impacted.

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

We have also filed registration statements with the Securities and Exchange Commission covering shares subject to options and restricted stock outstanding under our 2005 Stock Option Plan and 2007 Stock Incentive and Award Plan and shares reserved for issuance under our 2007 Stock Incentive and Award Plan and our Amended and Restated Employee Stock Purchase Plan.

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

In addition, the New Mountain Funds will have the benefit of the rights conferred by the investor rights agreement, and New Mountain Capital, L.L.C. will continue to have certain rights under its advisory agreement with us. These rights include the ability to elect a majority of the members of the board of directors and control all matters requiring stockholder approval, including any transaction subject to stockholder approval (such as a merger or a sale of substantially all of our assets), as long as they collectively own a majority of the outstanding shares of our Class A common stock and at least one-third of the outstanding shares of our common stock.

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although in 2009 the New Mountain Funds waived any right to collect a transaction fee in connection with our stock rights offering and the amendment of our credit agreement, their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs. The New Mountain Funds will receive a transaction fee of approximately $1.5 million in connection with our acquisition of Maconomy A/S.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 67,553,706 shares outstanding as of August 5, 2010. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.53*	Employment Letter, dated April 27, 2010, between Deltek, Inc. and Namita Dhallan.

10.54	Donald deLaski Wavier Letter Agreement, dated May 21, 2010, between Deltek, Inc. and New Mountain Capital. (3)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(3)	Incorporated by reference to exhibit of 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on May 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: August 9, 2010	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DELTEK, INC.

Dated: August 9, 2010	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 9, 2010	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.53*	Employment Letter, dated April 27, 2010, between Deltek, Inc. and Namita Dhallan.

10.54	Donald deLaski Wavier Letter Agreement, dated May 21, 2010, between Deltek, Inc. and New Mountain Capital. (3)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(3)	Incorporated by reference to exhibit of 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on May 27, 2010.