Form 10-Q
period 2010-09-30
DELTEK, INC
filed 2010-11-09
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of November 4, 2010 was 68,708,309 and 100, respectively.

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 (unaudited)	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income (Deficit) at September 30, 2010 and December 31, 2009 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	48
Item 4. Removed and Reserved	48
Item 5. Other Information	48
Item 6. Exhibits	48
SIGNATURES	50
EXHIBIT INDEX	51

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,527	$132,636
Accounts receivable, net of allowance of $3,139 and $2,658 at September 30, 2010 and December 31, 2009, respectively	53,753	42,531
Deferred income taxes	3,618	6,014
Prepaid expenses and other current assets	10,594	11,256
Income taxes receivable	2,551	—

TOTAL CURRENT ASSETS	144,043	192,437
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $23,726 and $19,833 at September 30, 2010 and December 31, 2009, respectively	11,310	11,371
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	327	618
LONG-TERM DEFERRED INCOME TAXES	13,834	6,359
INTANGIBLE ASSETS, NET	46,308	13,748
GOODWILL	106,190	63,910
OTHER ASSETS	3,609	3,165

TOTAL ASSETS	$325,621	$291,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$38,137	$44,707
Accounts payable and accrued expenses	38,249	26,740
Accrued liability for redemption of stock in recapitalization	—	317
Deferred revenues	72,756	40,176
Income taxes payable	—	992

TOTAL CURRENT LIABILITIES	149,142	112,932
LONG-TERM DEBT	108,640	134,250
OTHER TAX LIABILITIES	2,198	1,871
OTHER LONG-TERM LIABILITIES	6,897	1,875

TOTAL LIABILITIES	266,877	250,928
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at September 30, 2010 or December 31, 2009	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 67,702,112 and 66,292,415 shares at September 30, 2010 and December 31, 2009, respectively	68	66
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	258,567	249,798
Accumulated deficit	(205,500)	(208,509)
Accumulated other comprehensive income (deficit)	4,163	(675)

TOTAL DELTEK, INC.’S STOCKHOLDERS’ EQUITY	57,298	40,680
Noncontrolling interests	1,446	—

TOTAL STOCKHOLDERS’ EQUITY	58,744	40,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,621	$291,608

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES:
Software license fees	$15,428	$12,711	$43,957	$39,695
Consulting services	15,599	19,737	46,337	59,019
Maintenance and support services	33,933	31,648	99,214	93,232
Other revenues	272	18	3,996	3,530

Total revenues	65,232	64,114	193,504	195,476

COST OF REVENUES:
Cost of software license fees	1,957	1,198	4,190	4,421
Cost of consulting services	14,841	16,716	41,509	50,173
Cost of maintenance and support services	6,475	5,493	18,636	16,762
Cost of other revenues	232	26	4,348	4,674

Total cost of revenues	23,505	23,433	68,683	76,030

GROSS PROFIT	41,727	40,681	124,821	119,446

OPERATING EXPENSES:
Research and development	13,658	10,854	36,502	32,498
Sales and marketing	15,627	10,396	38,019	32,568
General and administrative	13,757	8,712	34,484	26,029
Restructuring charge	—	552	918	3,100

Total operating expenses	43,042	30,514	109,923	94,195

(LOSS) INCOME FROM OPERATIONS	(1,315)	10,167	14,898	25,251
Interest income	18	13	40	35
Interest expense	(2,350)	(1,917)	(7,338)	(4,899)
Other expense, net	(252)	(29)	(298)	(8)

(LOSS) INCOME BEFORE INCOME TAXES	(3,899)	8,234	7,302	20,379
Income tax expense	329	1,627	4,454	6,217

NET (LOSS) INCOME	(4,228)	6,607	2,848	14,162
Net loss attributable to noncontrolling interests	161	—	161	—

NET (LOSS) INCOME ATTRIBUTABLE TO DELTEK, INC.	$(4,067)	$6,607	$3,009	$14,162

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO DELTEK, INC.
Basic	$(0.06)	$0.10	$0.05	$0.26

Diluted	$(0.06)	$0.10	$0.05	$0.26

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	64,874	63,611	64,664	54,320

Diluted weighted average shares	64,874	64,808	65,964	54,967

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,009	$14,162
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interests loss	(161)	—
Provision for doubtful accounts	490	2,274
Depreciation and amortization	9,100	8,045
Amortization of debt issuance costs	815	701
Stock-based compensation expense	8,288	6,319
Employee stock purchase plan expense	204	1,821
Restructuring charge, net	(51)	818
Loss on disposal of fixed assets	9	23
Other noncash activity	(169)	—
Deferred income taxes	(2,452)	(2,818)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	(3,687)	7,416
Prepaid expenses and other assets	2,231	935
Accounts payable and accrued expenses	(1,240)	(3,558)
Income taxes receivable/payable	(3,237)	175
Excess tax benefit from stock awards	(601)	(61)
Other tax liabilities	315	588
Other long-term liabilities	(526)	(631)
Deferred revenues	32,114	15,012

Net Cash Provided by Operating Activities	44,451	51,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Maconomy A/S, net of cash acquired	(64,647)	—
Acquisition of assets of S.I.R.A., Inc., net of cash acquired	(6,109)	—
Purchase of property and equipment	(2,881)	(1,863)
Capitalized software development costs	—	(150)

Net Cash Used in Investing Activities	(73,637)	(2,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with rights offering, net of issuance costs	—	58,228
Proceeds from exercise of stock options	1,044	759
Excess tax benefit from stock awards	601	61
Proceeds from issuance of stock under employee stock purchase plan	791	2,015
Shares withheld for minimum tax withholding on vested restricted stock awards	(1,341)	—
Payments for deferred financing costs	—	(2,336)
Repayment of debt	(32,180)	(13,534)

Net Cash (Used in) Provided by Financing Activities	(31,085)	45,193

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,162	199

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(59,109)	94,600

CASH AND CASH EQUIVALENTS—Beginning of period	132,636	35,788

CASH AND CASH EQUIVALENTS—End of period	$73,527	$130,388

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for purchases of property and equipment	$—	$71

Accrued liability for acquisition of business	$4,868	$—

Receivable for future exercises of stock options in acquisition of business	$633	$—

Noncontrolling interests purchased in acquisition of business	$1,508	$—

Cash paid during the period for:
Interest	$6,415	$4,197

Income taxes, net	$9,904	$8,553

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME (DEFICIT)

(in thousands, except share data)

(unaudited)

									Accumulated Other Comprehensive Income (Deficit)	Total Deltek, Inc.'s Stockholders’ Equity
					Class A		Additional Paid-In Capital
	Preferred Stock		Common Stock		Common Stock			Accumulated Deficit			Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	43,474,220	$43	100	$—	$177,249	$(229,905)	$(1,197)	(53,810)	$—

Net income	—	—	—	—	—	—	—	21,396	—	21,396	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	522	522	—

Comprehensive income	—	—	—	—	—	—	—	—	—	21,918	—
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	58,228	—
Stock issued for acquisitions	—	—	247,038	—	—	—	1,454	—	—	1,454	—
Issuance of common stock under the employee stock purchase plan	—	—	635,855	1	—	—	2,014	—	—	2,015	—
Stock options exercised	—	—	245,750	—	—	—	887	—	—	887	—
Issuance of restricted stock awards, net of forfeitures of 73,652	—	—	1,707,848	2	—	—	(2)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	80	—	—	80	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(541)	—	—	(541)	—
Stock compensation	—	—	—	—	—	—	10,547	—	—	10,547	—
Exchange of liability for restricted stock	—	—	—	—	—	—	25	—	—	25	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(18,296)	—	—	—	(123)	—	—	(123)	—

Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	$40,680	$—

Net income	—	—	—	—	—	—	—	3,009	—	3,009	(161)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4,838	4,838	99

Comprehensive income	—	—	—	—	—	—	—	—	—	7,847	(62)
Issuance of common stock under the employee stock purchase plan	—	—	123,283	—	—	—	791	—	—	791	—
Stock options exercised	—	—	256,421	1	—	—	1,043	—	—	1,044	—
Issuance of restricted stock awards, net of forfeitures of 179,352	—	—	1,208,448	1	—	—	(1)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	601	—	—	601	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(783)	—	—	(783)	—
Stock compensation	—	—	—	—	—	—	8,517	—	—	8,517	—
Purchase of noncontrolling interests in business acquisition	—	—	—	—	—	—	—	—	—	—	3,235
Increase ownership of noncontrolling interests, net of loss	—	—	—	—	—	—	(96)	—	—	(96)	(1,727)
Exchange of liability for restricted stock	—	—	—	—	—	—	38	—	—	38	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(178,455)	—	—	—	(1,341)	—	—	(1,341)	—

Balance at September 30, 2010	—	$—	67,702,112	$68	100	$—	$258,567	$(205,500)	$4,163	$57,298	$1,446

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2010

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

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company, its wholly-owned subsidiaries and its controlled subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to nine months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”). Direct costs related to these arrangements are deferred and expensed as the related revenue is recognized.

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

The Company generally sells training services at a fixed rate for each specific training session at a per-attendee price, and revenue is recognized after the customer attends the training. The Company also sells training on a time-and-materials basis. In situations where customers pay for services in advance of the services being rendered, the related prepayment is recorded as deferred revenue and recognized as revenue when the services are performed.

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

The Company measures its cash and cash equivalents at fair value based on quoted prices that are equivalent to par value (Level 1). The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents primarily include funds held in money market accounts on a short-term basis. At September 30, 2010, the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at September 30, 2010 consisted of $60.5 million in money market investments and $13.0 million in cash. The Company’s cash and cash equivalents at December 31, 2009 consisted of $132.6 million in money market investments and no amount in cash.

The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active market for the debt, the Company has determined that the carrying value of its debt approximates fair value as a result of the Company’s debt refinancing in August 2009 at current market rates as well as the fact that the debt has a variable interest rate component. The estimated fair value of the Company’s debt at September 30, 2010 and December 31, 2009 was $146.8 million and $179.0 million, respectively.

As of September 30, 2010 and December 31, 2009, the Company had no derivative financial instruments. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized as earnings during the period of change.

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

3. ACQUISITIONS

Maconomy A/S

On June 3, 2010, the Company commenced a tender offer for 100% of the stock of Maconomy A/S (“Maconomy”). Maconomy is an international provider of software solutions and services for professional services firms. On July 6, 2010, having concluded that all of the terms of the tender offer had been satisfied, the Company announced that the purchase of the tendered shares would be completed on July 9, 2010. The tender offer was at an offering price of Danish Krone (“DKK”) 20.50 per share or approximately $3.40 per share at June 3, 2010.

The Company paid approximately $75.6 million for the shares acquired as of September 30, 2010, which included $10.2 million of cash paid for shares purchased prior to the completion of the tender offer that were classified as “available-for-sale securities” at June 30, 2010. This constituted approximately 98% of the outstanding shares of Maconomy. The Company has initiated a mandatory redemption procedure to acquire all remaining shares of Maconomy (approximately 0.5 million shares) for DKK 20.50 per share. The mandatory redemption procedure is expected to be completed in the fourth quarter of 2010. In addition, the Company paid approximately $5.2 million for transaction-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The Company recorded noncontrolling interests as of July 9, 2010, of $3.2 million for the 5% of the outstanding shares of Maconomy not purchased by the Company. The amount was determined based on the fair value of the net assets of Maconomy. In August 2010, the Company purchased approximately 3% of the noncontrolling interests for $1.8 million. As of September 30, 2010, the remaining 2% of the outstanding shares of Maconomy are reflected as “Noncontrolling Interests”.

The following table summarizes the purchase price of Maconomy (in thousands):

Cash paid for common stock as of September 30, 2010	$73,133
Cash paid for common stock issued pursuant to stock options and warrants exercised as of September 30, 2010	2,440
Estimated fair value of common stock to be purchased upon future exercises of stock options and warrants	1,313
Gain on common stock purchased prior to the acquisition	306
Loss on foreign currency	(121)
Additional paid in capital from noncontrolling interests	(96)
Cash acquired	(10,926)

Total purchase price, net of noncontrolling interests in subsidiary	66,049
Noncontrolling interests in subsidiary	1,508

Total purchase price	$67,557

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$7,926
Prepaid expenses and other assets	1,078
Income taxes receivable	232
Property and equipment	924
Long-term deferred income taxes	13,166
Other assets	284
Intangible assets	32,230
Goodwill	34,247
Accounts payable and accrued expenses	(10,155)
Deferred revenues	(1,832)
Other tax liabilities	(9,887)
Other long-term liabilities	(656)

Total purchase price	$67,557

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

Customer Relationships - Maintenance	$15,371	10 years
Technology	9,419	5 years
Trade Names	3,940	Indefinite Lived
Customer Relationships - License	3,399	4 Years
In-process research and development	101	—

Total Intangible Assets	$32,230

Technology is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Software License Fees”. The customer relationships – maintenance and customer relationships—licenses are being amortized using an accelerated amortization method over ten years and four years, respectively, and the related amortization expenses are included in “Sales and Marketing” expense. The in-process research and development will be amortized over its useful life to “Cost of Software License Fees” when it has reached technological feasibility. The weighted average useful life of the intangible assets is estimated at 7.6 years.

The goodwill is primarily due to the benefits of the Company and Maconomy combination. The combination provides multiple benefits for both companies such as expanding the Company’s geographic reach. Maconomy’s large presence in Europe is an ideal complement with the Company’s strong position in the U.S. market. Maconomy’s professional services markets are a strong complement to the Company’s established project focused vertical markets. The goodwill recorded in this transaction is not deductible for tax purposes.

The results of the Maconomy business have been included in the Company’s consolidated financial statements since the date of acquisition. Maconomy contributed revenues of $6.6 million and a net loss of $3.5 million, including the effect of purchase accounting adjustments, for the period from July 9, 2010 to September 30, 2010, on a consolidated basis with the noncontrolling interests portion of the net income being $161,000.

Pro forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2009 (in thousands). The pro forma financial information gives effect to the acquisition of Maconomy by the Company by the application of the pro forma adjustments to the historical consolidated financial statements of the Company. Such unaudited pro forma financial information is based on the historical financial statements of the Company and Maconomy and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to the transaction. Pro forma adjustments were made from January 1, 2009 up to the date of acquisition with the actual results reflected thereafter in the pro forma financial information.

The unaudited pro forma condensed consolidated financial data does not purport to represent what the Company’s results of operations actually would have been if the acquisition of Maconomy had occurred on January 1, 2009, or what such results will be for any future periods. The actual results in the periods following the acquisition date of July 9, 2010, may differ significantly from that reflected in the unaudited pro forma condensed consolidated financial data for a number of reasons including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma condensed consolidated financial data and the actual amounts and the completion of a final valuation of the acquisition.

The financial information of Maconomy has been extracted from the historical financial statements of Maconomy which were prepared in DKK and prepared in accordance with International Financial Reporting Standards as adopted by the IASB (“IFRS”), which is a method of accounting different from GAAP.

Unaudited adjustments have been made to present the Maconomy IFRS information under GAAP and adjusting Maconomy’s results to reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets had been applied from January 1, 2009, as well as additional pro forma adjustments, to give effect to this transaction on January 1, 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$66,038	$72,860	$213,849	$221,989
Income from continuing operations	3,880	7,261	15,123	13,810
Net Income	1,140	4,109	7,227	7,120
Basic EPS	0.02	0.06	0.11	0.11
Diluted EPS	0.02	0.06	0.11	0.11
Weighted average common shares-basic	64,874	63,611	64,664	63,443
Weighted average common shares-diluted	66,233	64,808	66,015	64,089

For purposes of these pro forma financial statements, the common stock rights offering that the Company completed in June 2009 was given effect in the computation of basic and diluted earnings per share for the nine months ended September 30, 2009 as if it occurred on January 1, 2009. On a pro forma basis, the proceeds from the rights offering combined with available cash on January 1, 2009 were used to finance the acquisition of Maconomy.

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

4. (LOSS) EARNINGS PER SHARE

Net (loss) income per share is computed under the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic (loss) earnings per share is computed using net (loss) income and the weighted average number of common shares outstanding. Diluted (loss) earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, unvested restricted stock and shares from the Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the computation of basic and diluted net (loss) income per share (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic (loss) earnings per share computation:
Net (loss) income attributable to Deltek, Inc. (A)	$(4,067)	$6,607	$3,009	$14,162

Weighted average common shares—basic (B)	64,873,813	63,610,770	64,664,165	54,320,088

Basic net (loss) income per share attributable to Deltek, Inc. (A/B)	$(0.06)	$0.10	$0.05	$0.26

Diluted (loss) earnings per share computation:
Net (loss) income attributable to Deltek, Inc. (A)	$(4,067)	$6,607	$3,009	$14,162

Shares computation:
Weighted average common shares—basic	64,873,813	63,610,770	64,664,165	54,320,088
Effect of dilutive stock options, restricted stock, and ESPP	—	1,197,263	1,300,306	646,653

Weighted average common shares—diluted (C)	64,873,813	64,808,033	65,964,471	54,966,741

Diluted net (loss) income per share attributable to Deltek, Inc. (A/C)	$(0.06)	$0.10	$0.05	$0.26

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

For the three months ended September 30, 2010 and 2009, 9,117,743 and 5,205,771 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, 4,891,392 and 5,389,121 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the nine months ended September 30, 2010 (in thousands):

Balance as of December 31, 2009	$63,910
Acquisition of Maconomy	34,247
Acquisition of S.I.R.A., Inc.’s assets	6,267
Foreign currency translation adjustments	1,766

Balance as of September 30, 2010	$106,190

The Company performed an annual impairment test for goodwill as of December 31, 2009 and determined that there was no impairment of goodwill, as the Company’s fair value was assessed and it was determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the nine months ended September 30, 2010 that indicate that there has been an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$23,817	$(14,457)	$9,360
Developed software	20,786	(9,651)	11,135
Tradename and non-compete	347	(332)	15
Maintenance	15,371	(638)	14,733
Foreign currency translation adjustments	2,327	(128)	2,199

Total	$62,648	$(25,206)	$37,442

Unamortized Intangible Assets
Tradename	$8,440	$—	$8,440
In Process R&D	101	—	101
Foreign currency translation adjustments	325	—	325

Total	$71,514	$(25,206)	$46,308

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships	$20,064	$(11,896)	$8,168
Developed software	9,110	(8,066)	1,044
Tradename and non-compete	347	(323)	24
Foreign currency translation adjustments	29	(17)	12

Total	$29,550	$(20,302)	$9,248

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500

Total	$34,050	$(20,302)	$13,748

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Included in cost of revenue:
Cost of software license fees	$1,017	$155	$1,411	$773
Cost of consulting services	20	20	59	59
Cost of other revenues	46	—	136	—

Total included in cost of revenue	1,083	175	1,606	832
Included in operating expenses:	1,716	879	3,187	2,659

Total	$2,799	$1,054	$4,793	$3,491

The following table summarizes the estimated future amortization expense for the remaining three months of 2010 and years thereafter (in thousands):

Years Ending December 31,
2010-remaining	$2,861
2011	10,029
2012	7,631
2013	5,450
2014	3,559
Thereafter	5,713

Total	$35,243

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the nine months ended September 30, 2010 or 2009.

6. DEBT

Since 2005, the Company has maintained a credit agreement with a syndicate of lenders led by Credit Suisse. The credit agreement was amended and extended in August 2009 (the “Amended Credit Agreement”), as a result of which the maturity of $129.4 million of term loans was extended to April 2013 (the “Extended Portion”). The remaining $50.2 million of term loans will mature in April 2011 (the “Non-Extended Portion”). In addition, the expiration of $22.5 million of the Company’s $30.0 million revolving credit facility was also extended to April 2013. The remaining $7.5 million under the revolving credit facility expired in April 2010.

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

During the first and third quarters of 2010, the Company made scheduled principal payments of $323,000 and $5.2 million, respectively. In addition, in the first quarter of 2010 the Company made a mandatory principal prepayment of $26.7 million from the Company’s 2009 annual excess cash flow. The mandatory excess cash flow payment was applied pro rata against the non-extended and extended term loans. During the second quarter of 2010, the Company was not required to make a scheduled principal payment as a result of the excess cash flow payment made in the first quarter of 2010.

As of September 30, 2010, the outstanding amount of the term loans was $146.8 million ($109.2 million relating to the Extended Portion and $37.6 million relating to the Non-Extended Portion), with interest rates at 6.25% for the Extended Portion of the term loans and 2.3% for the Non-Extended Portion of the term loans.

As of December 31, 2009, the outstanding amount of the term loans was $179.0 million ($128.8 million relating to the Extended Portion and $50.2 million relating to the Non-Extended Portion), with interest rates at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans.

There were no borrowings or other amounts outstanding under the revolving credit facility at September 30, 2010 and December 31, 2009 with the exception of certain contingent liabilities related to outstanding letters of credit, as discussed below.

The following table summarizes future principal payments on the Amended Credit Agreement as of September 30, 2010 (in thousands):

Total Remaining Principal Payments
2010	$12,527
2011	25,888
2012	1,111
2013	107,251

Total principal payments	$146,777

The loans are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets) and require the maintenance of certain financial covenants. The Amended Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, lending to subsidiaries, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of September 30, 2010.

At September 30, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $805,000. As a result, at September 30, 2010, the available borrowings on the revolving credit facility were $21.7 million.

On November 3, 2010, the Company extended and expanded the Amended Credit Agreement and entered into a Second Amended and Restated Credit Agreement, see Subsequent Events footnote for further details.

7. INCOME TAXES

In accordance with ASC 740, the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 59.7% and 30.5%, respectively.

The rate difference is impacted most significantly by the non deductible transaction costs incurred through September 30, 2010 of approximately $4.5 million dollars which significantly increased the effective tax rate. Additionally, the Company revised its estimated annual effective rate during the third quarter of 2009 to reflect the impact of approximately $2.0 million of reductions for increased credits for qualified research and development activities, the expected utilization of foreign tax credits not scheduled to expire for ten years, and the deductibility of certain expenses which lowered the effective tax rate in 2009.

During the nine months ended September 30, 2010, the Company established an additional liability under ASC 740-10 of $328,000, associated with certain deductible expenses and tax credits. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of September 30, 2010, the Company had a liability for unrecognized tax benefits of $2.2 million, which included accrued interest and potential penalties of $166,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2007. Currently, the Company is under audit in the Philippines and Virginia for certain tax periods ending December 31, 2008, 2007 and 2006.

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

In April 2007, the Company’s Board of Directors approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. In addition, in August 2010, the Company amended and restated the 2007 Plan to, among other things, increase the number of shares reserved and available for issuance under the 2007 Plan by 1,140,000 shares. Grants issued under the 2007 Plan may be from either authorized but unissued shares or issued shares from equity awards which have been forfeited or withheld by the Company upon vesting for payment of the employee’s tax withholding obligations and returned to the plan as shares available for future issuance.

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Included in cost of revenue:
Cost of consulting services	$374	$1,020	$754	$1,810
Cost of maintenance and support services	207	309	601	495
Cost of software license fees	4	—	4	—

Total included in cost of revenue	585	1,329	1,359	2,305
Included in operating expenses:
Research and development	673	885	1,803	1,820
Sales and marketing	674	705	1,849	1,492
General and administrative	1,130	880	3,481	2,523

Total included in operating expenses	2,477	2,470	7,133	5,835

Total	$3,062	$3,799	$8,492	$8,140

Stock Options

During the nine months ended September 30, 2010, options to purchase 1,245,000 shares of common stock were granted, with a weighted average grant date fair value of $4.29 as determined under the Black-Scholes-Merton valuation model. During the nine months ended September 30, 2010, options were exercised at an aggregate intrinsic value of $993,000. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Nine Months Ended September 30,
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	80.5%	69.5%
Risk-free interest rate	1.3%	2.3%
Expected life (in years)	3.5	6.2

Stock option compensation expense for the three months ended September 30, 2010 and 2009 was $1.4 million and $1.6 million, respectively. Stock option compensation expense for the nine months ended September 30, 2010 and 2009 was $4.1 million and $5.2 million, respectively. As of September 30, 2010, compensation cost related to unvested stock options not yet recognized in the income statement was $7.1 million and is expected to be recognized over an average period of 1.69 years.

Restricted Stock

During the nine months ended September 30, 2010, the Company issued 1,387,800 shares of restricted stock at a weighted average grant date fair value of $8.11. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

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

Restricted stock compensation expense for the three months ended September 30, 2010 and 2009 was $1.5 million and $536,000, respectively. Restricted stock compensation expense for the nine months ended September 30, 2010 and 2009 was $4.2 million and $1.1 million, respectively. As of September 30, 2010, compensation cost related to unvested shares not yet recognized in the income statement was $13.0 million and is expected to be recognized over an average period of 3.06 years.

Upon each vesting of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the nine months ended September 30, 2010, the Company withheld 178,455 shares of common stock at a value of approximately $1.3 million. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

ESPP compensation expense for the three months ended September 30, 2010 and 2009 was $75,000 and $1.7 million, respectively. ESPP compensation expense for the nine months ended September 30, 2010 and 2009 was $204,000 and $1.8 million, respectively. A total of 123,283 shares were issued under the ESPP during the nine months ended September 30, 2010. As of September 30, 2010, there were 658,126 shares available under the ESPP.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C. is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the nine months ended September 30, 2010 or 2009.The Company expects to pay approximately $1.5 million during the fourth quarter of 2010 to New Mountain Capital, L.L.C. in transaction fees related to the recent acquisition of Maconomy in July 2010. The Company expensed this amount during the third quarter of 2010.

In October 2010, the Company completed the acquisition of INPUT, Inc. (see Subsequent Events footnote). As a result of this acquisition, the Company expects to pay $1.2 million in addition to the aforementioned, $1.5 million, in transaction fees to New Mountain Capital, L.L.C. during the fourth quarter of 2010.

10. RESTRUCTURING CHARGE

The following table represents the restructuring liability balance at September 30, 2010 (in thousands):

	Nine Months Ended September 30, 2010
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Total Remaining Liability
2009 Plans
Severance and benefits	$462	$(6)	$(413)	$43
Facilities	470	(112)	(309)	49

Total 2009 Plans	$932	$(118)	$(722)	$92

Q1 2010 Plan
Severance and benefits	$—	$947	$(936)	$11
Facilities	—	89	(89)	—

Total Q1 2010 Plan	$—	$1,036	$(1,025)	$11

Total
Severance and benefits	$462	$941	$(1,349)	$54
Facilities	470	(23)	(398)	49

	$932	$918	$(1,747)	$103

2010 Restructuring Activity

During the first quarter of 2010, the Company implemented a restructuring plan to eliminate certain positions in order to realign the cost structure and to allow for increased investment in several areas. As a result of this restructuring, the Company recorded in the first quarter of 2010 a restructuring charge of $937,000 for severance and benefits costs for the reduction in headcount of approximately 25 employees. The Company did not incur a restructuring charge for the second or third quarters of 2010; however, adjustments were made to previously recorded charges in the first half of 2010. As of September 30, 2010, the Company has a remaining severance and benefits liability of $11,000, which is expected to be fully paid in the fourth quarter of 2010. This amount is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As part of the Company’s continued effort to manage operating costs, a restructuring charge of $97,000 was recorded in the first quarter of 2010 for the closure of an office location with adjustments made to this amount in the second quarter of 2010. This amount was fully paid in the second quarter of 2010.

2009 Restructuring Activity

The Company implemented discrete restructuring plans in each quarter of 2009 to eliminate certain positions to realign the Company’s cost structure, create a virtual workforce and allow for increased investment in its key strategic objectives. These plans included a reduction in headcount of approximately 80 employees. As a result of these plans, the Company recorded a charge of $2.4 million in the first nine months of 2009 for severance and benefits costs. In addition, the restructuring plans included the consolidation of one office and the closure of two office locations. As a result of these plans, the Company recorded a charge of $652,000 during the first nine months of 2009.

The balance of the 2009 restructuring activity, in the table above of $92,000 as of September 30, 2010, is expected to be fully paid by the third quarter of 2011.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At September 30, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the Amended Credit Agreement by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $805,000 and $877,000 at September 30, 2010 and December 31, 2009, respectively. These instruments had not been drawn on by third parties at September 30, 2010 or December 31, 2009.

Guarantees

The Company provides limited indemnification to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. Estimated losses for such indemnifications are evaluated under ASC 450, Contingencies, as interpreted by ASC 460, Guarantees. The Company does not believe that it currently has any material financial exposure with respect to the indemnification provided to customers. However, due to the lack of indemnification claims from customers, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any.

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

12. SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software and related solutions and implementations and support services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one unit based upon consolidated revenue and operating costs.

For the three and nine months ended September 30, 2010, the Company’s products and services were sold primarily in the United States, but also included sales through direct and indirect sales channels outside the United States, primarily in Canada, South Africa, the United Kingdom, Denmark, Sweden, Norway, the Netherlands, France and Australia.

For the three and nine months ended September 30, 2010, approximately 16% and 11%, respectively, of the Company’s license revenues were generated from sales outside of the United States. For the three and nine months ended September 30, 2009, approximately 11% and 7%, respectively, of the Company’s license revenues were generated from sales outside of the United States.

For the three and nine months ended September 30, 2010, approximately 14% and 10%, respectively, of the Company’s total revenues were generated from sales outside of the United States.

For the three and nine months ended September 30, 2009, approximately 6% and 5%, respectively, of the Company’s total revenues were generated from sales outside of the United States. No country outside of the United States accounted for 10% or more of the Company’s revenue at September 30, 2010 and 2009.

As of September 30, 2010 and December 31, 2009, the Company had $38.7 million and $4.0 million, respectively, of long-lived assets held outside of the United States.

No single customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2010 or 2009.

13. SUBSEQUENT EVENTS

Acquisition of INPUT, Inc.

On October 1, 2010, the Company announced that it had acquired INPUT, Inc. (“INPUT”) for an aggregate amount in cash equal to (i) $60 million, (ii) plus the aggregate of the exercise prices of the in-the-money options to purchase shares of INPUT Common Stock outstanding immediately prior to the effective time of the merger, (iii) plus the amount by which INPUT’s estimated net working capital is greater than $2.1 million, or less the amount by which INPUT’s estimated net working capital is less than $2.1 million (and subject to later adjustment based on final determination of net working capital at the effective time of the merger) and, (iv) less any indebtedness for borrowed money that is outstanding as of the consummation of the merger.

Holders of vested, unexercised INPUT options had their options terminated prior to the effective time of the merger and, promptly following the effective time of the merger, received solely cash consideration in exchange for such terminated options. In addition, approximately $1.6 million is expected to be incurred for acquisition-related costs, of which approximately $0.3 million was incurred and expensed during the third quarter of 2010 and the remaining amount is expected to be incurred in the fourth quarter of 2010.

INPUT enables companies to successfully identify and develop new business opportunities with federal, state and local government and other public sector organizations. Many of the largest government contractors and agencies rely on INPUT for the latest and most comprehensive opportunity database and market research information. INPUT powers an active network of over 30,000 members that collaborate on federal, state and local government opportunities, to develop teaming relationships and win new business. INPUT has nearly 200 employees and had revenues of approximately $26 million for 2009. INPUT has more than 2,100 customers.

We are currently evaluating the purchase accounting impact of INPUT, and therefore this Form 10-Q does not include fair value purchase price allocation information for this acquisition as it was not practicable to prepare this information as of the reporting date of this Form 10-Q.

Second Amended and Restated Credit Agreement

On November 3, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) which provides for $230 million in borrowings, consisting of a secured term loan facility of $200 million in term loans maturing in November 2016 and a secured revolving credit facility of $30 million maturing in November 2015. The new revolving credit facility was undrawn at closing. All amounts outstanding under the Amended Credit Agreement, except for approximately $805,000 in letters of credit that remained outstanding, were prepaid in full out of proceeds from the New Credit Agreement. The remainder of the proceeds from the New Credit Agreement will be used for general corporate purposes.

Under the New Credit Agreement, for both the term loans and the revolving credit facility, the Company will pay an interest rate equal to the LIBO rate plus 4.00%, with a LIBO rate floor of 1.50%. In addition, the Company will pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. The New Credit Agreement requires the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016.

There are no material modifications to the Amended Credit Agreement’s debt covenants under the New Credit Agreement, except that the fixed charge coverage ratio covenant under the Amended Credit Agreement was replaced by a maximum capital expenditures covenant under the New Credit Agreement. All loans under the New Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets).

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

Company Overview

Since our founding in 1983, we have established a leading position as a provider of enterprise applications software and related services designed and developed specifically for project-focused organizations. These organizations include architecture and engineering firms, government contractors, aerospace and defense contractors, information technology services firms, professional services and consulting organizations, discrete project manufacturing companies, grant-based not-for-profit organizations and government agencies, among others.

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

With our software solutions, project-focused organizations can better measure business results, optimize performance, streamline operations, identify partners and win new business. As of the date of this filing, we have over 14,000 customers worldwide that span numerous project-focused industries and range in size from small organizations to large enterprises. In addition, over 10,000 organizations and professionals rely on our innovative online govWin solution to find, capture and deliver on revenue-generating government contracting opportunities. More than 2,000 member organizations also rely on our INPUT solution to obtain the latest and most comprehensive government market research and analysis.

Our revenue is generated from sales of software licenses, related software maintenance and support agreements and professional services to assist customers with the implementation of our products, as well as education and training services. Our continued growth depends, in part, on our ability to generate license revenues from new customers and to continue to expand our presence by selling new products within our existing base of customers.

In our management decision making, we continuously balance our need to achieve short-term financial and operational goals with the equally critical need to continuously invest in our products and infrastructure to ensure our future success. In making decisions around investment levels and our future plans, we consider many factors, including our ability to:

•	Expand our presence and penetration of existing markets;

•	Sell new products and sell upgrades from legacy products to our existing customers;

•	Offer new sales and pricing models and strategies, including subscription, term and on-demand pricing;

•	Expand our presence in new markets and broaden our reach geographically;

•	Pursue strategic opportunities and successfully integrate acquired companies or products; and

•	Maximize our network of alliance partners.

We have acquired companies to broaden our product offerings, expand our customer base and provide us with a future opportunity to migrate those added customers to newer applications we may develop. The products of the acquired companies provide our customers with new products or core functionality that complements our own established products.

In December 2009, we acquired mySBX Corporation, an online enterprise that enables organizations and professionals to rapidly identify opportunities, manage resources and win more business.

In March 2010, we acquired S.I.R.A. Inc.’s web-based budgeting, forecasting, and resource planning business specifically designed for government contractors and for use with Deltek’s products.

In July 2010, we acquired Maconomy A/S, an international provider of software solutions to professional services firms.

In October 2010, we acquired INPUT, Inc., which enables companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations.

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

Our license revenue for the three months ended September 30, 2010 increased 21% as compared to the three months ended September 30, 2009. This increase reflected the positive revenue impact from our acquisition of Maconomy in July 2010, as well as continuing demand from our existing customers. During the third quarter of 2010, a greater percentage of our transactions involved larger-sized deals by dollar amount as compared to the prior-year period. We believe this is a reflection of our ability to penetrate a full range of customers in our target markets with our broad range of product offerings and solutions. While many of our customers have not yet fully recovered from the impacts of the economic recession on their business, we believe our full range of product offerings and solutions well positions us to benefit from increased sales activity once customers begin shortening sales cycles and committing to capital expenditures.

In addition, we believe the expansion of our licensing portfolio to include subscription, term and on-demand pricing in addition to perpetual licensing will provide us with additional sales opportunities from existing and prospective customers. As a result, we expect an increase in deferred revenue resulting from our contractual arrangements with customers using subscription, term or on-demand pricing models.

During the three months ended September 30, 2010, we experienced increased sales activity with respect to our government contracting customers as compared to the three months ended September 30, 2009, primarily with respect to our enterprise project management (“EPM”) products. We believe that the government’s need to ensure that the projects that it funds are completed on time and on budget could continue to benefit us, because we believe government mandates are a critical factor driving many customers to utilize our earned value management and project scheduling applications across large segments of their organizations. While we anticipate that this trend may impact demand for our consulting, maintenance and support services in the future, it is difficult to predict the timing and extent to which we could benefit from this trend.

Our license revenue in the architecture and engineering and professional services markets increased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily a result of the positive revenue impact from our acquisition of Maconomy in July 2010. Revenues from our Vision product, our fully-integrated, project-based solution for architecture and engineering firms, decreased as compared to the three months ended September 30, 2009. Although we saw continued add-on and expansion transactions in the architecture and engineering and professional services market, we believe revenue from new customers declined as customers continue to wait for new projects to be awarded to them before adding new licenses to their infrastructure investment.

We believe that our acquisition of Maconomy, and its related products and target markets, will continue to accelerate our expansion into other parts of the professional services market, both domestically and internationally. It is difficult to predict the nature, timing or extent of this expansion.

We expect continued demand for our maintenance services given our historically high maintenance retention rate and stable base of customers. However, we may not experience the same level of demand for our consulting services when compared to historical periods, because we may not be able to replicate the impact of large implementation projects that were successfully completed earlier in 2010.

Consulting services revenues decreased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Our license and consulting services revenues in the third quarter of 2010 were impacted by the deferral of revenues and the related accounting impact associated with milestone-based customer implementations, and they may be similarly impacted in the future.

For the three months ended September 30, 2010, we deferred approximately $2.1 million of total revenue associated with a significant milestone-based customer implementation. We expect that this deferred revenue will be recognized as revenue in the fourth quarter of 2010, along with the corresponding cost associated with that revenue. In addition, our license revenues in the third quarter of 2010 were impacted by the deferral of revenues associated with subscription and term-based licenses of our software solutions. We expect this trend to continue as we continue to offer software solutions under multiple pricing and term models.

In light of the continuing global economic uncertainty, we have proactively managed, and will continue to proactively manage, our business to control operating expenses and realign resources in ways that we believe will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals. At the same time, we will continue to invest in new revenue opportunities, including launching add-on products to complement our existing offerings, cross-selling our Vision and Maconomy products to our existing base of customers, acquiring new companies or products and increasing sales of licenses on a subscription, term or on-demand basis.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Goodwill, Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$15.4	$12.7	$2.7	21	$44.0	$39.7	$4.3	11
Consulting services	15.6	19.8	(4.2)	(21)	46.3	59.0	(12.7)	(22)
Maintenance and support services	33.9	31.6	2.3	7	99.2	93.2	6.0	6
Other revenues	0.3	—	0.3	100	4.0	3.5	0.5	14

Total revenues	$65.2	$64.1	$1.1	2	$193.5	$195.4	$(1.9)	(1)

COST OF REVENUES:
Cost of software license fees	$2.0	$1.2	$0.8	67	$4.2	$4.4	$(0.2)	(5)
Cost of consulting services	14.8	16.7	(1.9)	(11)	41.5	50.2	(8.7)	(17)
Cost of maintenance and support services	6.5	5.5	1.0	18	18.7	16.8	1.9	11
Cost of other revenues	0.2	—	0.2	100	4.3	4.6	(0.3)	(7)

Total cost of revenues	$23.5	$23.4	$0.1	0	$68.7	$76.0	$(7.3)	(10)

GROSS PROFIT	$41.7	$40.7	$1.0	2	$124.8	$119.4	$5.4	5

OPERATING EXPENSES:
Research and development	$13.7	$10.9	$2.8	26	$36.5	$32.5	$4.0	12
Sales and marketing	15.6	10.4	5.2	50	38.0	32.5	5.5	17
General and administrative	13.8	8.7	5.1	59	34.5	26.0	8.5	33
Restructuring charge	—	0.6	(0.6)	(100)	0.9	3.1	(2.2)	(71)

Total operating expenses	$43.1	$30.6	$12.5	41	$109.9	$94.1	$15.8	17

(LOSS) INCOME FROM OPERATIONS	$(1.4)	$10.1	$(11.5)	(114)	$14.9	$25.3	$(10.4)	(41)
Interest income	—	—	—	—	—	—	—	—
Interest expense	(2.3)	(1.9)	(0.4)	21	(7.3)	(4.9)	(2.4)	49
Other expense, net	(0.3)	—	(0.3)	100	(0.3)	—	(0.3)	100

(LOSS) INCOME BEFORE INCOME TAXES	(4.0)	8.2	(12.2)	(149)	7.3	20.4	(13.1)	(64)
Income tax expense	0.3	1.6	(1.3)	(81)	4.5	6.2	(1.7)	(27)

NET (LOSS) INCOME	$(4.3)	$6.6	$(10.9)	(165)	$2.8	$14.2	$(11.4)	(80)
Net loss attributable to noncontrolling interests	0.2	—	0.2	100	0.2	0.0	0.2	100

NET (LOSS) INCOME ATTRIBUTABLE TO DELTEK, INC.	$(4.1)	$6.6	$(10.7)	(162)	$3.0	$14.2	$(11.2)	(79)

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Software license fees	$15.4	$12.7	$2.7	21	$44.0	$39.7	$4.3	11
Consulting services	15.6	19.8	(4.2)	(21)	46.3	59.0	(12.7)	(22)
Maintenance and support services	33.9	31.6	2.3	7	99.2	93.2	6.0	6
Other revenues	0.3	—	0.3	100	4.0	3.5	0.5	14

Total revenues	$65.2	$64.1	$1.1	2	$193.5	$195.4	$(1.9)	(1)

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

        Software license fee revenues increased $2.7 million, or 21%, to $15.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was due to an increase in Costpoint, EPM, and GCS license revenues of $1.6 million and the impact of Maconomy license revenues of $1.8 million offset by a decrease in Vision license revenues of $0.7 million.

Software license fee revenues increased $4.3 million, or 11%, to $44.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was due to an increase in Costpoint, EPM, and GCS license revenues of $2.2 million, the impact of Maconomy license revenues of $1.8 million and an increase in Vision license revenues of $0.3 million. In addition to attributing the increase to the inclusion of license revenues from Maconomy, we believe this increase is attributed to improved confidence among our customers with regard to their economic outlook as license revenue for each of our product families increased in comparison to the prior-year period.

While the timing and nature of the financial and economic turnaround remains uncertain, we expect the improved confidence we have seen among customers to continue during the remainder of 2010 as compared to the same period in the prior year. Nonetheless, we may not experience the same level of demand during the remainder of 2010 when compared to historical periods for our software solutions.

Consulting Services

Our consulting services revenues are generated from software implementation and related project management and data conversion, as well as training, education and other consulting services associated with our software applications, and are typically provided on a time-and-materials basis.

Consulting services revenues decreased $4.2 million, or 21%, to $15.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This is a result of declines of $6.4 million in software implementation consulting services, $1.0 million in reimbursable revenues and $0.5 million in training revenues, which is the result of the completion of certain large implementation projects, lower license related activity in prior quarters and the deferral of revenues associated with milestone-based customer implementations. The decrease was offset by an increase of $3.7 million in consulting services revenues due to our acquisition of Maconomy.

Consulting services revenues decreased $12.7 million, or 22%, to $46.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This is a result of declines of $14.0 million in software implementation consulting services, $1.9 million in reimbursable revenues and $0.5 million in training revenues, which is the result of the completion of certain large implementation projects, lower license revenue related to activity in prior quarters and the deferral of revenues associated with milestone-based customer implementations. The decrease was offset by an increase of $3.7 million in consulting services revenues due to our Maconomy acquisition.

Although we expect continued demand during the remainder of 2010 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our existing software, we may not be able to replicate the impact of large implementation projects that were successfully completed earlier in 2010. The deferral of revenues associated with milestone-based customer implementations may also impact our consulting services revenues. Moreover, we may not experience the same level of demand as previously experienced from our government contracting and architecture and engineering and professional services customers as they remain cautious with respect to the expansion of their business opportunities.

Maintenance and Support Services

Maintenance revenues increased $2.3 million, or 7%, to $33.9 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in maintenance revenues attributable to our traditional products, excluding Maconomy products, was $1.3 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers and annual price escalations for our maintenance services. The increase in maintenance revenues attributable to our Maconomy acquisition was $1.0 million.

Maintenance revenues increased $6.0 million, or 6%, to $99.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in maintenance revenues attributable to our traditional products, excluding Maconomy products, was $5.0 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers and annual price escalations for our maintenance services. The increase in maintenance revenues attributable to our Maconomy acquisition was $1.0 million.

Other Revenues

Our other revenues consist primarily of fees collected for our annual user conference, which is typically held in the second quarter of the year, as well as revenue from subscription memberships and term license agreements. For the three months ended September 30, 2010, other revenues increased to $0.3 million as a result of higher membership revenues of

$0.2 million and other revenues of $0.1 million attributed to our acquisition of Maconomy. For the nine months ended September 30, 2010, other revenues increased to $4.0 million from $3.5 million for the nine months ended September 30, 2009 as a result of higher user conference revenues in the current year of $0.2 million, higher membership revenue of $0.2 million and other revenues of $0.1 million attributed to our acquisition of Maconomy.

Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of software license fees	$2.0	$1.2	$0.8	67	$4.2	$4.4	$(0.2)	(5)
Cost of consulting services	14.8	16.7	(1.9)	(11)	41.5	50.2	(8.7)	(17)
Cost of maintenance and support services	6.5	5.5	1.0	18	18.7	16.8	1.9	11
Cost of other revenues	0.2	—	0.2	100	4.3	4.6	(0.3)	(7)

Total cost of revenues	$23.5	$23.4	$0.1	0	$68.7	$76.0	$(7.3)	(10)

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees increased by $0.8 million, or 67%, to $2.0 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was primarily the result of amortization of purchased intangibles related to the Maconomy acquisition of $0.7 million.

Cost of software license fees decreased by $0.2 million, or 5%, to $4.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was the result of lower royalty expense for third party software of $0.5 million, lower amortization of capitalized software and purchased intangible assets of $0.5 million offset by the amortization of purchased intangibles related to the Maconomy acquisition of $0.7 million and other expenses of $0.1 million.

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

Cost of consulting services decreased $1.9 million, or 11%, to $14.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The key drivers of this decrease were decreases in labor and related benefits of $3.5 million resulting from a reduction in average headcount, excluding Maconomy, of 26% to approximately 220, the capitalization of costs of $1.3 million associated with milestone-based customer implementations and decreases in travel of $0.5 million. These decreased costs were offset by the inclusion of Maconomy costs of $3.4 million.

Cost of consulting services decreased $8.7 million, or 17%, to $41.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The key drivers were decreases in labor and related benefits of $8.6 million resulting from a reduction in average headcount, excluding Maconomy, of 18% to approximately 250, the capitalization of costs of $1.9 million associated with milestone-based customer implementations, decreases in travel of $1.1 million and decreases in other expenses of $0.5 million. These decreased costs were offset by the inclusion of Maconomy costs of $3.4 million.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of salaries, benefits, stock-based compensation, incentive compensation and third-party royalty expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services increased $1.0 million, or 18%, to $6.5 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The change is due to an increase in labor and related benefits due to increased resources of $0.4 million, Maconomy costs of $0.4 million and an increase in other expenses of $0.2 million.

Cost of maintenance services increased $1.8 million, or 11%, to $18.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase is primarily due to an increase in labor and related benefits due to increased resources of $1.4 million and Maconomy costs of $0.4 million.

Cost of Other Revenues

Our cost of other revenues primarily includes the cost associated with our annual user conference. For the three months ended September 30, 2010, cost of other revenues were $0.2 million which were slightly higher than 2009. For the nine months ended September 30, 2010, cost of other revenues decreased to $4.3 million from $4.6 million for the nine months ended September 30, 2009 as a result of lower user conference costs.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$13.7	$10.9	$2.8	26	$36.5	$32.5	$4.0	12
Sales and marketing	15.6	10.4	5.2	50	38.0	32.5	5.5	17
General and administrative	13.8	8.7	5.1	59	34.5	26.0	8.5	33
Restructuring charge	—	0.6	(0.6)	(100)	0.9	3.1	(2.2)	(71)

Total operating expenses	$43.1	$30.6	$12.5	41	$109.9	$94.1	$15.8	17

Research and Development

Our research and development expenses consist primarily of salaries, benefits, stock-based compensation and related expenses, including third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $2.8 million, or 26%, to $13.7 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The drivers of the increase were the inclusion of Maconomy costs of $2.0 million and increases in labor and related benefits due to increased resources of $0.8 million.

Research and development expenses increased by $4.0 million, or 12%, to $36.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The drivers of the increase were the inclusion of Maconomy costs of $2.0 million, increases in labor and related benefits due to increased resources of $1.8 million and increases in other expenses of $0.2 million.

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

Sales and marketing expenses increased by $5.2 million, or 50%, to $15.6 million for the three months ended September 30, 2010 compared to three months ended September 30, 2009. The increase was primarily due to the inclusion of Maconomy costs of $2.2 million, the amortization of purchased intangibles related to the Maconomy acquisition of $1.0 million, increases in labor and related benefits due to increased resources of $1.2 million, commissions of $0.4 million, professional fees of $0.3 million and other expenses of $0.1 million.

Sales and marketing expenses increased by $5.5 million, or 17%, to $38.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily due to the inclusion of Maconomy costs of $2.2 million, the amortization of purchased intangibles related to the Maconomy acquisition of $1.0 million, increases in commissions of $1.0 million, increases in labor and related benefits due to increased resources of $0.6 million, increases in personnel and development costs of $0.4 million, increases in professional fees of $0.3 million and increases in other expenses of $0.4 million. These costs were offset by a decrease in amortization expense of $0.4 million.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, legal and human resources. General and administrative costs also include insurance premiums and third-party legal and other professional services fees, acquisition and integration transaction costs, facilities and other expenses associated with our administrative activities.

General and administrative expenses increased $5.1 million, or 59%, to $13.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The key drivers of this increase were increases in business acquisition-related expenses of $3.6 million for the acquisitions of Maconomy and INPUT, the inclusion of Maconomy costs of $1.3 million, increases in labor and related benefits due to increased resources of $0.4 million, increase in bad debt of $0.4 million and increases in other expenses of $0.2 million, offset partially by decreases in other professional fees of $0.9 million.

General and administrative expenses increased $8.5 million, or 33%, to $34.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The key drivers of this increase were increases in business acquisition-related expenses of $5.5 million for the acquisition of Maconomy and INPUT, increases in labor and related benefits due to increased resources of $3.5 million, the inclusion of Maconomy costs of $1.3 million and increases in other expenses of $0.2 million, offset partially by decreases in professional fees of $1.4 million and decreases in bad debt of $0.7 million.

Restructuring Charge

During the nine month period ended September 30, 2010, we recorded a restructuring charge of approximately $0.9 million resulting from the realignment of our cost structure and the closure of an office location. The charge included $0.9 million for severance and benefit costs for approximately 25 employees and $0.1 million for facilities related expenses associated with the closure of one office location, partially offset by a restructuring benefit of $0.1 million.

During the nine month period ended September 30, 2009, we implemented discrete restructuring plans in each quarter of 2009 to eliminate certain positions to realign our cost structure, create a virtual workforce and allow for increased investment in our key strategic objectives. As a result of these plans, we recorded a restructuring charge of approximately $3.1 million for the nine month period ended September 30, 2009, which consisted of $2.4 million for severance and severance-related costs for approximately 80 employees and $0.7 million for consolidation of facilities of which $0.6 million was incurred in the third quarter of 2009 for the closure of two office locations.

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three and nine months ended September 30, 2010, when compared with the comparable periods in 2009.

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$2.3	$1.9	$0.4	21	$7.3	$4.9	$2.4	49

Interest expense increased $0.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and $2.4 million for the nine months ended September 30, 2010 compared to the same period in the prior year. This increase resulted from higher interest rates attributed to the amendment of our credit facility in August 2009 offset by the decrease in the LIBO rate compared to the prior year and the debt repayments during the first nine months of 2010.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
	(dollars in millions)				(dollars in millions)
Income tax expense	$0.3	$1.6	$(1.3)	(81)	$4.5	$6.2	$(1.7)	(27)

Income tax expense for the three months ended September 30, 2010 decreased $1.3 million, or 81% to $0.3 million, for the three months ended September 30, 2009. This decrease is attributable to a decrease in income before taxes, as well as the impact of $2.0 million in tax expense related to tax return adjustments recorded in the third quarter of 2009. The 2009 adjustments included benefits for higher research and development tax credits, foreign tax credits and adjustments for certain tax deductions. Additionally, the income tax rate for the third quarter of 2010 was impacted by the non-deductibility of certain transaction costs related to the Maconomy acquisition.

As a percentage of pre-tax income, income tax expense was (8.8)% and 19.8% for the three months ended September 30, 2010 and 2009, respectively. The 19.8% rate for 2009 includes discrete items and the associated rate without discrete items was 37.8%.

Income tax expense for the nine months ended September 30, 2010 decreased to $4.5 million compared to $6.2 million for the nine months ended September 30, 2009. As a percentage of pre-tax income, income tax expense was 59.7% and 30.5% for the nine months ended September 30, 2010 and 2009, respectively. The income tax expense for the first three quarters of 2010 is lower than the first three quarters of 2009 due primarily to lower pre-tax income offset by the non-deductibility of certain transaction costs related to various acquisitions totaling $4.5 million for the nine months ended September 30, 2010.

Effective January 1, 2007, we adopted the provisions of ASC 740-10, Income Taxes-Overall. ASC 740-10 clarifies the criteria that an individual tax position must satisfy for that position to be recognized in the financial statements. This interpretation also provides guidance on accounting for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine months ended September 30, 2010, the Company established an additional liability of approximately $0.3 million associated with certain deductions and credits as well as interest on prior period ASC 740-10 adjustments.

Credit Agreement

We have maintained a credit agreement since 2005 with a syndicate of lenders led by Credit Suisse. The credit agreement was amended and extended in August 2009 (the “Amended Credit Agreement”), as a result of which the maturity of $129.4 million of term loans was extended to April 2013 (the “Extended Portion”). The remaining $50.2 million of term loans was scheduled to mature in April 2011 (the “Non-Extended Portion”). In addition, the expiration of $22.5 million of the $30.0 million revolving credit facility was also extended to April 2013. The remaining $7.5 million under the revolving credit facility expired in April 2010.

Amended Credit Agreement

The Non-Extended Portion of the term loans accrued interest at a rate of 2.25% above the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”). The spread above the LIBO rate decreased as the Company’s leverage ratio, as defined in the Amended Credit Agreement, decreased. The interest rate for the Extended Portion of the term loans and the revolving credit facility was the LIBO rate plus 4.25% with a LIBO rate floor of 2.00%. We were obligated to pay a commitment fee ranging from 0.5% to 0.75% of the unused portion of the revolving credit facility.

The Amended Credit Agreement requires mandatory prepayments of the term loans from annual excess cash flow, as defined in the Amended Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. Mandatory prepayments, such as those made from annual cash flow, as well as voluntary prepayments, were required to be applied pro rata against the outstanding balances of the non-extended and extended loans.

During the first and third quarters of 2010, we made scheduled principal payments of $323,000 and $5.2 million, respectively. In addition, in the first quarter of 2010 we made a mandatory principal prepayment of $26.7 million from our 2009 annual excess cash flow. The mandatory excess cash flow payment was applied pro rata against the non-extended and extended term loans. During the second quarter of 2010, we were not required to make a scheduled principal payment as a result of the excess cash flow payment made in the first quarter of 2010.

As of September 30, 2010, the outstanding amount of the term loans was $146.8 million ($109.2 million relating to the Extended Portion and $37.6 million relating to the Non-Extended Portion), with interest rates at 6.25% for the Extended Portion of the term loans and 2.3% for the Non-Extended Portion of the term loans.

As of December 31, 2009, the outstanding amount of the term loans was $179.0 million ($128.8 million relating to the Extended Portion and $50.2 million relating to the Non-Extended Portion), with interest rates at 6.25% for the Extended Portion of the term loans and 2.5% for the Non-Extended Portion of the term loans. There were no borrowings or amounts outstanding under the revolving credit facility at September 30, 2010 and December 31, 2009, with the exception of certain contingent liabilities related to outstanding letters of credit described below.

All loans under the Amended Credit Agreement are collateralized by substantially all of our assets (including our domestic subsidiaries’ assets). The Amended Credit Agreement required us to comply with financial covenants requiring us to maintain defined minimum levels of interest coverage and fixed charges coverage and providing for a limitation on our leverage ratio. The financial ratio covenants in the Amended Credit Agreement remained unchanged during the third quarter of 2010.

The following table summarizes the significant financial covenants under the Amended Credit Agreement (adjusted EBITDA below is as defined in the Amended Credit Agreement):

Covenant Requirement	Calculation	As of September 30, 2010		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	6.90	Greater than 3.00 to 1.00 effective January 1, 2010

Minimum Fixed Charges Coverage	Cumulative adjusted EBITDA for the prior four quarters/(interest expense + principal payments + capital expenditures + capitalized software costs + cash tax payments)	Greater than 1.10	2.00	Greater than 1.10

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.39	Less than 3.25 to 1.00

The Amended Credit Agreement also required us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, lend to our subsidiaries, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends. As of September 30, 2010, we were in compliance with all covenants related to our Amended Credit Agreement.

New Credit Agreement

On November 3, 2010, we extended and expanded the Amended Credit Agreement and entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”). The New Credit Agreement provides for $230 million in borrowings, consisting of a secured term loan facility of $200 million in term loans maturing in November 2016 and a secured revolving credit facility of $30 million maturing in November 2015. The new revolving credit facility was undrawn at closing. All amounts outstanding under the Amended Credit Agreement, except for approximately $805,000 in letters of credit that remained outstanding, were prepaid in full out of proceeds from the New Credit Agreement. The remainder of the proceeds from the New Credit Agreement will be used for general corporate purposes.

Under the New Credit Agreement, for both the term loans and the revolving credit facility, we will pay an interest rate equal to the LIBO rate plus 4.00%, with a LIBO rate floor of 1.50%. In addition, we will pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. The new revolving credit facility was undrawn at closing. The New Credit Agreement requires us to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016.

There are no material modifications to the Amended Credit Agreement’s debt covenants under the New Credit Agreement, except that the fixed charge coverage ratio covenant under the Amended Credit Agreement was replaced by a maximum capital expenditures covenant under the New Credit Agreement. All loans under the New Credit Agreement are collateralized by substantially all of our assets (including our domestic subsidiaries’ assets).

Based on our current expectations of our future performance, we believe that we will satisfy the financial covenants of our New Credit Agreement for the foreseeable future.

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

In June 2009, we completed our common stock rights offering, which was fully subscribed by our stockholders, resulting in the issuance of 20 million shares of common stock. Net proceeds after deducting fees and offering expenses were approximately $58.2 million. We used $3.1 million to prepay indebtedness under our credit agreement and used the remaining net proceeds from the rights offering for additional working capital, strategic investments and acquisitions, reduction of indebtedness or general corporate purposes.

We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At September 30, 2010, the total amount of letters of credit guaranteed under the revolving credit facility was $805,000. As a result, available borrowings on the revolving credit facility at September 30, 2010 were $21.7 million.

We expect that our future growth will continue to require additional working capital. While future working capital requirements are difficult to forecast, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our new revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months. We also believe that the aggregate cash balance of $73.5 million as of September 30, 2010, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our new revolving credit facility), is sufficient to cover the payments due over the next eighteen months of $2.9 million under the New Credit Agreement and the acquisition of INPUT in October 2010 of approximately $60 million.

In the future, however, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or modifying the terms of our New Credit Agreement.

Analysis of Cash Flows

For the nine months ended September 30, 2010, we generated cash from operating activities of $44.5 million compared to $51.2 million during the comparable period for 2009. The decrease of $6.7 million was primarily due to a decrease in net income of $11.2 million, which includes $5.5 million transaction costs incurred with the acquisitions of Maconomy and INPUT, an increase in interest paid of $2.2 million and an increase in taxes paid of $1.4 million. The remaining operating activities account for the offsetting difference of $8.1 which is primarily attributed to moving to annual maintenance billing in 2010 as well as improved accounts receivable collections.

Net cash used in investing activities was $73.6 million for the nine months ended September 30, 2010, compared to $2.0 million used during the comparable period of 2009. Our use of cash in investing activities in the first nine months of 2010 was for the acquisition of Maconomy for $64.6 million, the purchase of the assets of S.I.R.A., Inc. for $6.1 million and the purchase of property and equipment of $2.9 million. The use of cash in the comparable period in 2009 was for the purchase of property and equipment of $1.9 million and for capitalized software development costs of $0.1 million.

Net cash used in financing activities was $31.1 million for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $45.2 million during the comparable period of 2009. Cash used in financing activities in the first nine months of 2010 was primarily related to $32.2 million in debt repayments and $1.3 million for shares withheld for minimum tax withholdings on vested restricted stock. This was offset by proceeds for stock option exercises, and the related tax benefit on stock awards, as well as the issuance of stock under our employee stock purchase plan of $2.4 million.

Cash provided by financing activities of $45.2 million for the comparable period in 2009 was primarily related to proceeds received from our rights offering of $58.2 million, net of issuance costs, proceeds from stock option exercises, the related tax benefit on stock awards, and the issuance of stock under the employee stock purchase plan of $2.8 million. This was offset by $13.5 million in debt repayments and $2.3 million in payments for deferred financing costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At September 30, 2010, we had $73.5 million in cash and cash equivalents. Our interest expense associated with the Non-Extended Portion of our term loans and revolving credit facility varied with market rates as will our term loans and revolving credit facility under our New Credit Agreement. As of September 30, 2010, we had approximately $146.8 million in debt outstanding, of which $109.2 million was effectively set at a fixed rate, due to the LIBO rate floor established in the Amended Credit Agreement, and the remaining $37.6 million was at a variable rate. A LIBO rate floor is also set forth under the New Credit Agreement. Based upon the variable rate debt outstanding as of September 30, 2010, a hypothetical 1% increase in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. However, an increase in the LIBO rate above the LIBO rate floor subsequent to September 30, 2010 under the New Credit Agreement could also cause any of our debt currently set at a fixed rate because of the LIBO rate floor to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of September 30, 2010, a hypothetical 1% decrease in interest rates would decrease interest income by approximately $0.8 million on an annual basis, and would likewise decrease our earnings and cash flows. We do not use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in US Dollars. However, since a growing portion of our operations consists of activities outside of the US, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona and the Norwegian kroner. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during the three and nine months ended September 30, 2010 and 2009, respectively. The foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows for the three and nine months ended September 30, 2010 and 2009, respectively. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net income by less than $1.0 million during the three and nine months ending September 30, 2010. Our net assets at September 30, 2010 would have been impacted by less than $10.0 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the financial and overall condition of third-party solutions providers and resellers of our products and solutions may be affected by difficult business conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2009 and the nine months ended September 30, 2010, resellers accounted for approximately 9% and 11%, respectively, of our software license fee revenue.

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

Between 2006 and 2009 our total revenue increased from $228.3 million to $265.8 million, or approximately 16%. For the nine months ended September 30, 2010, our total revenue was $193.5 million. Our worldwide headcount has increased from approximately 1,040 employees at the end of 2006 to approximately 1,400 employees worldwide as of September 30, 2010, including Maconomy. Our acquisition of INPUT in October 2010 increased our headcount by approximately 200 employees.

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

If we fail to address the demands associated with the expansion and development of our business, including with respect to the integration of acquired businesses, our profitability and our business reputation could be materially adversely affected.

If we are unsuccessful in entering new market segments or further penetrating our existing market segments, our revenue or revenue growth could be materially adversely affected.

Our future results depend, in part, on our ability to successfully penetrate new markets, as well as to expand further into our existing markets. In order to grow our business, we may expand to other project-focused markets in which we may have less experience. Expanding into new markets requires both considerable investment and coordination of technical, support, sales, marketing and financial resources. In July 2010, we announced the completion of our acquisition of Maconomy, an international provider of software solutions to professional services firms, and as a result of this acquisition expanded our operations into Denmark, the Netherlands, Norway and Sweden and expanded our existing operations in the United Kingdom.

In October 2010, we announced the completion of our acquisition of INPUT, which we believe added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions thereby expanding our network of government contractor customers. We may not achieve the benefits we expect from these acquisitions with respect to increasing our penetration in new markets and geographies.

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

As of September 30, 2010, we had customers in approximately 70 countries. Taking into account our acquisition of Maconomy, we currently have facilities in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands and Australia.

Doing business internationally involves additional potential risks and challenges, including:

•	managing international operations, including a global workforce, multiple languages for communication and diverse cultural conventions;

•	conforming our products to local business practices or standards, including developing multi-lingual compatible software;

•	developing brand awareness for our products;

•	competing with local and international software vendors;

•	disruptions in international communications resulting from damage to, or disruptions of, telecommunications links, gateways, cables or other systems;

•	potential difficulties in collecting accounts receivable and longer collection periods in countries where the accounts receivable collections process may be more difficult;

•	potentially unstable political and economic conditions in countries in which we do business or maintain development operations;

•	potentially higher operating costs resulting from local laws, regulations and market conditions;

•	foreign currency controls and fluctuations resulting from intercompany balances or arrangements associated with our international operations;

•	reduced protection for intellectual property rights in a number of countries where we do business;

•	compliance with frequently changing governmental laws and regulations;

•	seasonality in business activity specific to various markets that is different than our recent historical experience;

•	potentially longer sales cycles in certain international markets;

•	potential restrictions on repatriation of earnings, including changes in the tax treatment of our international operations; and

•	potential restrictions on the export of technologies such as data security and encryption.

These risks could increase our costs or adversely affect our operating results.

If we are not successful in expanding our international business, our revenue growth could be materially adversely affected.

We have customers in approximately 70 countries and international markets accounted for approximately 9% and 11% of our total software license fee revenue for the twelve months ended December 31, 2009 and the nine months ended September 30, 2010, respectively. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products in international markets and successfully integrate acquired businesses. If we are unable to further our expansion into international markets, or if we are unable to realize the benefits we expect to achieve from our acquisition of Maconomy or any future international operation that we acquire, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired and intend to continue to acquire complementary businesses, technologies, product lines or services organizations. In July 2010, we announced the completion of our acquisition of Maconomy, an international provider of software solutions to professional services firms and in October 2010, we announced the completion of our acquisition of INPUT, which we believe added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

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

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance services constituted approximately 47% and 40% of our total revenue in 2009 and 2008, respectively. For the nine months ended September 30, 2010, revenues from maintenance services constituted approximately 51% of our total revenue.

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

As of September 30, 2010, we had approximately $146.8 million of outstanding debt under our Amended Credit Agreement and term loans at interest rates which were subject to market fluctuation. On November 3, 2010, we extended and expanded the Amended Credit Agreement and entered into the New Credit Agreement which provides for $230 million in borrowings, consisting of a secured term loan facility of $200 million in term loans and a $30 million secured revolving credit facility. Our indebtedness and related obligations could have important future consequences to us, such as:

•

potentially limiting our ability to obtain additional financing or refinance our existing debt to fund growth, working capital, and capital expenditures or to meet existing debt service or other cash requirements;

•	exposing us to the risk of increased interest costs if the underlying interest rates rise significantly;

•	potentially limiting our ability to invest or use operating cash flow in our business due to debt service requirements or other financial covenants; or

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our existing debt service obligations will depend on many factors, including prevailing financial or economic conditions, our past performance and our financial and operational outlook. In addition, although we recently completed the extension and expansion of our Amended Credit Agreement by entering into the New Credit Agreement, our ability to borrow additional funds or refinance our existing debt if desired or deemed necessary in light of then-existing business conditions could also depend on such factors. If we do not have enough cash to satisfy our debt service obligations, we may be required to further refinance all or part of our existing debt, modify our debt structure, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all. If we are unable to do so, our business could be materially adversely affected.

If we are unable to comply with the covenants or restrictions contained in the New Credit Agreement, our lenders could declare all amounts outstanding under the credit agreement to be due and payable, which could materially adversely affect our financial condition.

We have maintained a credit agreement since 2005 with a syndicate of lenders led by Credit Suisse. On November 3, 2010, we extended and expanded our Amended Credit Agreement and entered into the New Credit Agreement governing our term loans and revolving credit facility. The New Credit Agreement contains covenants that, among other things, restrict both our and our subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and engage in certain transactions with affiliates.

Our New Credit Agreement also requires us to comply with certain financial covenants related to capital expenditures, interest coverage and leverage ratios. While we have historically complied with our financial ratio covenants, we may not be able to comply with these financial covenants in the future, which could cause all amounts outstanding under the New Credit Agreement to be due and payable, and which could limit our ability to meet ongoing or future capital needs. Our ability to comply with the covenants and restrictions contained in our New Credit Agreement may be adversely affected by economic, financial, industry or other conditions, some of which may be beyond our control.

The potential breach of any of the covenants or restrictions contained in our New Credit Agreement, unless cured within the applicable grace period, could result in a default under the New Credit Agreement that would permit the lenders to declare all amounts outstanding to be due and payable, together with accrued and unpaid interest, and foreclose on the assets that serve as security for our loans under the New Credit Agreement. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition.

Our expansion of licensing vehicles, including subscription and on-demand pricing for our products, could delay the recognition of revenue into subsequent quarters, and our operating results in any particular quarter may not be reflective of our actual performance.

As we expand our business by providing additional licensing opportunities to our customers, the existing accounting rules may require us to delay the recognition of revenue into subsequent quarters. This could also be the case if, for example:

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

Deferral of software license fee revenue may result in significant timing differences between the completion of a sale and the actual recognition of the revenue related to that sale. In addition, we generally recognize commission and other sales-related expenses associated with sales at the time they are incurred. As a result, our operating results in any particular quarter may not be reflective of our actual performance.

If we fail to price or market our products appropriately, our software license fee revenue and cash flow could be materially reduced.

Our software license fee revenues are generally derived from the sale of perpetual licenses for software products. Each license fee generally is paid on a one-time basis either on a per-seat basis or as an enterprise license, and related revenue is generally recognized at the time the license is executed. Nearly all of our software license fee revenue for the nine months ended September 30, 2010, and for the years ended 2009 and 2008, was generated from the sale of perpetual licenses.

We have also recently begun to offer some of our software products and solutions on a subscription basis. If more of our customers find subscription-based software appealing, we may need to offer additional products and solutions on a subscription basis. If we do not successfully price or market our products, our software license fee revenues and cash flows could be adversely affected.

If our investments in product development require greater resources than anticipated, our operating margins could be adversely affected.

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products and to develop new products. For example, our product development expenses were approximately $36.5 million, or 19%, of revenue for the nine months ended September 30, 2010, approximately $43.4 million, or 16%, of revenue in 2009 and approximately $45.8 million, or 16%, of revenue in 2008. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

If we are not able to retain existing employees or hire qualified new employees to new or existing areas of our business, our business could suffer, and we may not be able to execute our business strategy.

Our business strategy and future success depends, in part, upon our ability to attract, train and retain highly skilled managerial, professional service, sales, development, marketing, accounting, administrative and infrastructure-related personnel. The market for these highly skilled employees is generally competitive in the geographies in which we operate.

Our business could be adversely affected if we are unable to retain qualified employees or recruit qualified personnel in a timely fashion to new or existing areas of our business, or if we are required to incur unexpected increases in compensation costs to retain key employees or meet our hiring goals. If we are not able to retain and attract the personnel we require, it could be more difficult for us to sell and develop our products and services and execute our business strategy, which could lead to a material shortfall in our anticipated results. Furthermore, if we fail to manage these costs effectively, our operating results could be materially adversely affected.

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

In addition, the laws of some countries may not protect our proprietary rights to the same extent as do the laws of the United States or other countries. Therefore, we may not be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position and our software license fee revenue. Any litigation to protect our proprietary rights could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and could be unsuccessful, which could result in the loss of material intellectual property and other proprietary rights.

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

We derive a significant portion of our revenues from federal government contractors. For the nine months ended September 30, 2010, and for the years ended December 31, 2009 and 2008, over half of our software license fee revenue was generated from federal government contractor customers. In addition, our acquisition of INPUT increases the importance of government contractor customers to our business. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards. In addition, our government contractor customers utilize our Deltek govWin and Deltek Input solutions to obtain critical information about potential government contractor opportunities.

As an example, a key function of our Costpoint application is to enable government contractors to enter, review and organize accounting data in a manner that is compliant with applicable laws and regulations and to easily demonstrate compliance with those laws and regulations. If the Federal Government alters these compliance standards, or if there were any significant problem with the functionality of our software from a compliance or data security perspective, we may be required to modify or enhance our software products to satisfy any new or altered compliance standards. Our inability to effectively and efficiently modify our applications to resolve any compliance issue could result in the loss of government contract customers and materially adversely impact our revenue from these customers.

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

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $106.2 million and other purchased intangible assets valued at approximately $46.3 million as of September 30, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment by management.

We performed tests for impairment of goodwill and intangible assets and determined that there was no impairment as of December 31, 2009. In addition, there have been no events or changes in circumstances that have occurred during the nine months ended September 30, 2010 that indicate there has been an impairment of goodwill or intangible assets. However, there can be no assurances that a charge to operations will not occur in the event of a future impairment. The decrease in the price of our stock that has occurred from time to time and that may occur in the future increases the possibility of such an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

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

Significant price fluctuations in our common stock also could result from a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	our competitors’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ growth rates;

•	conditions of the project-focused software industry;

•	securities analysts’ commentary about us or our industry;

•	the limited trading volume of our common stock; and

•	any other factor described in this “Risk Factors” section of this Quarterly Report.

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

New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), our controlling stockholders, own more than 59% of outstanding common stock. If the New Mountain Funds were to sell substantial amounts of our common stock in the public market or if the market perceives that our stockholders may sell shares of our common stock, the market price of our common stock could decrease significantly.

The New Mountain Funds have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the prevailing market price of our common stock to decline. The majority of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our Amended and Restated 2007 Stock Award and Incentive Plan) are, directly or indirectly, subject to a registration rights agreement.

We have also filed registration statements with the Securities and Exchange Commission covering shares subject to options and restricted stock outstanding under our 2005 Stock Option Plan and our Amended and Restated 2007 Stock Incentive and Award Plan and shares reserved for issuance under our Amended and Restated 2007 Stock Incentive and Award Plan and our Amended and Restated Employee Stock Purchase Plan.

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

Our largest stockholders, the New Mountain Funds, own more than 59% of our outstanding common stock and 100% of our Class A common stock. As a result, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock.

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

New Mountain Capital, L.L.C. is also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although in 2009 New Mountain Capital, L.L.C. waived any right to collect a transaction fee in connection with our stock rights offering and the amendment of our credit agreement, their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs. New Mountain Capital, L.L.C. will receive a transaction fee of approximately $1.5 million which is expected to be paid during the fourth quarter of 2010 in connection with our acquisition of Maconomy. In addition, as a result of the INPUT acquisition, we expect to pay an additional $1.2 million in transaction fees to New Mountain Capital, L.L.C. during the fourth quarter of 2010.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 68,708,309 shares outstanding as of November 4, 2010. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.4	Agreement and Plan of Merger dated September 24, 2010 by and among INPUT, Inc., Deltek, Inc., Deltek Holdings, LLC and Peter A. Cunningham, as Stockholders’ Representative. (1)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws of Deltek, Inc. (3)

4.1	Form of specimen common stock certificate. (2)

10.54	Deltek, Inc. Amended and Restated 2007 Stock Incentive and Award Plan. (4)

10.55*	Employment Letter, dated August 24, 2010, between Deltek, Inc. and Kevin Iaquinto.

10.56	deLaski Waiver Letter Agreement, dated October 1, 2010, between Deltek, Inc. and New Mountain Capital. (5)

10.57	Second Amendment and Restatement Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. (6)

10.58	Second Amended and Restated Credit Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. (6)

10.59	Trademark Security Agreement, dated as of November 3, 2010, among Deltek, Inc and Credit Suisse AG, as collateral agent. (6).

10.60	Copyright Security Agreement, dated as of November 3, 2010, among Deltek, Inc and Credit Suisse AG, as collateral agent. (6)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of 2.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on September 30, 2010.
(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(3)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(4)	Incorporated by reference to exhibit 10.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 27, 2010.
(5)	Incorporated by reference to exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 7, 2010.
(6)	Incorporated by reference to exhibits 99.1, 99.2, 99.3 and 99.4, respectively, from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: November 9, 2010	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DELTEK, INC.

Dated: November 9, 2010	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 9, 2010	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

2.4	Agreement and Plan of Merger dated September 24, 2010 by and among INPUT, Inc., Deltek, Inc., Deltek Holdings, LLC and Peter A. Cunningham, as Stockholders’ Representative (1)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws of Deltek, Inc. (3)

4.1	Form of specimen common stock certificate. (2)

10.54	Deltek, Inc. Amended and Restated 2007 Stock Incentive and Award Plan. (4)

10.55*	Employment Letter, dated August 24, 2010, between Deltek, Inc. and Kevin Iaquinto.

10.56	deLaski Waiver Letter Agreement, dated October 1, 2010, between Deltek, Inc. and New Mountain Capital. (5)

10.57	Second Amendment and Restatement Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. (6)

10.58	Second Amended and Restated Credit Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. (6)

10.59	Trademark Security Agreement, dated as of November 3, 2010, among Deltek, Inc and Credit Suisse AG, as collateral agent. (6).

10.60	Copyright Security Agreement, dated as of November 3, 2010, among Deltek, Inc and Credit Suisse AG, as collateral agent. (6)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of 2.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on September 30, 2010.
(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(3)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.
(4)	Incorporated by reference to exhibit 10.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 27, 2010.
(5)	Incorporated by reference to exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 7, 2010.
(6)	Incorporated by reference to exhibits 99.1, 99.2, 99.3 and 99.4, respectively, from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010.