Form 10-K
period 2010-12-31
DELTEK, INC
filed 2011-03-16
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the last reported sale price of the registrant’s common stock on June 30, 2010 on the Nasdaq Global Market) was approximately $168.2 million.

The number of shares of the registrant’s common stock and Class A common stock outstanding on March 9, 2011 was 69,381,450 and 100, respectively.

Documents incorporated by reference: Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of the registrant to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report of Form 10-K.

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

Company Overview

We are a leading provider of enterprise software and information solutions designed and developed specifically for project-focused organizations, including professional services firms, government contractors and government agencies. More than 14,000 organizations and more than 1.8 million users in approximately 80 countries around the world rely on Deltek to identify new opportunities, win new business, optimize resources, streamline operations, and deliver profitable projects. The Company is incorporated in Delaware and was founded in 1983.

In 2010, we acquired INPUT, Inc. (“INPUT”) to extend our existing products and solutions. More than 2,000 member organizations rely on INPUT for the latest and most comprehensive government market research and analysis. INPUT members use our solutions and services to find and track thousands of government contracts from pre-proposal to post-award, benchmark labor rates, monitor task orders, learn spending trends, find teaming partners and more.

In 2010, we also acquired Maconomy A/S (“Maconomy”) to create a leading global provider of enterprise applications software and solutions designed specifically for project-focused businesses. The combined organization has a broad geographic reach across the world in North America, Europe, and Asia, offering market-leading solutions to most segments within the broad professional services marketplace, with a shared mission to drive innovation for project-focused, service-based organizations globally.

Deltek solutions are “purpose-built” for businesses that plan, forecast and otherwise manage their business processes based on projects, as opposed to generic software solutions that are generally designed for repetitive, unit-production-style businesses. Our broad portfolio of software solutions includes:

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

•

Enterprise project management solutions to plan and manage project costs and schedules, measure earned value, evaluate, select and prioritize projects based on strategic business objectives, and facilitate compliance with regulatory reporting requirements; and

•

Market intelligence and customer relationship management solutions that enable customers to identify new business, effectively manage the business development process, discover partnership opportunities and teaming solutions, and capture new revenue-generating opportunities.

See Item 7, “Company Overview” for additional information related to our business.

Industry Overview

Project-Focused Software Solutions

Enterprise software solutions provide organizations with the ability to streamline, automate and integrate different business processes, including financial management, supply chain management, human capital management, project and resource management, customer relationship management, and business performance management. However, project-focused organizations require sophisticated, highly integrated software solutions that provide organizations with end-to-end business functionality across each stage of a project’s lifecycle.

Project-focused software solutions are better able to effectively meet the needs of project-focused businesses than general purpose enterprise software solutions because they have been tailored to address the market-specific functionality required by project-focused professional services firms, government contractors and government agencies. These solutions recognize that project lifecycles vary significantly in length and complexity, can be difficult to forecast accurately and need to be managed within the context of an organization’s complete portfolio of existing and potential future projects. Adapting and customizing general-purpose application software to meet the needs of project-focused businesses and organizations frequently results in significantly higher deployment costs and longer implementation times and can require increased levels of ongoing support. It can also result in missing or inaccurate metrics that are critical to driving better business performance.

Project-focused organizations also often operate in environments or industries that pose unique challenges for their managers, who are frequently required to maintain specific business processes and accounting methodologies to meet contract, audit or reporting requirements. For example, government contractors are subject to oversight by various U.S. federal government agencies, such as the Government Accountability Office (“GAO”) and the Defense Contract Audit Agency (“DCAA”), which have regulations requiring government contractors to be able to accurately maintain and audit specific project-based accounting records and to report on their compliance with government cost accounting requirements.

We believe that spending on software and technology related to the project-focused software solutions market will continue because of the increased regulatory environment that applies to government contractors and the large number of small and medium-sized businesses that require specialized software and technology. In addition, we believe more companies require software solutions that allow them to better plan, forecast and manage business processes.

Government-Focused Information Solutions

Government-focused information solutions provide the marketplace with the latest and most comprehensive information relating to government spending. This allows companies, including government contractors and new entrants to the public sector to identify market trends, more effectively manage their business development and marketing activities, discover partnership and teaming opportunities and solutions, and capture new revenue-generating opportunities.

These information solutions also allow federal, state and local governments to achieve their objectives by attracting private sector organizations that understand their needs and requirements. Comprehensive intelligence on opportunities, government procurement and government agencies increases the likelihood that customers will submit a bid that is the best solution for meeting their prospect’s needs. This makes the need for up-to-date and comprehensive information on the government marketplace all the more critical.

Our Competitive Advantages

Our key competitive strengths include the following:

•

Superior Value Proposition. Our software solutions offer a superior value proposition for our customers because they provide built-in project functionality at their core and do not require the expensive customizations needed for generic solutions to be tailored to meet the needs of project-focused organizations. Our modular software architecture also enables our products to be deployed as a comprehensive solution or as individual applications, providing our customers with the flexibility to select the features that are relevant to them. As a result, customers are able to install, operate and deploy our solutions more quickly and with less expense than generic applications software.

•

Deep Domain Expertise. For nearly three decades, our exclusive focus on meeting the complex needs of project-focused organizations has provided us with extensive knowledge and industry expertise. Our deep domain expertise enables us to deliver, implement, sell and support solutions that are tailored to the existing and future needs of our customers.

•

Built-In Processes and Compliance. Our software is designed with built-in processes that enable project managers and business executives to accurately capture and measure specific project performance in detail with consistent application of business processes. Our applications also enable our customers to maintain records and report compliance with contract requirements to government agencies and their customers.

•

Leading Market Position. We are a leading provider of enterprise solutions designed specifically for project-focused organizations. Our customer base includes leading professional services firms, government contractors and government agencies.

Our Business Strategy and Growth Opportunities

We plan to continue to focus on the following objectives to enhance our position as a leading provider of enterprise applications software to project-focused organizations:

•

Expanding Penetration of Established Markets. We believe that our strong brand recognition and leading market position within the project-focused solutions market, particularly among professional services firms globally and government contractors domestically, provide us with significant opportunities to expand sales of our solutions within these markets with new and existing solutions and applications.

•

Expanding Within Existing Customer Base. We are continuously looking to increase sales of our solutions to our existing customers, both by increasing the number of our applications and solutions utilized by them and by offering upgrades from our legacy applications to our current portfolio of applications and solutions. We offer a broad range of project-focused software applications and information solutions addressing a variety of business processes and information requirements and regularly introduce additional functionality to further expand the capabilities of our applications as well as simplify and accelerate deployment of our existing products. We also introduce new products through internal development, acquisitions and partnering with third parties. We believe that customers experiencing the benefits afforded by our solutions will look to us as they expand the scope of business processes that they seek to automate.

•

Growing Our Presence in New Markets. We believe that our experience and success in attaining leadership in a number of key project-focused industries provides us with the opportunity to penetrate additional project-focused markets. We continue to develop additional industry-specific product functionality and are investing in targeted sales and marketing activities for new markets.

•

Growing Internationally. We believe it is important to continue to expand our presence outside the United States, as we believe project-focused organizations are currently underserved for the products we offer. We have significantly increased our international resources and capabilities to expand our international presence, especially through the acquisition of Maconomy.

•

Making Strategic Acquisitions. We have acquired numerous companies or product lines to broaden our product portfolio, expand our customer base, and add additional development, services and support resources. We plan to continue to pursue acquisitions that present a strong strategic fit with our existing operations and are consistent with our overall growth strategy. We also may target future acquisitions of varying sizes to expand or add product functionality and capabilities to our existing product portfolio, add new products or solutions to our product portfolio, or further expand our services team.

Our Software Solutions and Information Solutions and Services

We provide solutions and services that are designed to meet the evolving needs of project-focused organizations of various sizes and complexity. These organizations use our software and solutions to obtain information and to automate and monitor critical business processes across all phases of the project lifecycle, including business development, project selection and prioritization, resource allocation, project planning and scheduling, team collaboration, risk mitigation, accounting, reporting and analysis. Our portfolio of applications and solutions is designed to provide the following benefits to our customers:

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

Our applications portfolio is comprised of the following product families and solutions, each designed to meet the specific functionality and scalability requirements of the project-focused industries and customers we serve.

Product	Features and Functionality	Targeted Customers and Value Proposition
Deltek Costpoint

•    Provides a comprehensive and scalable financial management solution that tracks, manages and reports on key aspects of a project: planning, estimating, proposals, budgets, expenses, indirect costs, purchasing, billing, regulatory compliance and materials management.

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

Product	Features and Functionality	Targeted Customers and Value Proposition
Deltek Maconomy

•   A purpose-built ERP solution that manages and streamlines the key business process of professional services organizations.

•   Offers fully-integrated client management, resource planning and resource management solutions, financial management and human resources capabilities.

•   Professional services around the world leverage Deltek Maconomy, including industry leaders among advertising, public relations and communications agencies, consulting firms, legal services firms, and accounting firms.

•   Enables professional services firms to increase business control and maximize project profitability.

Deltek Vision

•   An integrated solution that incorporates critical business functions, including project accounting, customer relationship management, resource management, time and expense capture, and billing.

•   Provides decision makers with “one-click” access to real-time information across all business processes, allowing them to identify project trends and risks to facilitate decision making, improve business performance and align users around common goals.

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

Product	Features and Functionality	Targeted Customers and Value Proposition
Deltek Enterprise Project Management

•   Our enterprise project management solutions offer comprehensive risk management and reporting tools and support many industry-standard third-party project scheduling tools.

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

Deltek INPUT

•   Provides coverage of government contract opportunities in federal, state, and local governments, including timely information on contracts, agencies, companies, and contacts in order to successfully compete and win.

•   Deltek INPUT also provides its members and the government contracting community with market-leading insight and analysis into the latest trends in federal, state and local government spending, allowing members to adapt their business development activities based on those trends.

• Customers use our Deltek INPUT solution to obtain real-time information that will allow them to find, capture and deliver on revenue-generating government contracting opportunities.

GovWin, a Deltek network

•   GovWin is our online community dedicated to solving common business problems for government contractors by delivering unique and specialized content, offering innovative matching capabilities to establish and manage teaming opportunities, and providing applications to identify, pursue, and win government contracts.

• Customers join our GovWin community to exchange opportunities, resources, and information to win more business, expand capabilities, and increase profitability.

Consulting Services

We employ a services team that provides a full range of consulting and technical services relating to our software solutions, from the early planning and design stages of an implementation to end-user training and after-implementation consulting services. Our services team is comprised of application consultants, project managers and technical applications specialists who work closely with our customers to implement and maintain our software solutions. Our primary consulting services offerings may be categorized into the following activities:

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

Deltek INPUT provides a full range of consulting services to its members, allowing them to evaluate their corporate positioning within the marketplace and develop short-term and long-term plans for capturing business opportunities. The primary consulting services offered by Deltek INPUT include:

•	Personalized research and analysis for customers tailored to identify specific government spending and market trends; and

•	Strategic analysis and planning support to help customers understand their corporate positioning, develop sales and go-to-market strategies, and ensure the decisions they make reflect market trends.

Maintenance and Support

We receive maintenance services fees from customers for product support, upgrades and other customer services. Our technical support organization focuses on answering questions, resolving issues and keeping our customers’ operations running efficiently. We offer technical support through in-person phone-based support and through 24x7 access to our web-based support tools. We offer varying levels of support depending on our clients’ requirements.

Our standard support offering, Deltek Customer Care, is focused on organizations requiring traditional support assistance, providing regular product updates and maintenance releases, 15 hours of telephone product support Monday through Friday, plus 24x7 access to online support resources and emergency support for severe situations.

Our premium support offerings are generally sold to mid-sized to large organizations with complex installations and infrastructures with more extensive needs, offering additional support services, including enhanced telephone support and response times, increased access to Deltek product engineers and dedicated support account managers who proactively manage a client’s support services throughout its relationship with Deltek.

Our comprehensive support programs also include ongoing product development and software updates, which include minor enhancements, such as tax and other regulatory updates, as well as major updates such as new functionality and technology upgrades.

Our maintenance and support revenues are comprised of fees derived from new maintenance contracts associated with new software licenses and renewals of existing maintenance contracts. Initial annual maintenance fees are generally set as a fixed percentage of the software list or sales price at the time of the initial license sale and may vary depending on the product or solution. Maintenance services are generally billed annually and paid in advance. Revenues from maintenance and support services constituted approximately 48%, 47% and 40% of our total revenues in 2010, 2009 and 2008, respectively.

Customers

We consider a customer to be an organization that has licensed or licenses our software, obtains maintenance support or consulting services for those licenses or subscribes to our solutions, pursuant to a written agreement or a “click-wrap” license that is activated upon installation.

Our solutions are used by organizations of various sizes, from small businesses to large enterprises. As of December 31, 2010, more than 14,000 organizations and more than 1.8 million users in approximately 80 countries around the world, representing a wide range of industries, including professional services firms, government contractors and government agencies, rely on our software and solutions to identify new opportunities, win new business, optimize resources, streamline operations, and deliver profitable projects .

In 2008, 2009 and 2010, no single customer accounted for 10% or more of our total revenue. From 2008 to 2010, the percentage of our license revenue generated from international customers increased from less than 10% to approximately 12%, while the percentage of our total revenues generated internationally increased from less than 5% to approximately 11%.

See Note 18, Segment Information, of our consolidated financial statements contained elsewhere in this Annual Report for additional information related to our revenue derived from international customers. See Item 2, “Properties” for information related to our long-lived assets located in the United States and in foreign countries.

Sales and Marketing

We sell our products and services primarily through our own sales force. Our direct sales force consists of experienced software sales professionals located in our primary markets and is organized by market segment, product type or customer type (for example, new vs. existing). In 2010, our direct sales force generated approximately 89% of our software sales.

We complement our direct sales force with a network of alliance partners who resell certain of our products to specific customer segments and provide implementation services and support to our customers. These alliance partners primarily cover entry level markets or countries in which we do not have a direct sales force.

We engage in a variety of marketing activities, including market research, product promotion and participation at industry conferences and trade shows, in order to generate additional revenue within key markets, optimize our market position, enhance lead generation, increase overall brand awareness and promote our new and existing products.

Partners and Alliances

An integral component of our strategy is to develop partnerships and alliances that better enable us to build, market, sell and implement our software and solutions. Our existing alliances encompass a wide variety of technology companies, business services firms, value-added resellers, accounting firms, specialized consulting firms, software vendors, business process outsourcers and other service providers. These alliances enable us to:

•	Provide infrastructure technologies on which our products operate, including database, hardware and platform solutions;

•	Provide applications that leverage our customers’ existing information technology infrastructure;

•	Provide applications that complement and integrate with our products;

•	Promote wider acceptance and adoption of our solutions;

•	Provide off-site hosting and/or managed infrastructure services; and

•	Provide products and business services that complement back-office systems, such as forms and checks.

Research and Development

Our research and development organization is structured to optimize our efforts around the design, development and release of our products. Specific disciplines within research and development include engineering, programming, quality assurance, product management, documentation, design and project management. Our research and development expenses were $52.6 million, $43.4 million, and $45.8 million in 2010, 2009 and 2008, respectively. As of December 31, 2010, we had approximately 440 employees in research and development, including 240 in the United States, 140 in the Philippines and Australia, and 60 in Denmark.

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

The specific architecture and platform for our principal products and solutions is as follows:

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

•

The Costpoint application suite is designed to automate and manage complex project-focused business processes for larger government contractors. Built using Java, Enterprise Edition (“J2EE”) technology, Costpoint is highly configurable and modular, enabling our customers to support project-centric business processes and large workloads. Costpoint’s modular architecture supports seamless integration of business applications which deliver specialized functionality such as time collection, expense management, business performance management, employee self-service and human capital management. As we continue to invest in our Costpoint application, future versions are expected to include secure web-based solutions designed to deliver superior user experience and increased operational efficiency.

•

GCS Premier is a Windows application designed for small and medium-sized government contracting organizations. Built using Microsoft platform technologies, this solution is designed to be easy to install, learn and maintain with minimal information technology support.

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

•

Our GovWin and INPUT solutions, which allow customers to find, capture and deliver on revenue-generating government contracting opportunities, are online networks developed with web technologies based on PHP, Java, Adobe and Microsoft platform technologies. Because these solutions require minimal initial setup, it requires minimal information technology support or maintenance.

•

Our Deltek Maconomy solution is an ERP Solution that creates a natural relationship between people and processes in professional services organizations. This solution is developed with a combination of Java, C and Microsoft platform technologies and is designed to be easy to install, learn and maintain with minimal information technology support.

Our products are designed for rapid deployment and integration with third-party technologies within a company’s enterprise, including application servers, security systems and portals. Our products also provide web services interfaces and support for service-oriented architectures to facilitate enhanced integration within the enterprise.

Competition

The global enterprise applications market for project-focused organizations is competitive. When competing for large enterprise customers with over 1,000 employees, we face the greatest competition from much larger competitors such as Oracle and SAP. These larger vendors seek to influence customers’ purchase decisions by emphasizing their more comprehensive vertical product portfolios, greater global presence and more sophisticated and integrated product capabilities. In addition, these vendors commonly bundle their enterprise resource planning solutions with a broader set of software applications, including middleware and database applications, and often significantly discount their individual solutions as part of a potentially larger sale.

When competing for middle-market customers, ranging in size from 100 to 1,000 employees, we often face competition from vendors that provide industry-specific solutions. Middle-market customers are typically searching for industry specific functionality, ease of deployment and a lower total cost of ownership with the ability to add functionality over time as their businesses continue to grow. When competing in the small business segment, which consists of organizations with fewer than 100 employees, we face competition from certain providers of solutions aimed at smaller businesses. Customers in the small business segment typically are searching for solutions which provide out-of-the-box functionality that help automate business processes and improve operational efficiency. When competing in the market for government market information solutions, we face competition from a few vendors who also capture data and intelligence on federal, state and local government spending. However, we believe we differentiate ourselves based on our experience and understanding of the government contracting market and our ability to integrate our information solutions with other Deltek business development applications. Although some of our competitors are larger organizations, that have greater marketing resources and offer a broader range of applications and infrastructure, we believe that we compete effectively on the basis of our superior value proposition for project-focused organizations, built-in compliance functionality, domain expertise, leading market position and highly referenceable customer base.

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

Employees

As of December 31, 2010, we had more than 1,600 employees worldwide, including approximately 300 in sales and marketing, 440 in research and development, 650 in customer services and support and 250 in general and administrative positions. Approximately 1,100 employees were located in the United States and 500 were located in other geographies. None of our employees is represented by a union or is a party to a collective bargaining agreement.

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

In addition, the financial and overall condition of third-party solutions’ providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the twelve months ended December 31, 2010, resellers accounted for approximately 11% of our software license fee revenue.

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

Our expansion of licensing vehicles, including subscription and on-demand pricing for our software and information solutions, could delay the recognition of revenue into subsequent quarters, and our operating results in any particular quarter may not be reflective of our actual performance.

As we expand our business by providing additional licensing and subscription opportunities to our customers, the existing accounting rules may require us to delay the recognition of revenue into subsequent quarters. This could also be the case if, for example:

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

•

we sell subscription offerings in conjunction with perpetual licenses and we are not able to separate recognition of the software license fee revenue and must therefore recognize revenue ratably over the subscription term;

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

Deferral of software license fee revenue may result in significant timing differences between the completion of a sale and the actual recognition of the revenue related to that sale. In addition we generally recognize commission and other sales-related expenses associated with sales at the time they are incurred. As a result, our operating results in any particular quarter may not be reflective of our actual performance.

If we are unable to effectively respond to organizational challenges as our business evolves, our revenues, profitability and business reputation could be materially adversely affected.

Between 2007 and 2010 our worldwide headcount increased from more than 1,200 employees at the end of 2007 to more than 1,600 employees worldwide at the end of 2010, including our acquisitions of Maconomy and INPUT.

Continuing to expand and develop our business will place greater demands on our management, financial and accounting systems, information technology systems and other components of our infrastructure. To meet these demands, we continue to invest in enhanced or new systems, including enhancements to our accounting, billing and information technology systems. Although we continue to hire, train and retain employees with the specific skills needed to help address these demands, if we fail to adequately address the demands associated with the expansion and development of our business, our profitability and our business reputation could be materially adversely affected.

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

In July 2010, we announced the completion of our acquisition of Maconomy, a multi-national provider of software solutions to professional services firms, and as a result of this acquisition expanded our operations into Denmark, the Netherlands, Norway and Sweden and expanded our existing operations both in the United Kingdom and the U.S.

In October 2010, we announced the completion of our acquisition of INPUT, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions thereby expanding our network of government contractor customers.

While we continually add functionality to our products and solutions and add additional solutions to our portfolio of solutions through acquisitions to address the specific needs of both existing customers and new customers, we may be unsuccessful in developing appropriate or complete products, devoting sufficient resources or pursuing effective strategies for product development and marketing.

Our current or future products, solutions and services may not appeal to potential customers in new or existing markets. If we are unable to execute upon this element of our business strategy and expand into new markets or maintain and increase our market share in our existing markets, our revenue or revenue growth may be materially adversely affected.

If our existing customers do not buy additional software or information solutions or services from us, our revenue and revenue growth could be materially adversely affected.

Our business model depends, in part, on the success of our efforts to maintain and increase sales to our existing customers. We have typically generated significant additional revenues from our installed customer base through the sale of additional new licenses or solutions, add-on applications, expansion of existing implementations and professional and maintenance services. We may be unsuccessful in maintaining or increasing sales to our existing customers for any number of reasons, including the failure of our customers to increase the size of their operations, our inability to deploy new applications and features for our existing products and solutions, or to introduce new products, solutions and services that are responsive to the business needs of our customers. If we fail to generate additional business from our customers, our revenue and profitability could be materially adversely affected.

If we do not successfully address the potential risks associated with our current or future global operations, we could experience increased costs or our operating results could be materially adversely affected.

As of December 31, 2010, we had customers in approximately 80 countries. Taking into account our acquisition of Maconomy, we have facilities in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands, Belgium and Australia.

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

We have customers in approximately 80 countries and international markets that now account for approximately 12% of our total software license fee revenue. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products and services in international markets and successfully integrate acquired businesses. If we are unable to further our expansion into international markets, or if we are unable to realize the benefits we expect to achieve from our recent acquisition of Maconomy or any future international operation that we acquire, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired, and intend to continue to acquire, complementary businesses, technologies, product lines or services organizations. In July 2010, we announced the completion of our acquisition of Maconomy, an international provider of software solutions to professional services firms and in October 2010, we announced the completion of our acquisition of INPUT, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions. These acquisitions added approximately 450 employees to our existing employee base and expanded our operations into five new countries—Denmark, Norway, Sweden, Belgium and the Netherlands. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

•	the potential difficulty in integrating acquired products and technology into our software applications, business strategy and operations;

•	the potential inability to achieve the desired revenue or cost synergies and benefits;

•

the potential difficulty in coordinating and integrating the sales, marketing, services, support and development activities of the acquired businesses, successfully cross selling products or services and managing the combined organizations;

•	the potential difficulty in retaining and motivating key employees of the acquired business, including cultural differences;

•	the potential difficulty and cost of establishing and integrating controls, procedures and policies;

•	the acquisition may result in unplanned disruptions to our ongoing business and may divert management from day-to-day operations due to a variety of factors, including integration issues;

•	the possibility that goodwill or other intangible assets may become impaired and will need to be written off in the future;

•	the possibility that purchase or other accounting rules will impact timing or amount of recognized revenue, expenses or our balance sheet with respect to any acquired products or solutions;

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

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance and support services constituted approximately 48% and 47% of our total revenue in 2010 and 2009, respectively.

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

We face significant competition across all of our product lines from a variety of sources, including larger multi-national software companies, smaller start-up organizations, point solution application providers, “SaaS” providers, specialized consulting organizations, systems integrators and internal information technology departments of existing or potential customers. Several competitors, such as Oracle and SAP, have significantly greater financial, technical and marketing resources than we have.

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

Our indebtedness or an inability to borrow additional amounts could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations and business objectives.

As of December 31, 2010, we had approximately $197.6 million of outstanding term loans under our existing credit facility at interest rates which are subject to market fluctuation. These term loans mature in November 2016. Our existing credit facility also provides for a $30.0 million revolving credit facility maturing in November 2015. Our indebtedness and related obligations could have important future consequences to us, such as:

•

potentially limiting our ability to obtain additional financing or finance our existing debt to fund growth, working capital, capital expenditures or to meet existing debt service or other cash requirements;

•	exposing us to the risk of increased interest costs if the underlying interest rates rise significantly;

•	potentially limiting our ability to invest operating cash flow in our business due to debt service requirements or other financial covenants; or

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our existing debt service obligations will depend on many factors, including prevailing financial or economic conditions, our past performance and our financial and operational outlook. In addition, although we recently completed the extension and expansion of our credit facility, our ability to borrow additional funds or refinance our existing debt if desired or deemed necessary in light of then-existing business conditions could also depend on such factors. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, modify our debt structure, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all. If we are unable to do so, our business could be materially adversely affected.

If we are unable to comply with the covenants or restrictions contained in our credit facility, our lenders could declare all amounts outstanding under the credit agreement to be due and payable, which could materially adversely affect our financial condition.

Since 2005, we have maintained a credit facility with a syndicate of lenders led by Credit Suisse. On November 3, 2010, we extended and expanded our credit facility. The credit facility is subject to covenants that, among other things, restrict both our and our subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, pay dividends, create liens on assets, enter into sale-leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and engage in certain transactions with affiliates.

Under our credit facility, we are also required to comply with certain financial covenants related to capital expenditures, interest coverage and leverage ratios. While we have historically complied with our financial ratio covenants, we may not be able to comply with these financial covenants in the future, which could cause all amounts outstanding under the credit facility to be due and payable, and which could limit our ability to meet ongoing or future capital needs. Our ability to comply with the covenants and restrictions under our credit facility may be adversely affected by economic, financial, industry or other conditions, some of which may be beyond our control.

The potential breach of any of the covenants or restrictions under our credit facility, unless cured within the applicable grace period, could result in a default that would permit the lenders to declare all amounts outstanding to be due and payable, together with accrued and unpaid interest, and foreclose on the assets that serve as security for our loans under our credit facility. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition.

If we fail to price or market our products appropriately, our revenue and cash flow could be materially reduced.

Our revenues are derived from the sale of licenses for our software products and information services. We generally sell our applications on a perpetual basis but we also have other types of licenses that provide our customers with exclusive use of our applications for a specific period of time. Our information services and research offerings are sold with access to our services and research for a fixed period of time, usually twelve months.

Going forward, we expect to increase our use of term license, subscription and service-based licensing models. As a result, we may incur additional costs in adapting our products and solutions to fit multiple licensing models and determining appropriate sales strategies to leverage these opportunities. If we do not successfully develop, price or market our products and solutions to fit multiple licensing models, our software license fee revenue and cash flows could be adversely affected.

If our investments in product development require greater resources than anticipated, our operating margins could be adversely affected.

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products and to develop new products. For example, our product development expenses were approximately $52.6 million, or 19% of revenue in 2010 and approximately $43.4 million, or 16% of revenue, in 2009. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

Fundamental to the use of enterprise application software, including our software, is the ability to securely process, collect, analyze, store and transmit information. Third parties may attempt to breach the security of our solutions, third party applications that our products interface with, as well as customer databases and actual data. In addition, cyber-attacks and similar acts could lead to interruptions and delays in customer processing or a loss or breach of a customer’s data.

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

We believe that our success depends on the continued contributions of the members of our senior management team. We rely on our executive officers and other key managers for the successful performance of our business. Although we have employment arrangements with several members of our senior management team, none of these arrangements prevents any of our employees from leaving us. The unanticipated loss of the services of one or more of our executive officers or key managers, or difficulties transitioning responsibilities following the departure of a key member of senior management, could have an adverse effect on our operating results and financial condition.

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

We are a highly automated business and rely on our network infrastructure, enterprise applications and internal and external technology and infrastructure systems for our development, sales, marketing, support and operational activities. A disruption or failure of any or all of these systems could result from catastrophic events, whether climate related or otherwise, including major telecommunications failures, cyber-attacks, terrorist attacks, fires, earthquakes, storms or other severe weather conditions. A disruption or failure of any or all of these systems could cause system interruptions to our operations, including product development, sales-cycle or product implementation delays, as well as loss of data or other disruptions to our relationships with current or potential customers.

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

We derive a significant portion of our revenues from federal government contractors. In 2010, 2009 and 2008, over half of our software license fee revenue was generated from federal government contractor customers. In addition our acquisition of INPUT increases the importance of government contractor customers to our business. Our government contractor customers utilize our Deltek Costpoint, Deltek GCS Premier or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards. In addition, our government contractor customers utilize our Deltek GovWin and Deltek INPUT solutions to obtain critical information about potential government contractor opportunities.

As an example, a key function of our Costpoint application is to enable government contractors to enter, review and organize accounting data in a manner that is compliant with applicable laws and regulations and to easily demonstrate compliance with those laws and regulations. If the Federal Government alters these compliance standards, or if there was any significant problem with the functionality of our software from a compliance or data security perspective, we may be required to modify or enhance our software products to satisfy any new or altered compliance standards. Our inability to effectively and efficiently modify our applications to resolve any compliance issue could result in the loss of government contract customers and materially adversely impact our revenue from these customers.

Significant reductions in the Federal Government’s budget or changes in the spending priorities for that budget could materially reduce government contractors’ demand for our products and services.

The Federal Government’s budget is subject to annual renewal and may be increased or decreased, whether on an overall basis or on a basis that could disproportionately injure our customers. Continued delays in government spending or budget approvals, or reductions or freezes in spending, could significantly impact our government contract customers business. Any significant downsizing, consolidation or insolvency of our Federal

Government contractor customers resulting from changes in procurement policies, budget reductions, loss of government contracts, delays in contract awards or other similar procurement obstacles could materially adversely impact our customers’ demand for our software products and related services and maintenance.

Changes in budgetary priorities of the federal government could affect our government contracting customers and could therefore affect our software revenues could therefore be materially adversely affected.

Because we derive a substantial majority of our revenue from customers who contract with the federal government, we believe that the success and development of our business will continue to be affected by our customers’ successful participation in federal government contract programs. Changes in federal government budgetary priorities could therefore affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that our customers support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could affect our government contracting customers, which could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting customers are:

•

changes in budgetary priorities could limit or delay federal government spending generally, or specific departments or agencies in particular, which may reduce demand for our software solutions and services from customers supporting those departments or agencies;

•

the funding of some or all civilian agencies through continuing resolutions instead of budget appropriations could cause those agencies to modify their budgets, which could cause our customers supporting those agencies to reduce or defer purchase of our software solutions and services;

•

curtailment of the federal government’s use of information technology or professional services could impact our customers who provide information technology or professional services to the federal government; and

•

the federal government’s decision to terminate existing contracts for convenience, or to not renew expiring contracts, could reduce demand for our software solutions and services from our customers whose contracts have been terminated or have not been renewed.

Impairment of our goodwill or intangible assets may adversely impact our results of operations.

We have acquired several businesses which, in aggregate, have resulted in goodwill valued at approximately $150.9 million and other purchased intangible assets valued at approximately $69.1 million as of December 31, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We performed tests for impairment of goodwill and intangible assets as of December 31, 2010 and recognized an impairment loss of $1.5 million in connection with tradenames acquired from a prior acquisition whose carrying amount exceeded its fair value. There can be no assurances that additional charges to operations will not occur in the event of a future impairment. In addition, the decrease in the price of our stock that has occurred from time to time and may occur in the future may also affect whether we experience an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

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

If we were to identify material weaknesses in our internal control in the future, including with respect to internal controls relating to companies that we have acquired or may acquire in the future, the required audit or review of our financial statements by our independent registered public accounting firm may be delayed. In addition, we may not be able to produce reliable financial statements, file our financial statements as part of a periodic report in a timely manner with the Securities and Exchange Commission or comply with The NASDAQ Global Select Market listing requirements. If we are required to restate our financial statements in the future, any specific adjustment may cause our operating results and financial condition, as restated, on an overall basis to be materially impacted.

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

The stock markets generally have experienced extreme and unpredictable volatility, often unrelated to the operating performance of the individual companies whose securities are traded publicly. Broad market fluctuations and general economic and financial conditions may materially adversely affect the trading price of our common stock.

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

New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), our controlling stockholders, own approximately 60% of outstanding common stock. If the New Mountain Funds were to sell substantial amounts of our common stock in the public market or if the market perceives that our stockholders may sell shares of our common stock, the market price of our common stock could decrease significantly.

The New Mountain Funds have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the prevailing market price of our common stock to decline. The majority of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our 2007 Stock Award and Incentive Plan (the “2007 Plan”) are, directly or indirectly, subject to a registration rights agreement.

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

Our largest stockholders, the New Mountain Funds, own approximately 60% of our outstanding common stock and 100% of our Class A common stock. As a result of their significant ownership percentage, and as long as they own a majority of the outstanding shares of our Class A common stock and at least one-third of the outstanding shares of our common stock based on the rights conferred by an investor rights agreement, the New Mountain Funds are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The New Mountain Funds will retain the right to elect a majority of our directors so long as they own our Class A common stock and at least one-third of our outstanding common stock.

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although in 2009 the New Mountain Funds waived their right to collect a transaction fee in connection with our stock rights offering and the amendment of our Credit Agreement, their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs. In 2010, New Mountain Capital, L.L.C. received transaction fees of $1.6 million in connection with our acquisition of Maconomy and $1.2 million in connection with our acquisition of INPUT.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 69,381,450 shares outstanding as of March 9, 2011. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

Our current corporate headquarters are located in Herndon, Virginia, where we lease approximately 133,000 square feet of space under leases and subleases that will expire in 2011 contemporaneously with the entry into our lease for a new corporate headquarters. We recently entered into a new lease agreement for our new corporate headquarters commencing in November 2011. The new lease will provide approximately 158,000 square feet of space in another location in Herndon, Virginia and will expire in 2022. In addition, we maintain domestic offices in California, Massachusetts, Oregon and in Reston, Virginia. Internationally, our offices are located in Australia, the Philippines, the United Kingdom, Denmark, Norway, Sweden, the Netherlands and Belgium. As of the years ended December 31, 2010, 2009, and 2008, $71.0 million, $4.0 million, and $3.0 million, respectively, of our total long-lived assets of $241.9 million, $99.2 million, and $97.4 million, respectively, were held outside of the United States.

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

We do not have any plan or program for the repurchase of our common stock and did not repurchase any shares of our common stock during the year ended December 31, 2010.

Recent Sales of Unregistered Securities

None.

Common Stock Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “PROJ.”

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2010:
Fourth Quarter	$8.68	$6.91
Third Quarter	8.52	6.87
Second Quarter	8.69	7.21
First Quarter	8.87	6.75
Year ended December 31, 2009:
Fourth Quarter	$8.94	$6.50
Third Quarter	8.50	4.11
Second Quarter	5.27	3.58
First Quarter	5.15	2.90

There is no established public trading market for our Class A common stock. As of March 9, 2011, there were 87 stockholders of record of our common stock and three stockholders of record of our Class A common stock.

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

We did not pay cash dividends in 2010 or 2009, and we currently do not intend to pay cash dividends. Our investor rights agreement requires the prior written consent of our controlling stockholders, the New Mountain Funds, if we wish to pay or declare any dividend on our capital stock. Our credit agreement also restricts our ability to pay cash dividends.

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from November 1, 2007 (the date of our initial public offering) through December 31, 2010, with the cumulative total return on the NASDAQ Computer Index and the NASDAQ Composite Index. The comparison assumes that $100 was invested on November 1, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Assumes $100 invested on November 1, 2007

Assumes dividends reinvested

Fiscal year ended December 31, 2010, 2009, 2008 and 2007

	11/1/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Deltek, Inc.	$100.00	$84.85	$25.85	$43.34	$40.45
NASDAQ Computer Index	$100.00	$94.22	$50.34	$87.46	$102.77
NASDAQ Composite Index	$100.00	$92.70	$54.79	$79.14	$94.92

(1)	This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Thomson Reuters, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an assumed initial price of $17.95 per share, the closing price on November 1, 2007, the date of our initial public offering. The stock sold in our initial public offering was issued at a price to the public of $18.00 per share.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2010.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
REVENUES (a):
Software license fees	$64,787	$58,907	$77,398	$87,118	$74,958
Subscription and recurring revenues	5,258	—	—	—	—
Maintenance and support services	135,350	125,545	115,658	102,903	83,172
Consulting services and other revenues	74,253	81,369	96,309	88,225	70,138

Total revenues	$279,648	$265,821	$289,365	$278,246	$228,268

Gross profit	$176,528	$166,935	$180,899	$175,169	$146,608

(Loss) income before income taxes	$(2,279)	$31,791	$36,113	$37,996	$25,267

Net (loss) income attributable to Deltek, Inc.	$(4,922)	$21,396	$23,519	$22,519	$15,298

Diluted (loss) earnings per share attributable to Deltek, Inc. (b)	$(0.08)	$0.37	$0.49	$0.50	$0.35

Shares used in diluted per share computation (b)	64,768	57,596	47,729	44,820	43,409
Total assets	$392,115	$291,608	$193,272	$167,680	$134,488

Long-term debt	$195,897	$134,250	$182,661	$192,815	$210,375

(a)	“Consulting services revenue” previously presented for prior periods has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation. The amounts previously presented in “Other revenues” has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation.

(b)	In accordance with FASB Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that we completed in June 2009. Diluted earnings per share was computed based on the diluted weighted average shares as adjusted by the bonus element.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our actual results reported in this Annual Report on Form 10-K may differ immaterially from our unaudited results which we may have published prior to this report.

All dollar amounts expressed as numbers in tables (except per share amounts)

in this MD&A are in millions.

Certain tables may not calculate due to rounding.

Company Overview

We are a leading provider of enterprise software and information solutions designed and developed specifically for project-focused organizations, including professional services firms, government contractors and government agencies. More than 14,000 organizations and 1.8 million users in approximately 80 countries around the world rely on Deltek to research and identify opportunities, win new business, optimize resources, streamline operations, and deliver profitable projects. Using Deltek, our customers know more and do more.

In July 2010, we acquired Maconomy A/S (“Maconomy”), an international provider of software solutions to professional services firms.

In October 2010, we acquired INPUT, Inc. (“INPUT”), which enables companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations.

In November 2010, we extended and expanded our existing credit facility. The extended credit facility provides for $230 million in aggregate borrowings, consisting of $200 million in term loans maturing in November 2016 and a $30 million revolving credit facility maturing in 2015.

Our revenue is generated from sales of software licenses and related software maintenance and support, professional services to assist customers with the implementation of our products, as well as education, training and information solutions. Our continued growth depends, in part, on our ability to generate revenue from new customers and to continue to expand our presence by selling new products and solutions within our existing installed base of customers.

In our management decision making, we continuously balance our need to achieve short-term financial and operational goals with the equally critical need to continuously invest in our products, services, solutions and infrastructure to ensure our future success. In making decisions around spending levels in our various functional organizations, we consider many factors, including:

•	Our ability to expand our presence and penetration of existing markets;

•	The extent to which we can sell new products, services and solutions to existing customers and sell upgrades to applications from legacy products in our current portfolio;

•	Our success in selling our products, services and solutions through our partner network;

•	Our ability to expand our presence in new horizontal and vertical markets and broaden our reach geographically; and

•	Our ability to pursue, acquire and successfully integrate companies.

We have acquired companies to broaden the products, services and solutions we offer, expand our customer base and provide us with a future opportunity to migrate customers to newer applications we may develop and expand into new geographies. The products and solutions of the acquired companies provide our customers with core functionality that complements our own established products.

In evaluating our financial condition and operating performance, we consider a variety of factors including, but not limited to, the following:

•

The growth rates of the individual components of our revenues (licenses, subscriptions, support and services) relative to recent historical trends and the growth rate of the overall market as reported or predicted by industry analysts;

•	The margins of our business relative to recent historical trends;

•	Our operating expenses and income from operations;

•	Our cash flow from operations;

•	The long-term success of our development efforts;

•	Our ability to successfully penetrate new markets;

•	Our ability to successfully integrate acquired companies and achieve anticipated synergies;

•	Our win rate against our competitors; and

•	Our long-term customer retention rates.

Each of the factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our longer-term strategic goals and objectives.

Our total revenue for the year ended December 31, 2010 increased by $13.8 million to $279.6 million as compared to $265.8 million for the year ended December 31, 2009. We believe the increase in revenue was attributed to continuing confidence among our customers despite the economic uncertainty, as well as the recent acquisitions we completed.

Our license revenue and total revenue for the three months ended December 31, 2010 increased by $1.6 million and $15.8 million, respectively, to $20.8 million and $86.1 million, respectively, as compared to $19.2 million and $70.3 million, respectively, for the three months ended December 31, 2009. License revenue attributable to both our government contracting customers and our professional services customers increased during this period. We believe this was a result of the strength and diversity of our solutions portfolio, our strong competitive position and the positive market impact of our recent acquisitions. We believe that the products we have acquired, the new solutions we have offered and our expanded licensing models have given us a more compelling platform for expanding our business in a challenging economic environment.

Going forward, we believe that the continuing scrutiny and visibility of government contracting spending and the need to ensure that government projects are successfully completed on time and on budget are important factors driving many of our customers to use our earned value management and project scheduling applications across large segments of their organizations. Moreover, we believe that by combining INPUT’s opportunity intelligence and market analysis with our project management, financial management and CRM solutions, we are now the only company in the industry that can deliver solutions across the broad spectrum of government contracting requirements and all facets of our customers’ businesses. As a result, we expect our Costpoint, GCS Premier and enterprise project management (“EPM”) products to continue to account for a significant percentage of our overall software license fee revenue.

At the same time, we expect our professional services solutions to account for a larger percentage of our overall license fee revenue as compared to recent periods. While the timing and extent of any economic recovery among professional services firms remains uncertain, we expect that our acquisition of Maconomy will enable our expansion into other parts of the broader professional services marketplace, both domestically and internationally.

In addition, we believe that our acquisition of Maconomy will positively impact our consulting services revenue over the course of 2011. We also expect the increase in revenue attributable to our government contracting customers in 2010 as compared to 2009 to positively impact our consulting services revenue.

In recent years, revenue from maintenance services has increased as a percentage of our total revenue. We expect this trend to continue as a result of additional sales of software licenses in the future, our high maintenance retention rates and the positive impact of our acquisition of Maconomy on software license and maintenance revenues. In addition, our 2010 maintenance revenue reflects purchase accounting fair value adjustments for the Maconomy acquisition. We expect the 2011 renewals of maintenance services will result in an increase in maintenance revenue in 2011 compared to 2010.

The Company recently reduced headcount in certain areas to realign its resources following the recent acquisitions of INPUT and Maconomy. The Company anticipates restructuring charges in 2011 as it continues to realign its cost structure and allow for increased investment in key strategic objectives. We have proactively managed, and will continue to proactively manage, our business to control operating expenses and realign resources in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

Revenue Recognition

The Company’s revenues are generated primarily from four sources: licensing of software products, providing maintenance and support for those products, providing consulting services for those products and memberships, including access to market intelligence, analysis and business development related services. The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

Under its standard perpetual software license agreements, the Company recognizes revenue from the license of software upon execution of a signed agreement and delivery of the software provided that the software license fees are fixed and determinable, collection of the resulting receivable is probable, and vendor specific objective evidence (“VSOE”) of fair value exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. If a right of return exists, revenue is recognized upon the expiration of that right. In the event that VSOE does not exist for any undelivered element, the entire arrangement fee is recognized over the longer of the services, subscription, or maintenance period.

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

•

The software license sale is fixed and determinable. We recognize revenue for the license component of multiple element arrangements only when VSOE of fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return, or cancellation rights associated with the delivered elements. Software license sales are generally considered fixed and determinable when payment terms are within 180 days.

•	Collectibility is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectibility standards, revenue is recognized as cash is received.

The Company’s standard software license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

The Company also sells certain of its software products under term license agreements. Term licenses offer the customer rights to software bundled with maintenance and support for a fixed period of time, usually twelve months. In some cases implementation services are also included in the initial period fee. Hosting services may also be included in the fee. Under these arrangements revenue is recognized ratably over the contractual period.

Software license fee revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when these channels complete the sale and delivers the software to the end-user.

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

Maintenance and support services include unspecified periodic software upgrades or enhancements, bug fixes and phone support for perpetual software licenses. Initial annual maintenance and support are sold as a consistent percentage of the software price. Customers generally prepay for maintenance, and these prepayments are recorded as deferred revenue and revenue is recognized ratably over the term of the maintenance period.

Deltek’s consulting services consist primarily of implementation services, training, and design services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. Other revenue mainly includes fees collected for the Company’s annual user conference, which is typically held in the second quarter.

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”). Direct costs related to these arrangements are deferred and expensed as the related revenue is recognized.

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

The Company generally sells training services at a fixed rate for each specific training session at a per-attendee price, and revenue is recognized when the customer attends the training. The Company also sells training on a time-and-materials basis. In situations where customers pay for services in advance of the services being rendered, the related prepayment is recorded as deferred revenue and recognized as revenue when the services are performed.

Membership revenues, including access to market intelligence analysis and business development services generally provide customers with access to the govWin or INPUT networks for a fixed period of time, usually twelve months. Under these arrangements, revenue is recognized ratably over the membership period. Customers generally prepay for these subscription offerings, and these prepayments are recorded as deferred revenue and revenue is recognized over the term of the term license or membership.

For sales arrangements involving multiple elements, where software licenses are sold together with maintenance and support, consulting, training, or subscription offerings, the Company recognizes revenue using the residual method. The residual accounting method is used since VSOE has not been established for software as it is not typically sold on a standalone basis. Using this method, the Company first allocates revenue to the undelivered elements on the basis of VSOE. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue for the delivered elements, which is usually the software component. The Company has established VSOE for standard offerings of maintenance and support and consulting services based on the price charged when these elements are sold on a standalone basis.

For maintenance and support agreements, VSOE is generally based upon historical renewal rates.

For consulting services and training sold as part of a multiple element sales arrangement, VSOE is based upon the prices charged for those services when sold separately. For sales arrangements that require the Company to deliver future specified products or services for which VSOE of fair value is not available, the entire arrangement is deferred until VSOE is available or delivery has occurred. For income statement classification purposes revenue is allocated first to the undelivered element based on VSOE. Any remaining arrangement fee is then allocated to the software license.

In cases where software licenses and other elements are sold in combination with subscription offerings all revenue is recognized ratably over the longest period of performance for the undelivered elements. For income statement classification purposes revenue is allocated based on VSOE for maintenance, training, and consulting services. For subscription offerings, VSOE has not yet been established, and revenue is therefore allocated to the undelivered subscription offerings based on the contractually stated renewal rate. Under the residual method, any remaining arrangement fee is allocated to the software license.

Stock-Based Compensation

ASC 718, Compensation-Stock Compensation (“ASC 718”), requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. We determine the fair value of options granted and employee stock purchases using the Black-Scholes-Merton option pricing model and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period in the case of options. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized as expense over the requisite service period of the awards.

In accordance with ASC 718, we recorded $12.2 million, $10.6 million and $8.8 million in stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. The compensation expense recorded for the years ended December 31, 2010, 2009, and 2008 related to stock options, restricted stock awards and the ESPP.

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

Because we do not have significant history associated with our stock options in order to determine the expected volatility of our options, we calculated expected volatility as of each grant date using an implied volatility method based in part on reported data for a peer group of publicly traded software companies for which historical information was available, as well as our volatility since the date of our initial public offering. We will continue to use peer group volatility information until sufficient historical volatility of our common stock is available to measure expected volatility for future option grants.

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

As of December 31, 2010, we had deferred tax assets of approximately $8.6 million, which were primarily related to differences in the timing of recognition of revenue and expenses for book and tax purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2010, we have valuation allowances totaling $1.9 million recorded on the Sweden, Netherlands and UK entities acquired during the Maconomy transaction, as we have determined it is more likely than not that the deferred tax assets would not be realized.

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

Management makes estimates of fair value based upon assumptions and estimates we believe to be reasonable. These estimates are based upon a number of factors, including historical experience, market conditions and management projections. Critical estimates in valuing certain of the intangible assets include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customer and product base and the expected use of the acquired assets.

We amortize acquired intangible assets using either accelerated or straight-line methods depending upon which best approximates the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the specific asset. Management must estimate the expected life and future cash flows from the acquired asset, both of which are inherently uncertain and unpredictable. Changes in the assumptions used in developing these estimates could have a material impact on the amortization expense recorded in our financial statements. Unanticipated events and circumstances may occur which may affect the accuracy or validity of our assumptions and estimates. As an example, for all of the acquisitions made during the years 2006 through 2010, we are amortizing the customer relationship intangible assets on an accelerated method using lives of four to ten years. The use of an accelerated method was based upon our estimates of the projected cash flows from the assets and the proportion of those cash flows received over the estimated life and evaluated on annual basis to ensure continued appropriateness.

Had we used a straight-line method of amortization, amortization expense for 2010 would have been approximately $1.4 million less than the amount recorded. If we were to continue to use the same accelerated method, but reduce the estimated useful lives of those assets by one year, total amortization expense would have been higher by $0.5 million for 2010. We amortize acquired technology from our acquisitions using either an accelerated or a straight-line method over three to five years. If the useful lives for those assets were reduced by one year, amortization expense for 2010 would have been approximately $3.6 million which is $0.6 million higher than the current year expense.

As a component of our acquisitions, we acquired maintenance and subscription obligations (and the associated deferred revenue) with our acquisitions. We valued acquired deferred revenue based on estimates of the cost of providing solution support services plus a reasonable profit margin. Upon each acquisition, the acquired deferred revenue balances were recorded at an average of 40% of their book value on the date of acquisition. This reduced deferred revenue amount is recognized as revenue over the remaining contractual period of the obligation, generally no more than one year from the date of acquisition. Changes in the estimates used in determining these valuations could result in more or less revenue being recorded.

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

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Year Ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$64.8	$58.9	$77.4	$5.9	10	$(18.5)	(24)
Subscription and recurring revenues	5.3	—	—	5.3	100	—	—
Maintenance and support services	135.3	125.5	115.7	9.8	8	9.8	9
Consulting services and other revenues (1)	74.2	81.4	96.3	(7.2)	(9)	(14.9)	(16)

Total revenues	279.6	265.8	289.4	13.8	5	(23.6)	(8)

COST OF REVENUES:
Cost of software license fees	6.2	5.9	6.6	0.3	6	(0.7)	(11)
Cost of subscription and recurring revenues	4.3	—	—	4.3	100	—	—
Cost of maintenance and support services	25.6	22.5	21.4	3.1	14	1.1	5
Cost of consulting services and other revenues (1)	67.0	70.5	80.5	(3.5)	(5)	(10.0)	(12)

Total cost of revenues	103.1	98.9	108.5	4.2	4	(9.6)	(9)

GROSS PROFIT	176.5	166.9	180.9	9.6	6	(14.0)	(8)

OPERATING EXPENSES:
Research and development	52.6	43.4	45.8	9.2	21	(2.4)	(5)
Sales and marketing	62.4	44.8	53.8	17.6	39	(9.0)	(17)
General and administrative	50.3	35.5	33.4	14.8	42	2.1	6
Restructuring charge	1.6	3.9	1.0	(2.3)	(59)	2.9	290

Total operating expenses	166.9	127.6	134.0	39.3	31	(6.4)	(5)

INCOME FROM OPERATIONS	9.6	39.3	46.9	(29.7)	(76)	(7.6)	(16)
Interest income	0.1	0.1	0.6	—	—	(0.5)	(83)
Interest expense	(10.2)	(7.6)	(11.0)	(2.6)	34	3.4	(31)
Other (expense) income, net	—	—	(0.4)	—	—	0.4	(100)
Loss on extinguishment of debt	(1.8)	—	—	(1.8)	(100)	—	—

(LOSS) INCOME BEFORE INCOME TAXES	(2.3)	31.8	36.1	(34.1)	(107)	(4.3)	(12)
Income tax expense	2.8	10.4	12.6	(7.6)	(73)	(2.2)	(17)

NET (LOSS) INCOME	(5.1)	21.4	23.5	(26.5)	(124)	(2.1)	(9)
Net loss attributable to noncontrolling interests	0.2	—	—	0.2	100	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO DELTEK, INC.	$(4.9)	$21.4	$23.5	$(26.3)	(123)	$(2.1)	(9)

(1)	“Consulting services revenue” previously presented for prior periods has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation. The amounts previously presented in “Other revenues” has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation. A similar reclassification was made for prior periods for the related costs and combined in the line item “Cost of consulting services and other revenues” to conform to the current period presentation.

	Year Ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change
REVENUES:	(dollars in millions)
Software license fees	$64.8	$58.9	$77.4	$5.9	10	$(18.5)	(24)
Subscription and recurring revenues	5.3	—	—	5.3	100	—	—
Maintenance and support services	135.3	125.5	115.7	9.8	8	9.8	9
Consulting services and other revenues	74.2	81.4	96.3	(7.2)	(9)	(14.9)	(16)

Total revenues	$279.6	$265.8	$289.4	$13.8	5	$(23.6)	(8)

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

Software revenues increased $5.9 million, or 10%, to $64.8 million for the year ended December 31, 2010 compared to 2009. Our 2010 revenue included $4.8 million in revenue attributable to our Maconomy products, which we acquired in July 2010. In addition, for the year ended December 31, 2010, license fee revenues from our Costpoint, GCS Premier and EPM products increased $2.6 million compared to the prior year, while license fee revenues from our Vision products decreased by $1.5 million for the same period.

Software revenues decreased $18.5 million, or 24%, to $58.9 million for the year ended December 31, 2009 compared to 2008. For 2009, software revenues from our Costpoint, GCS Premier and EPM products decreased $4.4 million compared with the prior year, while license fee revenues from our Vision products decreased by $14.1 million for the same period. The decrease in revenues from sales of our Costpoint, GCS Premier and EPM products to government contractor customers was partially attributable to the impact of two larger deals in 2008 that were not replicated in 2009, and was also attributable to customers taking a more cautious approach with regard to purchasing and investment decisions in light of the general economic climate. We believe the decrease in revenues from sales of our Vision products was mainly attributable to customers deferring purchasing decisions, lengthening sales cycles and adopting more cautious investment policies during the economic downturn.

Subscription and Recurring Revenues

Our subscription and recurring revenues are comprised of fees derived from arrangements in which the Company’s customers subscribe to information, products and services. In addition, there are subscription and recurring revenues related to other Deltek products. The revenue stream for the subscription and recurring revenues began in 2010.

Subscription and recurring revenues was $5.3 million for the year ended December 31, 2010. These revenues were primarily attributable to the products and services we added to our portfolio with the acquisition of INPUT, which occurred in October 2010.

Maintenance and Support Services

Our maintenance and support revenues are comprised of fees derived from new maintenance contracts associated with new software license sales and annual renewals of existing maintenance contracts. These contracts typically allow our customers to obtain online, telephone and internet-based support, as well as unspecified periodic upgrades or enhancements, bug fixes and phone support for perpetual software licenses.

In 2010, maintenance revenues increased $9.8 million, or 8%, to $135.3 million when compared to 2009. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $7.3 million year over year as a result of strong renewals and a higher install base. In addition, we recognized maintenance revenues of $3.1 million in 2010 from Maconomy maintenance contracts. In 2010, our maintenance revenues for our Vision products decreased by $0.7 million. We believe that this was a result of a limited number of smaller architecture and engineering customers not renewing maintenance in light of the challenging economic environment and our discontinuance of maintenance and support for certain legacy products. The sales allowance decreased slightly by $0.1 million. We expect that maintenance revenues will continue to be a significant source of revenue throughout 2011 given our high maintenance retention rate and our stable base of customers.

Maintenance revenues increased $9.8 million, or 9%, to $125.5 million for the year ended December 31, 2009 compared to 2008. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $9.0 million year over year, and maintenance revenues from our Vision products increased $0.5 million. In addition, the sales allowance decreased $0.3 million. These increases were due to sales of new software licenses, renewals of maintenance agreements by our installed base of customers, the annual price escalations for our maintenance services and the impact of our acquisition of the Deltek MPM application.

Consulting Services and Other Revenues

Our consulting services revenues are generated from software implementation and related project management and data conversions, as well as training, education and other consulting services associated with our software applications and have typically been provided on a time-and-materials basis. Our other revenues consist primarily of fees collected for our annual user conference, which is typically held in the second quarter of the year.

Consulting services and other revenues decreased $7.2 million, or 9%, to $74.2 million for the year ended December 31, 2010 compared to 2009. This was primarily a result of a $16.1 million decline in software implementation consulting services attributed to the impact of some large implementation projects coming to a successful conclusion early in 2010 that were not repeated. In addition, the decline was partially attributed to the lower software license sales in 2009. Also contributing to the decrease is $0.6 million in training revenue. These revenue decreases were offset by $9.3 million of consulting services revenues associated with our acquisition of Maconomy. Other revenues decreased $0.2 million from 2009.

We expect continued demand in 2011 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our software and solutions.

Consulting services and other revenues decreased $14.9 million, or 16%, to $81.4 million for the year ended December 31, 2009 compared to 2008. This was a result of a $9.6 million decline in software implementation consulting services attributed to decreased software license fees. Also contributing to the decrease was a decline of $1.9 million in reimbursable revenues and a decline of $2.3 million in training and education related services. Other revenues decreased $1.1 million as a result of lower user conference revenues associated with lower conference attendance in 2009.

Cost of Revenues

	Year Ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change
COST OF REVENUES:	(dollars in millions)
Cost of software license fees	$6.2	$5.9	$6.6	$0.3	6	$(0.7)	(11)
Cost of subscription and recurring revenues	4.3	—	—	4.3	100	—	—
Cost of maintenance and support services	25.6	22.5	21.4	3.1	14	1.1	5
Cost of consulting services and other revenues	67.0	70.5	80.5	(3.5)	(5)	(10.0)	(12)

Total cost of revenues	$103.1	$98.9	$108.5	$4.2	4	$(9.6)	(9)

Cost of Software License Fees

Our cost of software consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software increased by $0.3 million, or 6%, to $6.2 million for the year ended December 31, 2010 compared to 2009. This was primarily attributed to increases in the amortization of $0.9 million in purchased intangible assets offset by decreases in the amortization of capitalized software of $0.6 million.

Cost of software license fees decreased by $0.7 million, or 11%, to $5.9 million for the year ended December 31, 2009 compared to 2008 primarily due to lower amortization of capitalized software and purchased intangible assets.

Cost of Subscription and Recurring Revenues

Our cost of subscription and recurring revenues are comprised of compensation expenses, and facility and other expenses incurred in providing subscription services, as well as the amortization of acquired intangibles. There were no costs of subscription and recurring revenues prior to fiscal year 2010.

Cost of subscription and recurring revenues was $4.3 million for the year ended December 31, 2010 which was attributed to labor and related benefits of $1.6 million, amortization of purchased intangible assets of $1.4 million, facility expenses of $0.9 million and other expenses of $0.4 million.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of compensation expenses and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services was $25.6 million for the year ended December 31, 2010, an increase of $3.1 million, or 14%, compared to 2009. This increase was attributed to increases in labor and related benefits of $1.4 million, facility expenses of $1.4 million, other expenses of $0.2 million and travel expenses of $0.1 million.

Cost of maintenance services was $22.5 million for the year ended December 31, 2009, an increase of $1.1 million, or 5%, compared to 2008. The increase was due to an increase in labor and related benefits of $0.9 million and an increase in royalties of $0.3 million for third-party products which are embedded or sold along with our products’ offerings. This was offset by decreases in travel of $0.1 million.

Cost of Consulting Services and Other Revenues

Our cost of consulting services is comprised of the compensation expenses for services-related employees as well as third-party contractor expenses, travel and reimbursable expenses and classroom rentals. Cost of consulting services also includes an allocation of our facilities and other costs incurred for providing implementation, training and other consulting services to our customers. Our cost of other revenues primarily includes costs associated with our annual user conference.

Cost of consulting services was $67 million for the year ended December 31, 2010, a decrease of $3.5 million, or 5%, compared to 2009. The key drivers were decreased labor and related benefits of $3.1 million, travel expenses of $1.0 million, facility expenses of $0.2 million and lower user conference costs of $0.4 million, offset by increased subcontractor expenses of $1.2 million.

Cost of consulting services was $70.5 million for the year ended December 31, 2009, a decrease of $10 million, or 12%, compared to 2008. The key drivers were decreased labor and related benefits of $5.5 million resulting from a reduction in headcount, travel expenses of $3.0 million, subcontractor expenses of $0.9 million and other expenses of $0.1 million. The cost reductions paralleled the decrease in consulting services revenues in 2009. In addition, we incurred lower user conference costs of $0.5 million associated with lower conference attendance in 2009 compared to 2008.

Operating Expenses

	Year Ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$52.6	$43.4	$45.8	$9.2	21	$(2.4)	(5)
Sales and marketing	62.4	44.8	53.8	17.6	39	(9.0)	(17)
General and administrative	50.3	35.5	33.4	14.8	42	2.1	6
Restructuring charge	1.6	3.9	1.0	(2.3)	(59)	2.9	290

Total operating expenses	$166.9	$127.6	$134.0	$39.3	31	$(6.4)	(5)

Research and Development

Our product development expenses consist primarily of compensation expenses, third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $9.2 million, or 21%, to $52.6 million for the year ended December 31, 2010 compared to 2009. The principal drivers of the year over year increase were higher labor costs and related benefits of $7.7 million resulting primarily from increased headcount attributable to the Maconomy and INPUT acquisitions, higher facility expenses of $1.4 million, and higher travel expenses of $0.5 million. Offsetting these increases were lower third-party contractor expenses of $0.4 million.

Research and development expenses decreased by $2.4 million, or 5%, to $43.4 million for the year ended December 31, 2009 compared to 2008. The drivers of the year over year decrease were lower labor costs and related benefits of $1.4 million resulting primarily from reduced headcount, lower travel expenses of $0.4 million, lower amortization of purchased intangibles of $0.3 million, and lower third-party contractor expenses of $0.3 million.

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

Sales and marketing expenses increased by $17.6 million, or 39%, to $62.4 million for the year ended December 31, 2010 compared to 2009. The increase was due to increased labor and related benefits of $9.7 million primarily from an increase in headcount attributable to the Maconomy and INPUT acquisitions, a $1.5 million increase in the amortization of purchased intangibles, a $1.5 million trade name impairment in 2010, increased facility expenses of $1.4 million, increased select marketing programs of $1.3 million, increased commissions of $0.6 million, increased travel expenses of $0.6 million, increased professional services fees of $0.6 million and an increase in other expenses of $0.4 million.

Sales and marketing expenses decreased by $9.0 million, or 17%, to $44.8 million for the year ended December 31, 2009 compared to 2008. The decrease was due to decreased labor and related benefits of $5.6 million primarily from a reduction in headcount, decreased commissions of $2.6 million resulting from lower license sales in 2009, a $1.1 million decrease in select marketing programs, and decreased travel and other expenses of $0.7 million. Partially offsetting these decreases were a $0.7 million increase in the amortization of purchased intangibles and a $0.3 million increase in third-party contractor expenses.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, legal and human resources. General and administrative costs also include New Mountain Capital advisory fees, insurance premiums, third-party legal fees, other professional services fees, facilities and other expenses associated with our administrative activities which include acquisition-related costs.

General and administrative expenses increased by $14.8 million, or 42%, to $50.3 million for the year ended December 31, 2010 compared to 2009. The increase resulted from acquisition related expenses of $7.8 million of which $2.8 million was a fee to New Mountain Capital, increased labor and related benefits of $5.1 million from an increase in temporary labor of $2.2 million, an increase in labor related to special projects of $0.6 million and the remaining increase is primarily attributable to an increase in headcount mainly from the Maconomy and INPUT acquisitions, increased facility expenses of $2.2 million, increased travel expenses of $0.6 million and increased other expenses of $0.2 million. These increases were offset by decreased bad debt expense of $1.1 million attributed to improved collections.

General and administrative expenses increased by $2.1 million, or 6%, to $35.5 million for the year ended December 31, 2009 compared to 2008. The increase resulted from increased legal fees of $1.5 million, labor and related benefits of $1.4 million, bad debt expense of $0.7 million, and professional fees of $0.4 million, and was partially offset by a reduction of $1.8 million in professional fees for external audit and SOX services.

Restructuring Charge

Certain restructuring plans were implemented in 2010 to realign the Company’s cost structure and to reduce redundancies associated with acquisitions. These plans included a reduction of headcount which resulted in $0.9 million in aggregate restructuring charges for severance and severance-related costs. In addition, the Company recorded a restructuring charge of $0.7 million for the consolidation of offices associated with the Maconomy acquisition.

Certain restructuring plans were implemented in 2009 to realign the Company’s cost structure and to allow for increased investment in its key strategic objectives. These plans included a reduction of headcount which resulted in $3.1 million in aggregate restructuring charges for severance and severance- related costs. In addition, the Company recorded a restructuring charge of $0.7 million for the consolidation of one facility and for the closure of two office locations.

During the year ended December 31, 2008, management implemented a restructuring plan to eliminate certain positions to realign the Company’s cost structure and for the elimination of excess office space. The charge taken in the second quarter of 2008 included $0.9 million for severance and severance-related costs. The charge also included $0.1 million for facilities-related expenses, associated with closure of one office location and a reduction in space at a second location, and was offset by a reduction in existing deferred rent liabilities.

The Company anticipates additional restructuring charges in 2011 as it realigns its cost structure and resources following the recent acquisitions of INPUT and Maconomy and to allow for increased investment in its key strategic objectives.

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income remained relatively flat at $0.1 million for the year ended December 31, 2010 compared to 2009.

Interest income decreased $0.5 million for the year ended December 31, 2009 compared to 2008. The principal drivers of this decrease were the change in the Company’s investment election for its funds from a traditional money market fund to a U.S. Treasury securities money market fund as well as the overall decrease in interest rates paid on money market funds.

Interest Expense

	Year Ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change
	(dollars in millions)
Interest expense	$10.2	$7.6	$11.0	$2.6	34	$(3.4)	(31)

Interest expense increased $2.6 million for the year ended December 31, 2010 compared to 2009. The increase was attributed to an increase in the effective interest rate from 4.1% in 2009 to 6.1% in 2010.

We anticipate that interest expense will increase in 2011 due to the amendment and extension of the Credit Agreement in November 2010 (see discussion below in the Credit Agreement section), which increased the principal outstanding under the term loans offsetting the interest rate decrease to the LIBO rate plus 4.00% with a LIBO rate floor of 1.50% for both the term loans and revolving credit facility.

Interest expense decreased by $3.4 million for the year ended December 31, 2009 compared to 2008. The decreases resulted from an overall decrease in the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) as well as from the prepayment of debt during the first half of 2009.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $1.8 million was recognized from the amendment and extension of the Company’s Credit Agreement in November 2010.

Income Taxes

	Year Ended December 31,			2010 versus 2009		2009 versus 2008
	2010	2009	2008	Change	% Change	Change	% Change
	(dollars in millions)
Income tax expense	$2.8	$10.4	$12.6	$(7.6)	(73)	$(2.2)	(17)

Income tax expense for the year ended December 31, 2010 decreased $7.6 million to $2.8 million compared to $10.4 million for the twelve months ended December 31, 2009. As a percentage of pre-tax income, income tax expense was (123.8)% and 32.7% for the twelve months ended December 31, 2010 and 2009, respectively. The income tax expense for 2010 is lower than the income tax expense for 2009 due primarily to lower pre-tax income, and is offset by the non deductibility of certain transaction related costs of approximately $5.8 million.

Income tax expense decreased by $2.2 million for the year ended December 31, 2009 compared to the 2008. As a percentage of pre-tax income, income tax expense was 32.7% and 34.9% for the years ended December 31, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily the result of lower pre-tax income as well as various implemented tax strategies including increased credits for qualified research and development activities, the utilization of foreign tax credits not scheduled to expire for ten years, and the deductibility of certain expenses.

During the twelve months ended December 31, 2010, the Company established an additional liability of approximately $0.6 million associated with the establishment of a reserve for foreign tax and research and development tax credits as well as certain permanent adjustments and associated interest on prior period ASC 740-10 adjustments. For the year ended December 31, 2009, the Company established an additional liability of approximately $0.7 million related to foreign tax and research and development tax credits as well as certain permanent adjustments. For further information, see Note 11, Income Taxes, of our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Credit Agreement

The Company has maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005.

In November 2010, we amended and extended the Credit Agreement, providing for $230.0 million in aggregate borrowings, consisting of $200 million in secured term loans maturing in November 2016 and a $30.0 million secured revolving credit facility maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding under the Credit Agreement (approximately $146.8 million) were prepaid in full out of proceeds from the new term loans. The remaining proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, will be used for general corporate purposes. The amendment and extension included an original issuance debt discount of 1%, or $2.0 million, which, along with the deferred debt issuance costs, will be amortized over the term of the loan using the effective interest method. The original issue debt discount was included in the $5.1 million of debt issuance costs noted above.

Under the Credit Agreement for both the term loans and the revolving credit facility, we will pay an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00%, with a LIBO rate floor of 1.50%. Interest rates prior to the amendment and extension were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%, depending on the type of borrowing.

The Company will pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. The Credit Agreement requires the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016.

As of December 31, 2010 and December 31, 2009, the outstanding principal amount of the term loans was $199.5 million, excluding the reduction of the unamortized debt discount of $1.9 million, and $179.0 million, respectively, and there were no borrowings outstanding under the revolving credit facility, except for letters of credit totaling less than $1.0 million.

All loans under the Credit Agreement are collateralized by substantially all of our assets (including our domestic subsidiaries’ assets) and require us to comply with certain financial covenants. There were no material modifications to our debt covenants under the amendment to our Credit Agreement, except that the fixed charge coverage ratio covenant was replaced by a maximum capital expenditures covenant. Other covenants require us to maintain defined minimum levels of interest coverage and provide for a limitation on our leverage ratio.

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is based on the terms of the Credit Agreement):

		As of December 31, 2010		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	6.79	Greater than 3.00 to 1.00

Capital Expenditure	Capital Expenditure not to exceed required level	$11 million in 2010	$4.9 million	$10 million in 2012

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.40 to 1.00	3.20	2.50 to 1.00 effective January 1, 2014

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

As of December 31, 2010, we were in compliance with all covenants under our Credit Agreement.

We incurred approximately $3.1 million of debt issuance costs in connection with the Credit Agreement, of which $2.5 million will be amortized to interest expense over the term of the Credit Agreement using the effective interest method and $0.6 million was expensed as a loss on extinguishment of debt on the consolidated statements of operations. Of the approximately $1.9 million of previously deferred debt issuance costs as of November 3, 2010, $1.1 million was expensed as a loss on extinguishment of debt and the remaining amount will be amortized over the term of the Credit Agreement. In 2009, we paid $2.3 million of debt issuance costs in connection with the 2009 amendment to our Credit agreement, of which $2.1 million was being amortized to interest expense over the term of the modified debt and the previously deferred debt issuance costs of $1.0 million as of August 2009 were being amortized to interest expense over that same period. We incurred no debt issuance costs in 2008.

The Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow, and from the net proceeds of certain asset sales or equity issuances. During the first quarter of 2010, we made a scheduled principal payment of $0.3 million and a contractually required principal prepayment of $26.7 million from our 2009 annual excess cash flow. We will not make an excess cash flow payment in 2011, under the Credit Agreement, due to the permitted acquisitions that occurred during 2010. The Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances so that our leverage ratio (as defined in the Credit Agreement) is less than 3.00, if on or before December 31, 2011, or 2.75, if anytime thereafter.

See discussion below in Contractual Obligations and Commitments for our future scheduled principal payments under the Credit Agreement.

Liquidity and Capital Resources

Overview of Liquidity

Our primary operating cash requirements include the payment of salaries, incentive compensation and related benefits, and other headcount-related costs as well as the costs of office facilities and information technology systems. We fund these requirements through cash collections from our customers for the purchase of our software, subscriptions, consulting services and maintenance services. Amounts due from customers for software license, subscriptions and maintenance services are generally billed in advance of the contract period.

The cost of our acquisitions has been financed with available cash flow and, to the extent necessary, term loan and revolving credit facility borrowings.

We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At December 31, 2010, the total amount of letters of credit guaranteed under the revolving credit facility was $0.8 million. As a result, available borrowings on the revolving credit facility at December 31, 2010 were $29.2 million.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months. In addition, our Credit Agreement provides for greater financial flexibility by extending our debt repayment requirements over a longer term.

We also believe that our aggregate cash balance of $76.6 million as of December 31, 2010, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), is sufficient to cover the payments due over the near term under the Credit Agreement. In the future, however, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or modifying the terms of our Credit Agreement.

In June 2009, we completed our common stock rights offering, which was fully subscribed by our stockholders, resulting in the issuance of 20 million shares of common stock. Net proceeds after deducting fees and offering expenses were approximately $58.2 million. We used approximately $3.1 million to prepay indebtedness under our credit agreement and used the remaining net proceeds from the rights offering for additional working capital, strategic investments and acquisitions, reduction of indebtedness or general corporate purposes.

Analysis of Cash Flows

For the year ended December 31, 2010, net cash provided by operating activities was $63.0 million, compared to $59.8 million in 2009. The increase of $3.2 million was attributed to an increase from deferred revenues of $22.8 million attributed to moving to annual maintenance billing in 2010 and the acquisitions of Maconomy and INPUT, an increase in non-cash operating activities of $5.7 million primarily attributed to the increase in depreciation and amortization due to the acquisitions of Maconomy and INPUT, a reduction in tax payments of $1.2 million and other items of $1.8 million. These increases were offset by a decrease in net income of $26.5 million and an increase in interest payments of $1.8 million.

For the year ended December 31, 2009, net cash provided by operating activities was $59.8 million, compared to $42.6 million in 2008. The $17.2 million increase was attributed to decreases of $5.1 million for tax payments, $5.0 million in interest payments and $9.1 million in other operating costs, and was partially offset by an increase in cash payments for restructuring charges of $2.0 million. The increase in deferred revenue of $18.4 million was primarily attributed to the acceleration of our maintenance billing process.

Net cash used in investing activities was $136.7 million for the year ended December 31, 2010, compared to $7.9 million in 2009. In 2010, we used $131.8 million for the acquisitions of Maconomy, INPUT and S.I.R.A. and $4.9 million for the purchase of property and equipment. Net cash used in investing activities was $7.9 million for the year ended December 31, 2009, compared to $24.0 million in 2008. Our use of cash during the year ended December 31, 2009 for investment activities primarily included $5.4 million for the acquisition of mySBX, and $2.4 million for the purchase of property and equipment.

Net cash provided by financing activities was $16.5 million for the year ended December 31, 2010, compared to $44.9 million provided during the year ended December 31, 2009. Cash provided by financing activities during the year ended December 31, 2010 was primarily related to proceeds from the amendment and extension of our Credit Agreement of $198 million and proceeds received from issuance of stock under our employee stock purchase plan (“ESPP”) as well as stock option exercises of $2.6 million. This was offset by $179.5 million in debt repayments primarily attributed to the repayment of prior outstanding amounts under the Credit Agreement, payments for deferred financing costs of $3.1 million and $1.5 million for shares withheld for minimum tax withholding on vested restricted stock awards.

Net cash provided by financing activities was $44.9 million for the year ended December 31, 2009, compared to $0.3 million in 2008. Cash provided by financing activities during the year ended December 31, 2009 was primarily related to net proceeds received from our rights offering of $58.2 million, and proceeds from issuance of stock under our employee stock purchase plan (“ESPP”) as well as stock option exercises of $2.9 million. This was offset by $13.9 million in debt repayments and payments for deferred financing costs of $2.3 million. Debt repayments consisted of a scheduled cash repayment of $1.1 million and contractually required debt prepayments of $12.8 million.

Impact of Seasonality

Fluctuations in our quarterly software license fee revenues historically reflect, in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors historically yield a peak in software license fee revenue in the fourth quarter due to increased spending by our customers during that time. However, as a result of the current economic environment, the seasonality of our business was impacted by our customers’ views of their economic outlook. Therefore, past seasonality may not be indicative of current or future seasonality.

Our consulting services revenues are impacted by software license sales, the availability of consulting resources to work on customer implementations, and the adequacy of our contracting activity to maintain full utilization of available resources. As a result, services revenues are much less subject to seasonal fluctuations.

Our maintenance and subscription revenues are not subject to significant seasonal fluctuations.

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of term loan related debt obligations and commitments under facilities and operating leases. We rarely enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of December 31, 2010:

	Payments Due By December 31,
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
	(dollars in thousands)
Term loans	$199,500	$2,000	$2,000	$2,000	$2,000	$2,000	$189,500
Estimated interest payments on term loans	61,353	10,931	10,821	10,711	10,601	10,491	7,798
Operating leases	84,650	9,431	9,419	9,442	8,952	8,184	39,222
Capital leases	100	57	43	—	—	—	—
Other long term liabilities	3,794	1,337	1,228	1,229	—	—	—

Following the repayment of $0.5 million in the fourth quarter of 2010, our scheduled repayments on the outstanding amount of the term loans are $2.0 million per year for the years 2011 through 2015 and $189.5 million due in 2016 for a total of $199.5 million. However, the amount and timing of these scheduled payments could vary based on the required mandatory prepayments from our annual excess cash flow, and from the net proceeds of certain asset sales or equity issuances as defined in the Credit Agreement. The Credit Agreement included an original issuance debt discount of 1%, or $2.0 million which is a reduction to the face value of the term loans of $199.5 million, at December 31, 2010, which will be amortized over the term of the loan using the effective interest method. Therefore, the amount outstanding on the consolidated balance sheet at December 31, 2010 of $197.6 million is net of the unamortized debt discount of $1.9 million at December 31, 2010.

Currently, we pay an interest rate on the term loans equal to the LIBO rate plus 4.00%, with a LIBO rate floor of 1.50%. Based on the LIBO rate floor in place under the Credit Agreement and the prevailing LIBO interest rate being less than 1%, we have estimated the interest payments in the above table at a rate equal to the minimum rate of 5.5%.

The amount included in other long term liabilities represents the contingent consideration liability from our acquisition of S.I.R.A., Inc. in March 2010, which is based on meeting license sales over a three-year period not to exceed a maximum earn out amount of $3.3 million and Maconomy’s earn out payment obligation for People Planner of $0.5 million. Our current forecasts indicate that the earn out payments will be achieved.

The above table does not include approximately $2.6 million of long-term income tax liabilities recorded in accordance with ASC 740-10 because we are unable to reasonably estimate the timing of these potential future payments.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

Indemnification

We provide limited indemnification to our customers against intellectual property infringement claims made by third parties arising from the use of our software products. Due to the established nature of our primary software products and the lack of intellectual property infringement claims in the past, we cannot estimate the fair value nor determine the total nominal amount of the indemnification, if any. Estimated losses for such indemnification are evaluated under ASC 450, Contingencies, as interpreted by ASC 460, Guarantees. We have secured copyright and trademark registrations for our software products with the U.S. Patent and Trademark Office and with applicable European trademark offices. We also have intellectual property infringement indemnification from our third-party partners whose technology may be embedded or otherwise bundled with our software products. Therefore, we generally consider the probability of an unfavorable outcome in an intellectual property infringement case to be relatively low. We have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications.

Recently Adopted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-30-55, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASC 350-30-55 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other. The objective is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-30-55 is effective for fiscal years beginning after December 15, 2008. The guidance in ASC 350-30-55 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. Beginning in 2009, we adopted ASC 350-30-55 which was applied to our 2009 acquisition and prospectively.

In November 2008, the FASB issued ASC 350-30-35, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASC 350-30-35 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under ASC 350-30-35, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with ASC 350. ASC 350-30-35 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During 2010 and 2009, we did not acquire any defensive intangible assets.

In April 2009, the FASB issued ASC 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-20 amends the guidance in ASC 805 regarding pre-acquisition contingencies. The guidance in ASC 805-20 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with ASC 450, Contingencies, if the criteria in ASC 450 were met at the acquisition date. Previously, ASC 805 required pre-acquisition contingencies to be measured at fair value at the date of acquisition. ASC 805-20 is effective for business combinations occurring after January 1, 2009. Beginning in 2009, we adopted ASC 805-20; however, we did not acquire any pre-acquisition contingencies in the acquisitions made during 2009 and 2010.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. In a business combination ASC 805-10-50, Business Combinations, requires disclosure of supplemental pro forma information of the revenue and earnings of the combined entity for a business combination that occurred during the reporting period. ASU 2010-29 clarifies the time period in which the acquisition date occurred for pro forma purposes. Specifically for comparative financial statements, the pro forma revenue and earnings of the combined entity are presented as though the acquisition date for a business combination that occurred during the current reporting period had been at the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010, with early adoption permitted. We applied this guidance in the current year in our pro forma disclosures for our acquisitions of Maconomy and INPUT.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that will become effective beginning January 1, 2011, with earlier adoption permitted. We do not anticipate that the adoption of these standards will have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-28 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At December 31, 2010, we had $76.6 million in cash and cash equivalents. Our interest expense associated with our term loans and revolving credit facility can vary with market rates. As of December 31, 2010, we had approximately $199.5 million of the principal amount in debt outstanding, which was effectively set at a fixed rate at December 31, 2010, due to the LIBO rate floor established of 1.5% in the Credit Agreement and the LIBO rate at December 31, 2010 being below the established floor. However, an increase in the LIBO rate above the LIBO rate floor subsequent to December 31, 2010 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our possible variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of December 31, 2010, a hypothetical 1% decrease in interest rates would have an insignificant impact on our earnings and cash flows on an annual basis. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in US Dollars. However, since a growing portion of our operations consists of activities outside of the US, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona, the Norwegian kroner and the Euro. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during 2010, 2009, or 2008. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net income by less than $2.0 million during the year ended December 31, 2010. Our net assets at December 31, 2010 would have been impacted by less than $10.0 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at December 31, 2010.

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

Our management evaluated, with the participation of our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer, our Chief Financial Officer, and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our management’s report on internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(e) or 15(d)-15(f)) and the independent registered public accounting firm’s related audit report on the effectiveness of our internal control over financial reporting are included in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2010 was effective.

In accordance with guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting excluded Maconomy A/S and its subsidiaries, which we acquired on July 9, 2010, and INPUT, Inc., which we acquired on October 1, 2010.

Maconomy and its subsidiaries are included in our 2010 consolidated financial statements and constituted, in the aggregate, 23% of consolidated total assets, 6% of consolidated total revenues and a loss of 95% of consolidated income from operations.

INPUT is included in our 2010 consolidated financial statements and constituted, in the aggregate, 21% of consolidated total assets, 2% of consolidated total revenues and a loss of 32% of consolidated income from operations.

For further information on these acquisitions, see Note 2, Business Acquisitions, of our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, which also audited our consolidated financial statements included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the internal control over financial reporting of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Assessment of Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Maconomy A/S and its subsidiaries, which was acquired on July 9, 2010 and whose financial statements constitute 23%, 6%, and 95% of consolidated total assets, consolidated total revenues and a loss of consolidated income from operations, respectively as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Maconomy A/S and its subsidiaries.

As described in Management’s Assessment of Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at INPUT, Inc., which was acquired on October 1, 2010 and whose financial statements constitute 21%, 2%, and 32% of consolidated total assets, consolidated total revenues and a loss of consolidated income from operations, respectively as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at INPUT, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 15, 2011

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the fiscal year covered by this Annual Report and certain information included in the 2011 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2011 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Report” and “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Ownership of Securities” and “Executive and Director Compensation” in the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the headings “Related Party Transactions” and “Corporate Governance” in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Principal Accounting Fees and Services” in the 2011 Proxy Statement.

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

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ KEVIN T. PARKER Kevin T. Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/S/ MICHAEL P. CORKERY Michael P. Corkery	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2011

/S/ MICHAEL KRONE Michael Krone	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)	March 16, 2011

/S/ ALOK SINGH Alok Singh	Lead Director	March 11, 2011

/S/ NANCI E. CALDWELL Nanci E. Caldwell	Director	March 13, 2011

/S/ EDWARD R. GRUBB Edward R. Grubb	Director	March 16, 2011

/S/ JOSEPH M. KAMPF Joseph M. Kampf	Director	March 8, 2011

/S/ STEVEN B. KLINSKY Steven B. Klinsky	Director	March 14, 2011

/S/ THOMAS M. MANLEY Thomas M. Manley	Director	March 16, 2011

/S/ ALBERT A. NOTINI Albert A. Notini	Director	March 16, 2011

/S/ JANET R. PERNA Janet R. Perna	Director	March 16, 2011

Item 15 (a) 1—INDEX TO CONSOLIDATED FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deltek, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 15, 2011

DELTEK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,619	$132,636
Accounts receivable, net of allowance of $1,600 and $2,658 at December 31, 2010 and December 31, 2009, respectively	57,915	42,531
Deferred income taxes	4,405	6,014
Prepaid expenses and other current assets	8,799	11,256
Income taxes receivable	2,475	—

TOTAL CURRENT ASSETS	150,213	192,437
PROPERTY AND EQUIPMENT, NET	12,916	11,371
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	265	618
LONG-TERM DEFERRED INCOME TAXES	4,214	6,359
INTANGIBLE ASSETS, NET	69,083	13,748
GOODWILL	150,899	63,910
OTHER ASSETS	4,525	3,165

TOTAL ASSETS	$392,115	$291,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,659	$44,707
Accounts payable and accrued expenses	46,343	26,740
Accrued liability for redemption of stock in recapitalization	—	317
Deferred revenues	87,888	40,176
Income taxes payable	—	992

TOTAL CURRENT LIABILITIES	135,890	112,932
LONG-TERM DEBT	195,897	134,250
OTHER TAX LIABILITIES	2,553	1,871
OTHER LONG-TERM LIABILITIES	6,389	1,875

TOTAL LIABILITIES	340,729	250,928

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 68,794,774 and 66,292,415 shares at December 31, 2010 and December 31, 2009, respectively	69	66
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at December 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	261,837	249,798
Accumulated deficit	(213,431)	(208,509)
Accumulated other comprehensive income (deficit)	2,911	(675)

TOTAL STOCKHOLDERS’ EQUITY	51,386	40,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,115	$291,608

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Software license fees	$64,787	$58,907	$77,398
Subscription and recurring revenues	5,258	—	—
Maintenance and support services	135,350	125,545	115,658
Consulting services and other revenues	74,253	81,369	96,309

Total revenues	279,648	265,821	289,365

COST OF REVENUES:
Cost of software license fees	6,234	5,873	6,563
Cost of subscription and recurring revenues	4,301	—	—
Cost of maintenance and support services	25,594	22,463	21,404
Cost of consulting services and other revenues	66,991	70,550	80,499

Total cost of revenues	103,120	98,886	108,466

GROSS PROFIT	176,528	166,935	180,899

OPERATING EXPENSES:
Research and development	52,591	43,486	45,819
Sales and marketing	62,382	44,784	53,764
General and administrative	50,371	35,494	33,384
Restructuring charge	1,590	3,866	980

Total operating expenses	166,934	127,630	133,947

INCOME FROM OPERATIONS	9,594	39,305	46,952
Interest income	62	46	637
Interest expense	(10,182)	(7,603)	(11,002)
Other (expense) income, net	(9)	43	(474)
Loss on extinguishment of debt	(1,744)	—	—

(LOSS) INCOME BEFORE INCOME TAXES	(2,279)	31,791	36,113
Income tax expense	2,821	10,395	12,594

NET (LOSS) INCOME	(5,100)	21,396	23,519
Net loss attributable to noncontrolling interests	178	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO DELTEK, INC.	$(4,922)	$21,396	$23,519

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO DELTEK, INC.
Basic	$(0.08)	$0.38	$0.51

Diluted	$(0.08)	$0.37	$0.49

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	64,768,467	56,777,552	46,570,596

Diluted weighted average shares	64,768,467	57,596,326	47,729,493

(a)	In accordance with FASB Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that was completed in June 2009. See Note 13, (Loss) Earnings Per Share, for additional information.

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,100)	$21,396	$23,519
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	324	2,267	1,023
Depreciation and amortization	15,515	10,547	10,188
Amortization of debt issuance costs and original issue discount	1,045	962	793
Write down of acquired in process research and development	—	—	290
Loss on extinguishment of debt	1,744	—	—
Impairment of assets	1,933	—	—
Stock-based compensation expense	11,941	8,675	8,480
Employee stock purchase plan expense	273	1,896	282
Restructuring charge, net	537	932	—
(Gain) Loss on disposal of fixed assets	(9)	42	469
Other noncash activity	(124)	—	—
Deferred income taxes	(5,752)	(3,556)	(2,586)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(4,397)	3,273	6,302
Prepaid expenses and other assets	3,474	(4,154)	282
Accounts payable and accrued expenses	3,122	(2,846)	(4,022)
Income taxes payable/receivable	(2,061)	1,939	(1,675)
Excess tax benefit from stock awards	(641)	(80)	(64)
Other tax liabilities	669	868	452
Other long-term liabilities	(715)	(824)	(630)
Deferred revenues	41,261	18,439	(547)

Net Cash Provided by Operating Activities	63,039	59,776	42,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Maconomy A/S, net of cash acquired	(66,303)	—	—
Acquisition of INPUT, Inc., net of cash acquired	(59,374)	—	—
Acquisition of assets of S.I.R.A., Inc., net of cash acquired	(6,109)	—	—
Acquisition of mySBX, net of cash acquired	—	(5,369)	—
Acquisition of assets of Planview, Inc.’s MPM solution, net of cash acquired	—	—	(17,924)
Purchase of property and equipment	(4,925)	(2,368)	(5,687)
Capitalized software development costs	—	(150)	(349)

Net Cash Used in Investing Activities	(136,711)	(7,887)	(23,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with rights offering, net of issuance costs	—	58,228	—
Proceeds from exercise of stock options	1,129	887	277
Excess tax benefit from stock awards	641	80	64
Proceeds from issuance of stock under employee stock purchase plan	791	2,015	712
Shares withheld for minimum tax withholding on vested restricted stock awards	(1,537)	(123)	—
Sale of common stock in initial public offering, net of offering costs	—	—	(275)
Proceeds from issuance of debt, net of original issuance discount	198,000	—	—
Payments for deferred financing costs	(3,077)	(2,336)	—
Repayment of debt	(179,483)	(13,858)	(498)

Net Cash Provided by Financing Activities	16,464	44,893	280

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,191	66	(179)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(56,017)	96,848	18,697
CASH AND CASH EQUIVALENTS—Beginning of period	132,636	35,788	17,091

CASH AND CASH EQUIVALENTS––End of period	$76,619	$132,636	$35,788

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Stock issued for acquisitions	$—	$1,454	$—

Accrued liability for acquisition of business	$5,897	$—	$—

Receivable for future exercises of stock options in acquisition of business	$633	$—	$—

Accrued liability for purchases of property and equipment	$678	$44	$785

Cash paid during the period for:
Interest	$8,806	$6,961	$11,928

Income taxes, net	$10,039	$11,238	$16,341

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

							Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Total Deltek, Inc.’s Stockholders’ (Deficit) Equity	Non controlling Interests

	Preferred Stock		Common Stock		Class A Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	43,046,523	$43	100	$—	$167,527	$(253,424)	$(334)	$(86,188)	$—

Net income	—	—	—	—	—	—	—	23,519	—	23,519	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(863)	(863)	—

Comprehensive income										22,656	—
Issuance of common stock under the employee stock purchase plan	—	—	82,736	—	—	—	712	—	—	712	—
Stock options exercised	—	—	59,311	—	—	—	277	—	—	277	—
Issuance of restricted stock awards, net of forfeitures of 17,350	—	—	285,650	—	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	—	—	—	—	64	—	—	64	—
Tax deficiency from other stock option activity	—	—	—	—	—	—	(93)	—	—	(93)	—
Stock compensation	—	—	—	—	—	—	8,762	—	—	8,762	—

Balance at December 31, 2008	—	$—	43,474,220	$43	100	$—	$177,249	$(229,905)	$(1,197)	$(53,810)	$—

Net income	—	—	—	—	—	—	—	21,396	—	21,396	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	522	522	—

Comprehensive income										21,918	—
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	58,228	—
Stock issued for acquisitions	—	—	247,038	—	—	—	1,454	—	—	1,454	—
Issuance of common stock under the employee stock purchase plan	—	—	635,855	1	—	—	2,014	—	—	2,015	—
Stock options exercised	—	—	245,750	—	—	—	887	—	—	887	—
Issuance of restricted stock awards, net of forfeitures of 73,652	—	—	1,707,848	2	—	—	(2)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	80	—	—	80	—
Tax deficiency from other stock option activity	—	—	—	—	—	—	(541)	—	—	(541)	—
Stock compensation	—	—	—	—	—	—	10,547	—	—	10,547	—
Exchange of liability for restricted stock	—	—	—	—	—	—	25	—	—	25	—
Payment of income tax witheld on vested restricted stock awards	—	—	(18,296)	—	—	—	(123)	—	—	(123)	—

Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	$40,680	$—

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

							Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Total Deltek, Inc.’s Stockholders’ (Deficit) Equity	Non controlling Interests

	Preferred Stock		Common Stock		Class A Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	(4,922)	—	(4,922)	(178)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,586	3,586	118

Comprehensive income	—	—	—	—	—	—	—	—	—	(1,336)	(60)
Issuance of common stock under the employee stock purchase plan	—	—	123,283	—	—	—	791	—	—	791	—
Stock options exercised	—	—	274,851	1	—	—	1,128	—	—	1,129	—
Issuance of restricted stock awards, net of forfeitures of 213,941	—	—	2,316,059	2	—	—	(2)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	641	—	—	641	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(951)	—	—	(951)	—
Stock compensation	—	—	—	—	—	—	12,239	—	—	12,239	—
Purchase of noncontrolling interests in business acquisition	—	—	—	—	—	—	—	—	—	—	3,235
Increase ownership of noncontrolling interests, net of loss	—	—	—	—	—	—	(322)	—	—	(322)	(3,175)
Exchange of liability for restricted stock	—	—	—	—	—	—	52	—	—	52	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(203,834)	—	—	—	(1,537)	—	—	(1,537)	—

Balance at December 31, 2010	—	$—	68,802,774	$69	100	$—	$261,837	$(213,431)	$2,911	$51,386	$—

See accompanying notes to consolidated financial statements.

DELTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise applications software and related services designed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software to help them automate complex business processes around the engagement, execution, and delivery of projects. Deltek’s software applications and solutions enables customers to significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements. The Company is incorporated in Delaware and was founded in 1983.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and its controlled subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

“Consulting services revenue” previously presented for prior periods has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation. The amounts previously presented in “Other revenues” has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation. A similar reclassification was made for prior periods for the related costs and combined in the line item “Cost of consulting services and other revenues” to conform to the current period presentation.

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

Revenue Recognition

The Company’s revenues are generated primarily from four sources: licensing of software products, providing maintenance and support for those products, providing consulting services for those products, and subscriptions and recurring revenues. The Company recognizes revenue in accordance with ASC 985-605,

Software-Revenue Recognition (“ASC 985-605”), and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In some cases where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

Under its standard perpetual software license agreements, the Company recognizes revenue from the license of software upon execution of a signed agreement and delivery of the software provided that the software license fees are fixed and determinable, collection of the resulting receivable is probable, and vendor specific objective evidence (“VSOE”) of fair value exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. If a right of return exists, revenue is recognized upon the expiration of that right. In the event that VSOE does not exist for any undelivered element, the entire arrangement fee is recognized over the longer of the services, subscription, or maintenance period.

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

•

The software license sale is fixed and determinable. We recognize revenue for the license component of multiple element arrangements only when VSOE of fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return, or cancellations rights associated with the delivered elements. Software license sales are generally considered fixed and determinable when payment terms are within 180 days.

•	Collectibility is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectibility standards, revenue is recognized as cash is received.

The Company’s standard software license agreement does not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

Software license fee revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when these channels complete the sale and delivers the software to the end-user.

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

Maintenance and support services include unspecified periodic software upgrades or enhancements, bug fixes and phone support for perpetual software licenses. Initial annual maintenance and support are sold as a consistent percentage of the software price. Customers generally prepay for maintenance, and these prepayments are recorded as deferred revenue and revenue is recognized ratably over the term of the maintenance period.

Deltek’s consulting services consist primarily of implementation services, training, and design services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. Other revenue mainly includes fees collected for the Company’s annual user conference, which is typically held in the second quarter.

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”). Direct costs related to these arrangements are deferred and expensed as the related revenue is recognized.

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

The Company generally sells training services at a fixed rate for each specific training session at a per-attendee price, and revenue is recognized when the customer attends the training. The Company also sells training on a time-and-materials basis. In situations where customers pay for services in advance of the services being rendered, the related prepayment is recorded as deferred revenue and recognized as revenue when the services are performed.

Subscription and recurring revenues include term licenses and memberships. Term licenses offer the customer rights to software bundled with maintenance and support for a fixed period of time, usually twelve months. In some cases implementation services are also included in the initial period fee. Hosting services may also be included in the fee. Under these arrangements revenue is recognized ratably over the contractual period. Memberships provide customers with access to the govWin or INPUT networks for a fixed period of time, usually twelve months. Under these arrangements revenue is recognized ratably over the membership period. Customers generally prepay for these subscription offerings, and these prepayments are recorded as deferred revenue and revenue is recognized over the term of the term license or membership.

For sales arrangements involving multiple elements, where software licenses are sold together with maintenance and support, consulting, training, or subscription offerings, the Company recognizes revenue using the residual method. The residual accounting method is used since VSOE has not been established for software as it is not typically sold on a standalone basis. Using this method, the Company first allocates revenue to the undelivered elements on the basis of VSOE. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue for the delivered elements, which is usually the software component. The Company has established VSOE for standard offerings of maintenance and support and consulting services based on the price charged when these elements are sold on a standalone basis.

For maintenance and support agreements, VSOE is generally based upon historical renewal rates.

For consulting services and training sold as part of a multiple element sales arrangement, VSOE is based upon the prices charged for those services when sold separately. For sales arrangements that require the Company to deliver future specified products or services for which VSOE of fair value is not available, the entire arrangement is deferred until VSOE is available or delivery has occurred. For income statement classification purposes revenue is allocated first to the undelivered element based on VSOE. Any remaining arrangement fee is then allocated to the software license.

In cases where software licenses and other elements are sold in combination with subscription offerings, all revenue is recognized ratably over the longest period of performance for the undelivered elements. For income statement classification purposes revenue is allocated based on VSOE for maintenance, training, and consulting services. For subscription offerings, VSOE has not yet been established, and revenue is therefore allocated to the undelivered subscription offerings based on the contractually stated renewal rates. Under the residual method, any remaining arrangement fee is allocated to the software license.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents primarily include funds held in money market accounts on a short-term basis.

The Company’s investments (in thousands) are as follows:

	Year Ended December 31,
	2010	2009
Cash	$10,036	$—
Money Market Fund Investments	66,583	132,636

Total Cash and Cash Equivalents	$76,619	$132,636

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

Prepaid and Other Current Assets

Prepaid and other current assets primarily consist of prepaid fees for third-party software, prepaid maintenance for internal use software, prepaid costs associated with the Company’s annual user conference, deferred commissions and other assets. Commission expense related to subscription orders is deferred and recognized ratably over the subscription term and is included in “Sales and Marketing” expense in the Company’s consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2010 the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions and with no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base and credit losses have generally been within the Company’s estimates.

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

Foreign Currency Translation and Transactions

The Company’s consolidated financial statements are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. For all operations outside the United States, assets and liabilities are translated in U.S. Dollars at the current rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate that prevailed during the period. The resulting translation adjustments are recorded in “Accumulated Other Comprehensive Income (Deficit),” a separate component of stockholders equity. Foreign currency transactions are denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss) and is recorded in “Other Income (Expense), Net.”

Software Development Costs

Software development costs incurred subsequent to establishing technological feasibility and until general release of the software products are capitalized in accordance with ASC 985-20, Software—Cost of Software to be Sold, Leased or Marketed when the timeframe between technological feasibility and general release are significant. Certain development efforts include the preparation of a detailed program design, which is the basis for establishing technological feasibility. Other efforts do not involve creation of a detailed program design, and therefore technological feasibility is not established until a working model of the software is developed.

Amortization of capitalized development costs begins once the products are available for general release. Amortization is determined on a product-by-product basis using the greater of a ratio of current product revenue to projected current and future product revenue, or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally four years. Software development costs of $150,000, and $349,000 were capitalized for the fiscal years 2009 and 2008, respectively. No costs were capitalized for fiscal year 2010. Amortization of capitalized software for the years ended December 31, 2010, 2009 and 2008 was $353,000, $971,000, and $1.3 million, respectively. All other research and development costs are expensed as incurred.

In addition, the Company capitalizes costs incurred in connection with developing or obtaining internal use software. Costs incurred relating to planning and post-implementation phases of development are expensed as incurred. Capitalized costs are included in “Property and Equipment, net” and were $1.3 million for the year ended December 31, 2010 and $244,000 for the year ended December 31, 2009. The capitalized costs are being amortized on a straight-line basis over an estimated useful life of five years.

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

Goodwill and Other Intangible Assets

The Company allocates the purchase price paid in a purchase business combination to the assets acquired, including intangible assets, and liabilities assumed at estimated fair values considering a number of factors, including relying in part on the use of an independent appraisal.

In estimating the fair value of acquired deferred revenue, the Company considers the direct cost of fulfilling the legal performance obligations associated with the liability, plus a normal profit margin. The Company amortizes its intangible assets using an accelerated or straight-line method which best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset and evaluated on an annual basis to ensure continued appropriateness.

Acquired intangible assets are being amortized over the following periods:

Membership development	10 years
Customer relationships—Maintenance and License	4–10 years
Acquired technology	2–4 years
Acquired project management process	5 years
Trade names	1-2 years–indefinite life
Non-compete agreements	Term of agreement

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill and our other indefinite-lived intangible assets are not amortized, but instead tested for impairment at least annually. Additionally, our other indefinite-lived intangible assets are not being amortized until such time that the useful life is determined to no longer be indefinite in accordance with ASC 350. The Company performs its annual impairment tests as of December 31 of each year. No impairment of goodwill was recorded based upon this test as of December 31, 2010, 2009, or 2008, as the Company determined that the fair value of these assets exceeded their carrying value. The annual test performed on indefinite-lived intangible assets for December 31, 2010 and coinciding with the Company’s rebranding strategy, resulted in an impairment charge of $1.5 million, for the excess of the carrying amount of the asset over its fair value, on trade names acquired from a business acquisition; see Note 6, Goodwill And Other Intangible Assets, for further details. No impairment on indefinite-lived intangible assets was recorded based on this test as of December 31, 2009 and 2008, as the Company determined that the fair value of these assets exceeded their carrying value.

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges on long-lived assets for the years ended December 31, 2010, 2009, and 2008.

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosures about fair value measurements. As of December 31, 2010 and 2009, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, indefinite-lived intangible assets, and long-lived tangible assets including property and equipment. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues, royalty rates and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments at level 3 measurements. At December 31, 2010 certain intangible assets were impaired and written down to their fair value; see Note 6, Goodwill and Other Intangible Assets. At December 31, 2009, the Company did not have any nonfinancial assets measured at fair value on a nonrecurring basis.

Financial instruments are defined as cash, evidence of an ownership interests in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third-party. Cash and cash equivalents, which are primarily cash and funds held in money-market accounts on a short-term basis, are carried at fair market value. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active public market for the debt, the Company has determined that the carrying value of its debt, which includes a debt discount, approximates fair value as a result of the Company’s recent debt refinancing at current market rates (See Note 9, Debt) as well as the fact that the debt contains a variable interest rate component; however, at December 31, 2010 the interest rate was fixed due to the interest rate floor in place under the Company’s credit agreement in conjunction with the prevailing interest rates. The estimated fair value of the Company’s debt at December 31, 2010 and December 31, 2009 was $197.6 million and $179.0 million, respectively. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. As of December 31, 2010 and December 31, 2009, the Company had no derivative financial instruments.

Debt Issuance Costs

Costs incurred in connection with securing the Company’s credit facility and debentures are capitalized and recorded as “Prepaid Expenses and Other Current Assets” and “Other Assets” on the consolidated balance sheets. The debt issuance costs are amortized and reflected in “Interest Expense” over the respective lives of the loans using the effective interest method.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. The fair value for employee stock purchases under the ESPP plan also utilizes the Black-Scholes-Merton option pricing model to determine fair value. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period of the awards.

Rights Offering

In May 2009, the Company issued non-transferable subscription rights to the Company’s stockholders of record to subscribe for 20 million shares of the Company’s common stock on a pro rata basis at a subscription price of $3.00 per share. Stockholders received one right for each share of common stock owned on the record date, April 14, 2009. Based on the number of shares outstanding on the record date, the rights offering entitled each stockholder to purchase 0.4522 shares of common stock at the subscription price. On May 27, 2009, the subscription period expired and the rights offering was fully subscribed by participating stockholders of the Company, resulting in the issuance of 20 million shares of common stock on June 1, 2009. Net proceeds from the offering after deducting fees and offering expenses were $58.2 million. In accordance with the provisions of the credit agreement, the Company used $3.1 million to prepay indebtedness. See Note 9, Debt, for additional details regarding the mandatory prepayment and Note 13, (Loss) Earnings Per Share, for additional details regarding the rights offering.

Recently Adopted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-30-55, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill (“ASC 350-30-55”). ASC 350-30-55 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other. The objective is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-30-55 is effective for fiscal years beginning after December 15, 2008. The guidance in ASC 350-30-55 for useful life estimates is applied prospectively to intangible assets acquired after December 31, 2008. Beginning in 2009, the Company adopted ASC 350-30-55 which was applied in the Company’s acquisitions that occurred in 2009 and prospectively.

In November 2008, the FASB issued ASC 350-30-35, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill (“ASC 350-30-35”). ASC 350-30-35 clarifies the accounting for acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Under ASC 350-30-35, defensive intangible assets will be treated as a separate asset recognized at fair value and assigned a useful life in accordance with ASC 350. ASC 350-30-35 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for Deltek. During 2010 and 2009, the Company did not acquire any defensive intangible assets.

In April 2009, the FASB issued ASC 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends the guidance in ASC 805 regarding pre-acquisition contingencies. The guidance in ASC 805-20 requires the recognition at fair value of an asset or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be reasonably estimated during the measurement period. If the fair value cannot be reasonably estimated, the asset or liability would be recognized in accordance with ASC 450, Contingencies (“ASC 450”), if the criteria in ASC 450 were met at the acquisition date. Previously, ASC 805 required pre-acquisition contingencies to be measured at fair value at the date of acquisition. ASC 805-20 is effective for business combinations occurring after January 1, 2009. Beginning in 2009, the Company adopted ASC 805-20; however, the Company did not acquire any pre-acquisition contingencies in the acquisitions made during 2009 and 2010.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments-Transition (“ASC 825-10-65”), effective for interim periods ending after June 15, 2009. ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. ASC 825-10-65 amends ASC 270, Interim Reporting to require those disclosures in summarized financial information at interim reporting periods. See above, Fair Value Measurements, for the related disclosures. The Company’s adoption of ASC 825-10-65 in the second quarter of 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU 2009-05”), Fair Value Measurement and Disclosure: Measuring Liabilities at Fair Value, which amends ASC 820-10-35. The guidance in ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The ASU specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance such as a present value technique or a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period beginning after issuance, or October 1, 2009. The adoption of ASU 2009-05 did not have an impact on the Company’s financial statements as the Company currently does not have any liabilities measured at fair value.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. In a business combination ASC 805-10-50, Business Combinations, requires disclosure of supplemental pro forma information of the revenue and earnings of the combined entity for a business combination that occurred during the reporting period. ASU 2010-29 clarifies the time period in which the acquisition date occurred for pro forma purposes. Specifically for comparative financial statements, the pro forma revenue and earnings of the combined entity are presented as though the acquisition date for a business combination that occurred during the current reporting period had been at the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010, with early adoption permitted. The Company applied this guidance in the current year in the pro forma disclosures for the acquisitions of Maconomy and INPUT.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial statements.

2. BUSINESS	ACQUISITIONS

INPUT, Inc.

On October 1, 2010, the Company acquired 100% of the ownerships interests in INPUT, Inc. (“INPUT”), which enables companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations. The results of INPUT have been included in the financial statements since the acquisition date.

The aggregate purchase price that the Company paid for INPUT is as follows as of December 31, 2010:

Cash paid	$60,046
Accrual for additional purchase price	889

60,935
Less: cash acquired	(672)

Total purchase price	$60,263

The purchase price accrual represents a working capital balance sheet adjustment upon the closing of the acquisition which is subject to further adjustment upon review of the closing balance sheet for INPUT. In addition, approximately $1.6 million was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$2,746
Deferred income taxes	201
Prepaid expenses and other assets	206
Property and equipment	697
Intangible assets	29,430
Goodwill	45,763
Other assets	107
Accounts payable and accrued expenses	(2,144)
Deferred revenues	(5,186)
Current income taxes payable	(5,330)
Noncurrent other tax liabilities	(5,949)
Other long-term liabilities	(278)

Total purchase price	$60,263

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Technology	$1,760	4 years
Trade names	3,680	Indefinite Lived
Research database	11,940	10 years
Customer relationships	12,050	7 Years

	$29,430

Technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Subscription and Recurring Revenues”. The research database is being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Cost of Subscription and Recurring Revenues”. The customer relationships are being amortized using an accelerated amortization method over seven years and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 8.2 years.

The goodwill is primarily due to the benefits of the Company and INPUT combination. The combination provides multiple benefits for both companies such as expanding the product offerings of the Company. INPUT’s web-based database is a strong complement to the Company’s established government contracting base. The goodwill recorded in this transaction is not deductible for tax purposes.

The results of the INPUT business have been included in the Company’s consolidated financial statements since the date of acquisition. INPUT contributed revenues of $4.5 million and a net loss of $2.4 million, including the effect of purchase accounting adjustments primarily including intangibles amortization and deferred revenue fair value adjustment, for the period from October 1, 2010 to December 31, 2010.

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

The purchase price for Maconomy is $67.6 million as of December 31, 2010, which includes $10.2 million of cash paid for shares purchased prior to the completion of the tender offer that were classified as “available-for-sale securities” at June 30, 2010. As of December 31, 2010, the Company owns 100% of the outstanding shares of Maconomy. In addition, the Company paid approximately $6.5 million in acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The Company recorded noncontrolling interests as of July 9, 2010, of $3.2 million for the 5% of the outstanding shares of Maconomy not purchased by the Company. The amount was determined based on the fair value of the net assets of Maconomy. The Company initiated a mandatory redemption procedure to acquire all remaining shares of Maconomy (approximately 0.5 million shares) for DKK 20.50 per share. In the third quarter of 2010, the Company purchased approximately 3% of the noncontrolling interests for $1.8 million. In the fourth quarter of 2010, the Company acquired the remaining 2% of the noncontrolling interest for $1.6 million. There are no remaining noncontrolling interests as of December 31, 2010.

The following table summarizes the purchase price of Maconomy (in thousands):

Cash paid for common stock as of December 31, 2010	$74,787
Cash paid for common stock issued pursuant to stock options/warrants exercised as of December 31, 2010	2,442
Estimated fair value of common stock to be purchased upon future exercises of stock options/warrants	1,313
Gain on common stock purchased prior to the acquisition	307
Loss on foreign currency	(115)
Additional paid in capital from noncontrolling interests	(242)
Cash acquired	(10,926)

Total purchase price	$67,566

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$7,926
Prepaid expenses and other assets	1,078
Income taxes receivable	232
Property and equipment	924
Long-term deferred income taxes	13,166
Other assets	284
Intangible assets	32,230
Goodwill	33,824
Accounts payable and accrued expenses	(10,065)
Deferred revenues	(1,832)
Other tax liabilities	(9,887)
Other long-term liabilities	(314)

Total purchase price	$67,566

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer Relationships—Maintenance	$15,371	10 years
Technology	9,419	5 years
Trade Names	3,940	Indefinite Lived
Customer Relationships—License	3,399	4 years
In-process research and development	101	—

	$32,230

Technology is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Software License Fees”. The maintenance and license customer relationships are being amortized using an accelerated amortization method over ten years and four years, respectively, and the related amortization expenses are included in “Sales and Marketing” expense. The in-process research and development will be amortized over its useful life to “Cost of Software License Fees” when it has reached technological feasibility. The weighted average useful life of the intangible assets is estimated at 7.6 years.

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

The results of the Maconomy business have been included in the Company’s consolidated financial statements since the date of acquisition. Maconomy contributed revenues of $17.3 million and a net loss of $8.0 million, including the effect of purchase accounting adjustments primarily including intangibles amortization and deferred revenue fair value adjustment, for the period from July 9, 2010 to December 31, 2010, on a consolidated basis with the noncontrolling interests portion of the net loss being $178,000.

Assets of S.I.R.A., Inc.

In March 2010, the Company acquired the budgeting, forecasting and resource planning business of S.I.R.A., Inc (“S.I.R.A”). The results of this business have been included in the consolidated financial statements since the acquisition date.

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

Subsequent to the acquisition, the contingent consideration of $2.8 million was remeasured at fair value through earnings and is valued at $3.0 million as of December 31, 2010. The $0.2 million change in fair value was attributable to the interest accretion on the estimated liability.

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships	$354	10 years
Technology	2,257	4 years

	$2,611

The customer relationships are being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Sales and Marketing” expense. Technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Subscription and Recurring Revenues” expense. The weighted average amortization period for the intangibles is 4.8 years. The goodwill recorded in this transaction is deductible for tax purposes.

mySBX

In December 2009, the Company acquired 100% of the outstanding common stock of mySBX Corporation (“mySBX”), which is now known as GovWin, a Deltek network. GovWin is our online community dedicated to solving common business problems for government contractors by delivering unique and specialized content, offering innovative matching capabilities to establish and manage teaming opportunities, and providing applications to identify, pursue, and win government contracts.The results of operations of mySBX have been included in the consolidated financial statements since the acquisition date.

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

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$18
Intangible assets	791
Goodwill	6,062
Deferred tax assets	903
Accounts payable	(594)
Accrued expenses	(41)
Deferred revenue	(5)
Deferred tax liability	(312)

Total purchase price	$6,822

The components and useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Tradename and trademarks	$25	2 years
Technology	458	4 years
Membership development	136	10 years
Customer relationships	172	10 years

	$791

The customer relationships and member community are being amortized using an accelerated amortization method over ten years and the expense is included in “Sales and Marketing” expense. Tradename and trademarks are being amortized using a straight-line method of amortization over two years and the expense is included in “General and Administrative” expense. Technology is being amortized using an accelerated amortization method over four years and the expense is included in “Cost of Subscription and Recurring Revenues” expense. The weighted average amortization period for the intangibles is 6.3 years. The goodwill recorded in this transaction is not deductible for tax purposes.

Pro forma Financial Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisitions of INPUT and Maconomy had occurred on January 1, 2009 (in thousands). The acquisitions of S.I.R.A and mySBX are not included in the pro forma summary as their financial position and results of operations were not significant to the Company’s consolidated financial position or results of operations. The pro forma financial information gives effect to the Company’s acquisitions of INPUT and Maconomy by the application of the pro forma adjustments to the historical consolidated financial statements of the Company. Such unaudited pro forma financial information is based on the historical financial statements of the Company and the acquired businesses and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to these transactions. Pro forma adjustments were made from January 1, 2009 up to the date of each acquisition with the actual results reflected thereafter in the pro forma financial information.

The unaudited pro forma condensed consolidated financial data does not purport to represent what the Company’s results of operations actually would have been if the acquisition of INPUT and Maconomy had occurred on January 1, 2009, or what such results will be for any future periods. The actual results in the periods following each acquisition date (October 1, 2010 for INPUT and July 9, 2010 for Maconomy), may differ significantly from that reflected in the unaudited pro forma condensed consolidated financial data for a number of reasons including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma condensed consolidated financial data and the actual amounts.

The financial information of Maconomy has been extracted from the historical financial statements of Maconomy, which were prepared in Danish Krone (DKK) and prepared in accordance with International Financial Reporting Standards as adopted by the IASB (“IFRS”), which is a method of accounting different from GAAP. The financial information of INPUT has been extracted from their historical financial statements and were prepared in accordance with GAAP.

Unaudited adjustments have been made to present the Maconomy IFRS information under GAAP and adjusting the results of each acquired business to reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets had been applied from January 1, 2009, as well as additional pro forma adjustments, to give effect to these transactions occurring on January 1, 2009. In addition, there was a pro forma adjustment for the nonrecurring acquisition-related transaction fees of $8.1 million. After application of GAAP adjustments for Maconomy, the DKK amounts were translated to U.S. Dollars using the average exchange rate from January 1, 2010 up to the date of acquisition and the average exchange rate for year ended December 31, 2009 (in thousands):

	Year Ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$322,543	$330,005
Income from operations	9,571	20,899
Net Income	(6,216)	3,066

For purposes of these pro forma financial statements, the common stock rights offering that the Company completed in June 2009 was given effect as if it occurred on January 1, 2009. The Company also assumed pro forma borrowings on the term loans of approximately $43.3 million on January 1, 2009, which were in addition to the historical debt outstanding on such date in order to consummate these acquisitions. On a pro forma basis, the proceeds from the rights offering and the additional borrowings combined with the available cash on January 1, 2009 were used to finance the acquisitions.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Accounts receivable—billed	$56,064	$39,478
Accounts receivable—unbilled	3,451	5,711
Allowance for doubtful accounts and sales allowances	(1,600)	(2,658)

Total	$57,915	$42,531

Activity in the allowance for doubtful accounts for the fiscal years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Allowance for doubtful accounts
Beginning balance	$2,658	$2,195	$2,866
Provision for doubtful accounts–sales allowances	458	1,331	764
Provision for doubtful accounts–credit losses	(134)	936	259
Foreign currency translation adjustments	55	1	27
Charges against allowance	(1,437)	(1,805)	(1,721)

Ending balance	$1,600	$2,658	$2,195

4.	PROPERTY AND EQUIPMENT

The components of “Property and Equipment, Net” consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Furniture and equipment	$5,800	$4,749
Computer equipment	14,989	13,193
Software	10,994	8,797
Leasehold improvements	6,084	4,465

Total	37,867	31,204
Less—accumulated depreciation and amortization	(24,951)	(19,833)

Property and equipment, net	$12,916	$11,371

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 was $5.9 million, $5.1 million, and $4.5 million, respectively.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Prepaid software maintenance and royalties	$2,783	$3,777
Prepaid conferences and events	213	2,356
Prepaid rent	1,241	1,844
Deferred commissions	888	—
Debt issuance costs	586	1,287
Prepaid insurance	911	776
Others	2,177	1,216

Total	$8,799	$11,256

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The value of goodwill is primarily derived from the Company’s acquisitions beginning with the acquisition of certain assets of A/E Management and the acquisition of Semaphore Inc. in 2000 to the acquisition of INPUT in October 2010. The Company amortized goodwill until January 1, 2002. In accordance with ASC 350, the Company discontinued amortization of its goodwill beginning January 1, 2002. Per the guidelines of ASC 350, the Company performed tests for goodwill impairment as of December 31, 2010, 2009, and 2008 and determined that there was no impairment of goodwill as the Company assessed its fair value and determined the fair value exceeded the carrying value.

The following table represents the balance and changes in goodwill for the years ended December 31, 2010 and 2009 (in thousands):

Balance as of January 1, 2009	$57,654
mySBX acquisition	6,062
Foreign currency translation adjustments	194

Balance as of December 31, 2009	$63,910
Acquisition of INPUT	45,763
Acquisition of Maconomy	33,824
Acquisition of S.I.R.A., Inc.’s assets	6,267
Foreign currency translation adjustments	1,135

Balance as of December 31, 2010	$150,899

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships & maintenance	$51,238	$(17,644)	$33,594
Developed software	22,546	(11,016)	11,530
Tradename and non-compete	470	(335)	135
Research database	11,940	(543)	11,397
Foreign currency translation adjustments	1,693	(106)	1,587

Total	$87,887	$(29,644)	$58,243

Unamortized Intangible Assets
Tradename	$10,526	$—	$10,526
In process R&D	101	—	$101
Foreign currency translation adjustments	213	—	$213

Total	$98,727	$(29,644)	$69,083

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$20,064	$(11,896)	$8,168
Developed software	9,110	(8,066)	1,044
Tradename and non-compete	347	(323)	24
Foreign currency translation adjustments	29	(17)	12

Total	$29,550	$(20,302)	$9,248

Unamortized Intangible Assets
Tradename	$4,500	$—	$4,500

Total	$34,050	$(20,302)	$13,748

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenues or operating expenses on the statement of operations based on the revenue stream to which the asset contributes. Amortization expense consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Included in cost of revenues:
Cost of software license fees	$1,788	$853	$1,355
Cost of subscription and recurring revenues	1,628	—	—
Cost of consulting services and other revenues	78	88	78

Total included in cost of revenues	3,494	941	1,433
Included in operating expenses:	5,760	3,539	3,127

Total	$9,254	$4,480	$4,560

As of December 31, 2010, the estimated future amortization expense is summarized in the table below as follows (in thousands):

Years Ending December 31,
2011	$16,143
2012	12,834
2013	9,743
2014	6,943
2015	4,657
Thereafter	7,923

Total	$58,243

We assess the impairment of indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Accordingly, we test our indefinite-lived intangible assets for impairment annually at December 31 or whenever events or changes in circumstances indicate an impairment may have occurred. The impairment test for indefinite-lived intangible assets compares the fair value of an indefinite-lived intangible asset with its carrying amount. If the fair value of the indefinite-lived intangible asset is less than its carrying amount, an impairment is measured as the excess of the carrying amount over the fair market value. As a result of the annual impairment test performed on the Company’s indefinite-lived intangible assets and coinciding with the Company’s rebranding strategy, an impairment loss of $1.5 million was recognized for the year ended December 31, 2010 on tradenames acquired from the acquisition of WST, Inc. (“Welcom”) in 2006 whose carrying amount exceeded fair value. Fair value was determined by the relief from royalty approach which is a variation of the income approach. The intangible asset impairment charge is included in “Sales and Marketing” in the accompanying consolidated statements of operations. Also resulting from the rebranding analysis, the Company determined that one tradename from the Welcom acquisition no longer had an indefinite useful life and therefore the carrying amount of this tradename at December 31, 2010 of approximately $124,000 will be amortized over its useful life of three years beginning on January 1, 2011. There had been no impairment charges on indefinite-lived intangible assets for the years ended December 31, 2009 and 2008.

In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges on long-lived assets for the years ended December 31, 2010, 2009 and 2008.

7.	DEFERRED REVENUES

The Company has deferred revenues related to software license fees, subscription and recurring revenues, maintenance and support services and consulting services and other revenues. Deferred subscription and recurring revenues, deferred maintenance and support services, and deferred consulting services generally result when the Company has received payment for subscriptions, maintenance and support, or services that have not been delivered. The related revenues are deferred and recognized over the subscription period, maintenance and support period, or as the services are delivered. Deferred software license fee revenues generally result when one or more software products included in a multiple-element arrangement have not been delivered or if certain other revenue recognition conditions are not met.

The current portion of deferred revenues consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Deferred software license fees	$1,551	$2,377
Deferred subscription and recurring revenues	11,787	—
Deferred maintenance and support services	72,511	34,855
Deferred consulting services and other revenues	2,039	2,944

Total	$87,888	$40,176

At December 31, 2010, the balance in deferred maintenance and support services increased over the prior year primarily due to a change in the Company’s billing practice for maintenance renewals. During 2010, maintenance renewals were generally billed on an annual basis rather than on a quarterly basis. Additionally, this balance increased from the impact of acquiring deferred maintenance and support services from our acquisition of Maconomy. The primary balance in deferred subscription and recurring revenues at December 31, 2010 is attributable to our acquisition of INPUT representing approximately $10.1 million of the balance.

The Company had $1.7 million of deferred maintenance and support services and $287,000 of deferred subscription and recurring revenues at December 31, 2010 included in “Other Long-Term Liabilities.” At December 31, 2009, “Other Long-Term Liabilities” included $887,000 of deferred maintenance and support services and $0 of deferred software license fees.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Accrued wages and other employee benefits	$20,112	$10,109
Accrued bonuses and commissions	7,708	5,807
Accrued acquisition purchase price and related expenses	3,902	—
Accounts payable	3,719	1,659
Accrued royalty expenses, cost of software license fees	1,168	1,193
Accrued subcontractor expenses, cost of consulting services	1,162	147
Deferred rent, current	540	1,295
Other accrued expenses	8,032	6,530

Total	$46,343	$26,740

9.	DEBT

The following table summarizes the Company’s long-term debt at December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Term loans-New Credit Agreement (less unamortized debt discount of $1.9 million at December 31, 2010, amortized at an effective rate of approximately 5.9%)	$197,556	$—
Term loans-Amended Credit Agreement	—	178,957
Less: Current maturities	1,659	44,707

Long-term debt	$195,897	$134,250

The Company has maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005. In August 2009, the Company amended the Credit Agreement (the “Amended Credit Agreement”). As a result of the amendment, the Company extended the maturity of $129.4 million of term loans (total amount outstanding was $179.6 million) to April 22, 2013. The remaining $50.2 million of the term loans outstanding (the non-extended portion) was set to mature on April 22, 2011. In addition, the expiration of $22.5 million of the Company’s $30.0 million revolving credit facility (no amounts were outstanding) was also extended to April 22, 2013. The remaining $7.5 million of the revolving credit facility expired in April 2010.

On November 3, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) which provides for $230.0 million in borrowings, consisting of secured term loans of $200.0 million in term loans maturing in November 2016 and a secured revolving credit facility of $30.0 million maturing in November 2015. The new revolving credit facility was undrawn at closing. All amounts outstanding under the Amended Credit Agreement of $146.8 million, except for approximately $805,000 in letters of credit that remained outstanding, were prepaid in full out of proceeds from the New Credit Agreement. The remainder of the proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, from the New Credit Agreement will be used for general corporate purposes. The New Credit Agreement included an original issuance debt discount of 1% or $2.0 million which will be amortized over the term of the loan using the effective interest method and was included in the $5.1 million of debt issuance costs noted above.

Under the New Credit Agreement, for both the term loans and the revolving credit facility, the Company will pay an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00%, with a LIBO rate floor of 1.50%. Interest rates under the Amended Credit Agreement for the term loans were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%, depending on the type of borrowing.

The Company will pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. The New Credit Agreement requires the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016. In addition, the New Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the New Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. In the first quarter of 2010, the Company made a mandatory principal prepayment of $26.7 million under the Amended Credit Agreement from the Company’s 2009 annual excess cash flow which was applied pro rata against the outstanding balances of the non-extended and extended term loans.

In accordance with the guidance in ASC 470-50, Debt-modifications and Extinguishments, the New Credit Agreement is accounted for as either a debt modification or an extinguishment of debt based on the analysis of the present value of the change in cash flows for the syndicated debt of the New Credit Agreement. The Company paid approximately $3.1 million of debt issuance costs, of which $2.5 million will be amortized to interest expense over the term of the New Credit Agreement using the effective interest method and $0.6 million was expensed as a loss on extinguishment of debt on the consolidated statements of operations. Of the approximate $1.9 million of previously deferred debt issuance costs as of November 3, 2010, approximately $1.1 million was expensed as a loss on extinguishment of debt and the remaining amount will be amortized over the term of the New Credit Agreement. In 2009, the Company paid $2.3 million of debt issuance costs in connection with the Amended Credit agreement of which $2.1 million was being amortized to interest expense over the term of the modified debt and the previously deferred debt issuance costs of $1.0 million as of August 2009 was being amortized to interest expense over that same period.

The following table summarizes future principal payments on the New Credit Agreement as of December 31, 2010 (in thousands):

Principal Payment
2011	$2,000
2012	2,000
2013	2,000
2014	2,000
2015	2,000
Thereafter	189,500

Total principal payments	199,500
Less: unamortized debt discount	1,944

Net debt	$197,556

The loans require the compliance with certain financial covenants. There are no material modifications to the Amended Credit Agreement’s debt covenants under the New Credit Agreement, except that the fixed charge coverage ratio covenant under the Amended Credit Agreement was replaced by a maximum capital expenditures covenant under the New Credit Agreement. All loans under the New Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets). The New Credit Agreement also requires the Company to comply with non-financial covenants that restrict certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of December 31, 2010.

As of December 31, 2010, the outstanding principal amount of the term loans was $199.5 million, with interest at 5.5%. As of December 31, 2009, the outstanding amount of the term loans was $179.0 million ($128.8 million relating to the extended portion and $50.2 million related to the non-extended portion) with interest at 6.25% for the extended portion of the term loans and 2.5% for the non-extended portion of the term loans. The aggregate annual weighted average interest rates were 5.56% and 3.62% for 2010 and 2009, respectively.

There were no borrowings under the revolving credit facility at December 31, 2010 and December 31, 2009. At December 31, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. The revolving credit facility was utilized to guarantee the letters of credit in an amount totaling $0.8 million. As a result, at December 31, 2010, the available borrowings on the revolving credit facility were $29.2 million.

At December 31, 2010 and December 31, 2009, the current portion of the unamortized debt issuance costs of $586,000 and $1.3 million, respectively, is reflected as “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $2.6 million and $1.5 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets. The debt issuance costs related to the New Credit Agreement of $2.5 million are being amortized and reflected in “Interest Expense” over the term of the agreement, as well as a portion of the previously deferred debt issuance costs that existed at the time of the New Credit Agreement amendment. Prior to the New Credit Agreement, these costs were being amortized over the modified term of the Amended Credit Agreement (including previously deferred debt issuance costs that existed at the time of the amendment in August 2009). The debt issuance costs are accelerated to the extent that any prepayment is made on the term loans. During the years ended December 31, 2010, 2009, and 2008, costs of $1.0 million, $962,000, and $793,000, respectively, were amortized and reflected in “Interest Expense.” The December 31, 2010 amount included $60,000 of accelerated amortization of debt issuance costs as a result of the Company’s prepayments on the term loans from the annual excess cash flow in the first quarter of 2010. The December 31, 2009 amount included $98,000 of accelerated amortization of debt issuance costs as a result of the Company’s prepayments on the term loans from the annual excess cash flow in the first quarter of 2009 and due to the completion of the rights offering in the second quarter of 2009. For fiscal year 2008 there was no accelerated amortization of debt issuance costs.

The original issuance discount of $2.0 million in connection with the New Credit Agreement will be amortized and reflected in “Interest Expense” over the term of the loan using the effective interest method. At December 31, 2010 amortization expense reflected in “Interest Expense” related to the debt discount was approximately $55,000 which is included in the amortization costs noted above.

10.	EMPLOYEE BENEFITS

401(k) Plan—The Company has a 401(k) plan covering all eligible U.S. employees. Employees are eligible to participate on their first day of employment, but are not eligible for the Company contribution until the first month following three full months of employment. Company contributions vest ratably over three years. The Board of Directors approved a discretionary contribution of 4% of eligible compensation for 2009 and 2008 for all U.S. employees. The contribution for 2009 was suspended starting with the second quarter of 2009 and remained suspended until October 1, 2010 at which time the matching contribution for U.S. employees is 50% of the first $5,000 of employee contributions, up to a maximum annual match of $2,500. INPUT employees remained on their legacy 401(k) plan from the date of acquisition and became eligible for the Company’s 401(k) plan beginning January 1, 2011. In addition, the Company sponsors certain defined contribution and benefit pension plans that are offered by our foreign subsidiaries that are not considered material for the years ended December 31, 2010, 2009 and 2008.

The Company’s contribution expense from all plans for 2010, 2009 and 2008 was approximately $1.5 million, $1.1 million, and $3.6 million, respectively.

11.	INCOME TAXES

For financial reporting purposes, (loss) income before income taxes includes the following components:

	Year Ended December 31
	2010	2009	2008
Domestic	$3,949	$29,964	$32,275
Foreign	(6,228)	1,827	3,838

	$(2,279)	$31,791	$36,113

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$7,200	$10,920	$11,690
State	1,208	2,850	2,507
Foreign	165	181	724

Total current	$8,573	$13,951	$14,921

Deferred:
Federal	(4,843)	(3,391)	(2,194)
State	(300)	(468)	(455)
Foreign	(609)	303	322

Total deferred	(5,752)	(3,556)	(2,327)

Provision for income taxes	$2,821	$10,395	$12,594

The reported expense or benefit for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the income before income taxes as follows (in thousands):

	Year Ended December 31,
	2010		2009		2008
Expense at statutory rate	$(798)	35.0%	$11,127	35.0%	$12,639	35.0%
Change resulting from:
Transaction costs	2,038	(89.5)	—	—	—	—
State taxes, net of federal benefit	753	(33.0)	1,212	3.8	1,174	3.3
Deferred revenue	719	(31.5)	—	—	—	—
Software development	689	(30.2)	—	—	—	—
Research and development tax credit	(570)	25.0	(799)	(2.5)	(757)	(2.1)
Domestic production activities deduction	(549)	24.1	(712)	(2.2)	(1,110)	(3.1)
Foreign tax rate differential	531	(23.3)	258	0.8	250	0.7
Foreign tax credit	(301)	13.2	(913)	(2.9)	—	—
Non-deductible items	228	(10.0)	(133)	(0.4)	707	2.0
Other	81	(3.6)	355	1.1	260	0.7
Change in valuation allowance	—	—	—	—	(569)	(1.6)

Total	$2,821	(123.8)%	$10,395	32.7%	$12,594	34.9%

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities for 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Employee compensation and benefits	$12,922	$10,525
Net operating loss carryforwards	11,700	896
Deductible goodwill and purchased intangible assets	2,203	2,208
Foreign tax credit	1,379	916
Deferred revenue	1,143	796
Software development costs	1,069	—
Deferred rent	894	874
Allowances and other accrued liabilities	552	1,391
Basis difference in fixed assets	135	—
Other	17	117

Total deferred tax assets	$32,014	$17,723

Deferred tax liabilities:
Acquired intangibles	$(20,803)	$(2,439)
Prepaids	(556)	(670)
Basis difference in fixed assets	—	(1,382)
Software development costs	—	(850)
Other	(116)	(9)

Total deferred tax liabilities	(21,475)	(5,350)

Net deferred tax asset before allowance	10,539	12,373
Valuation allowance	(1,920)	—

Net deferred tax asset	$8,619	$12,373

U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-U.S. subsidiaries because such earnings are considered to be reinvested indefinitely outside the U.S., and it is not practicable to estimate the amount of tax that may be payable upon distribution.

Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not that some portion or the entire deferred tax asset will not be realized. As the Company believes it is more likely than not to realize all its deferred tax assets, no valuation allowance has been recorded in the current year, however, certain deferred tax assets acquired during the current year were subject to valuation allowances.

As of December 31, 2010, the Company had U.S. Federal net operating loss carryforwards for tax purposes of approximately $5.0 million expiring in year 2019. As of December 31, 2010, the Company had foreign net operating loss carryforwards of approximately $6.7 million that expire at various times beginning in 2011 and some of which carryforward without expiration. Valuation allowances totaling $1.9 million were established at the date of acquisition related to the net operating losses for the Maconomy U.K., Sweden and Germany entities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2010	2009	2008
Balance at January 1	$1,692	$849	$435
Increases for tax positions taken during prior period	—	457	23
Increases for tax positions taken during current period	638	386	391

Balance at December 31	$2,330	$1,692	$849

During the twelve months ended December 31, 2010 the Company established an additional liability under ASC 740-10 of $638,000 which included a $554,000 increase associated with tax credits related to foreign taxes and research and development. The liability also included an $84,000 increase related to certain non deductible expenses. Additionally, the liability increased by $44,000 for interest. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. At December 31, 2010, the Company had recorded a liability under ASC 740-10 of $2,330,000 plus interest and potential penalties of $177,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”. As of December 31, 2010, 2009 and 2008, the Company had $2,330,000, $1,692,000 and $849,000 of unrecognized tax benefits, respectively, which if recognized, would affect income tax expense. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months. Subsequent to the adoption of ASC 805 on January 1, 2009, liabilities settled for lesser amounts will primarily affect income tax expense in the period of reversal.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2006. Currently, the Company is under audit in Virginia and the Philippines for the tax periods ending December 31, 2008, 2007 and 2006.

12.	STOCKHOLDERS’ EQUITY

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

The following table sets forth the computation of basic and diluted net (loss) income per share (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2010	2009	2008
Basic (loss) earnings per share computation:
Net (loss) income (A) attributable to Deltek, Inc.	$(4,922)	$21,396	$23,519

Weighted average common shares—basic (B)	64,768,467	56,777,552	46,570,596

Basic net (loss) income per share attributable to Deltek, Inc. (A/B)	$(0.08)	$0.38	$0.51

Diluted (loss) earnings per share computation:
Net (loss) income (A) attributable to Deltek, Inc.	$(4,922)	$21,396	$23,519

Shares computation:
Weighted average common shares–basic	64,768,467	56,777,552	46,570,596
Effect of dilutive stock options, restricted stock, and ESPP	—	818,774	1,158,897

Weighted average common shares—diluted (C)	64,768,467	57,596,326	47,729,493

Diluted net (loss) income per share attributable to Deltek, Inc. (A/C)	$(0.08)	$0.37	$0.49

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

For the years ended December 31, 2009 and 2008, 5,383,001 and 4,158,873 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the year ended December 31, 2010 all common stock equivalents, or 9,828,425 shares, were excluded in the computation of diluted (loss) earnings per share because their effect would have been anti-dilutive due to the current year net loss. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

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

In April 2007, the Company’s Board of Directors approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. In addition, in August 2010, the Company amended and restated the 2007 Plan to, among other things, increase the numbers of shares reserved and available for issuance under the 2007 Plan by 1,140,000 shares. Shares issued under the plan may be from either authorized but unissued shares or issued shares from equity awards which have been forfeited or withheld by the Company upon vesting for payment of the employee’s tax withholding obligations and returned to the plan as shares available for future issuance.

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

Stock options and restricted stock awards are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire either 4 years or 10 years from the date of the grant. Options generally vest over either a two- or four-year vesting period based upon required service conditions. Certain options granted to the Board of Directors vest over one year. No options have vesting provisions tied to performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method”. At December 31, 2010, there were 760,489 options available for future grant. Under the provisions of the 2005 Plan, each option holder was required to execute a stockholders’ agreement prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. Stockholders who were a party to the stockholders’ agreement are entitled to participate proportionately in an offering of common stock by New Mountain Funds. Stockholders could only sell in conjunction with an offering or sale by New Mountain Funds and not at any other time.

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

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	80.5%	69.5%	58.0%
Risk-free interest rate	1.3%	2.3%	3.1%
Expected life (in years)	3.5	6.2	6.2

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Year Ended December 31,
	2010	2009	2008
Included in cost of revenues:
Cost of software license fees	$10	$—	$—
Cost of subscription and recurring revenues	40	—	—
Cost of maintenance and support services	946	661	47
Cost of consulting services and other revenues	1,300	2,002	1,663

Total included in cost of revenues	2,296	2,663	1,710
Included in operating expenses:
Research and development	2,775	2,339	1,889
Sales and marketing	2,817	2,054	1,777
General and administrative	4,326	3,515	3,386

Total included in operating expenses	9,918	7,908	7,052

Total pre-tax compensation expense	$12,214	$10,571	$8,762

Tax Benefit	4,812	4,165	3,452

Compensation expense, net of tax	$7,402	$6,406	$5,310

Stock Options

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2008 to December 31, 2010:

	Number of Options	Weighted Average Exercise Price	Aggregrate Intrinsic Value (in thousands)
Options outstanding at January 1, 2008	6,327,424	$9.44
Options granted	1,343,315	10.58
Options forfeited	(873,569)	13.17
Options exercised	(59,311)	4.70	$271

Options outstanding at December 31, 2008	6,737,859	9.21
Options granted	159,450	3.93
Options forfeited	(626,374)	11.26
Options exercised	(245,750)	3.61	$376

Options outstanding at December 31, 2009	6,025,185	9.08
Options granted	1,245,000	7.83
Options forfeited	(781,639)	11.94
Options exercised	(274,851)	4.11	$1,043

Options outstanding at December 31, 2010	6,213,695	$8.69	$6,809

The weighted average grant date fair value of all options granted was $4.29, $2.51, and $5.65 for the years ended December 31, 2010, 2009 and 2008, respectively, as determined under the Black-Scholes-Merton valuation model. The total cash received for options exercised was approximately $1.1 million, $887,000 and $277,000 during 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, total recognized tax benefits from the exercise of stock options were $411,000, $148,000 and $107,000, respectively. The intrinsic value for stock options exercised in the above table is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during 2010, 2009 and 2008 were issued from previously authorized common stock.

Stock option compensation expense for the years ended December 31, 2010, 2009 and 2008 was $5.6 million, $6.7 million and $8.2 million, respectively. As of December 31, 2010, compensation cost related to nonvested stock options not yet recognized in the income statement was $5.7 million and expected to be recognized over an average period of 1.56 years. Option grants that vested during the years ended December 31, 2010, 2009 and 2008 had a combined fair value of $5.7 million, $7.9 million, and $7.6 million, respectively.

The following table summarizes stock option vesting activity for the year ended December 31, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested stock options as of December 31, 2009	1,988,055	$6.28
Options granted	1,245,000	4.29
Options forfeited	(332,118)	6.26
Options vested	(907,418)	6.25

Nonvested stock options as of December 31, 2010	1,993,519	$5.06

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of December 31, 2010 (in thousands, except share data):

	Stock Options Exercisable	Stock Options Vested and Expected to Vest
Stock options outstanding	4,220,176	6,051,198
Weighted average exercise price	$8.43	$8.69
Aggregate intrinsic value	$6,463	$6,762
Weighted average remaining contractual life (in years)	5.62	5.62

Restricted Stock

During the year ended December 31, 2010 the company issued 2,522,000 shares of restricted stock. The weighted average aggregate grant date fair value was $20.5 million and is recognized as expense on a straight-line basis over the requisite service period of the awards. Restricted stock awards vest over either a two- or four-year vesting period. The Company’s restricted stock awards are accounted for as equity awards. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the shares are issued and the stock holders are entitled to voting rights. Dividend payments are deferred until the requisite service period has lapsed; additionally, any deferred dividends will be forfeited if the award shares are forfeited by the grantee. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Restricted stock activity for the period from January 1, 2008 to December 31, 2010 is as follows:

	Number of shares	Weighted Average Fair Value	Weighted Average Remaining Vesting Term (in years)
Nonvested shares as of January 1, 2008	—	$—
Granted	303,000	7.11
Forfeited	(17,350)	9.95
Vested	—	—

Nonvested shares as of December 31, 2008	285,650	6.93	3.6
Granted	1,781,500	6.22
Forfeited	(73,652)	5.05
Vested	(69,836)	6.98

Nonvested shares as of December 31, 2009	1,923,662	6.34	3.13
Granted	2,522,000	8.11
Forfeited	(213,941)	6.89
Vested	(616,991)	5.92

Nonvested shares as of December 31, 2010	3,614,730	$7.62	3.19

Shares vested and expected to vest as of December 31, 2010	2,975,371	$7.57

Restricted stock compensation expense for the years ended December 31, 2010, 2009 and 2008 was $6.3 million, $1.9 million, and $263,000, respectively. As of December 31, 2010, there was $18.3 million of unrecorded compensation cost for restricted stock not yet recognized in the income statement. The intrinsic value of the restricted stock awards outstanding at December 31, 2010 is $26.2 million calculated as the market value of the Company’s stock on December 31, 2010.

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. For the years ended December 31, 2010 and 2009, the Company had withheld 203,834 and 18,296 shares, respectively, of common stock at a value of $1.5 million and $123,000, respectively. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

Compensation expense for the ESPP is recognized in accordance with ASC 718. The weighted average assumptions used in the Black- Scholes-Merton option-pricing model were as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted average fair value	$2.28	$3.28	$2.90
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	67.7%	69.1%	55.0%
Risk-free interest rate	0.21%	0.33%	2.20%
Expected life (in years)	0.51	0.21	0.44

ESPP compensation expense for the years ended December 31, 2010, 2009 and 2008 was $273,000, $1.9 million and $282,000, respectively. As of December 31, 2010, there was approximately $46,000 of unrecorded compensation cost for the ESPP not yet recognized in the income statement which is expected to be recognized in the first quarter of 2011. The Company recognized $23,000, $80,000 and $21,000 in tax benefits related to the ESPP for the years ended December 31, 2010, 2009 and 2008, respectively. A total of 123,283 shares, 635,855 shares, and 82,736 shares were issued under the plan in the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 there were 658,126 shares available under the plan.

15.	RELATED PARTY TRANSACTIONS

Pursuant to the 2005 recapitalization agreement, New Mountain Capital, L.L.C. is entitled to receive $500,000 annually as an advisory fee for providing ongoing management, financial and investment banking services to the Company. New Mountain Capital, L.L.C. agreed to waive advisory fees for the third quarter of 2007 and for subsequent periods upon completion of the Company’s initial public offering. The Company therefore did not incur any advisory fees for the years ended December 31, 2010, 2009 and 2008.

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

In connection with the acquisitions of Maconomy in July 2010 and INPUT in October 2010, the Company paid $1.6 million and $1.2 million, respectively, in transaction fees to New Mountain Capital, L.L.C. in the fourth quarter of 2010. In connection with the New Credit Agreement in November 2010, New Mountain Capital L.L.C. agreed to waive any transaction fee payable.

For the year ended December 31, 2009, New Mountain Capital L.L.C. agreed to waive any transaction fee payable in connection with the amendment of the Company’s Credit Agreement in August 2009. New Mountain Capital L.L.C. also waived any transaction fee payable in relation to the common stock rights offering in June 2009. Thus, the Company did not incur any transactions fees for the year ended December 31, 2009. In addition, no transaction fees were incurred during the year ended December 31, 2008.

16.	RESTRUCTURING CHARGE

The following table represents the restructuring liability balance at December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Total Remaining Liability
2009 Plans
Severance and benefits	$462	$(64)	$(398)	$—
Facilities	470	(111)	(322)	37

Total 2009 Plans	$932	$(175)	$(720)	$37

Q1 and Q4 2010 Plan
Severance and benefits	$—	$936	$(936)	$—
Facilities	—	829	(117)	712

Total 2010 Plans	$—	$1,765	$(1,053)	$712

Total
Severance and benefits	$462	$872	$(1,334)	$—
Facilities	470	718	(439)	749

	$932	$1,590	$(1,773)	$749

2010 Restructuring Activity

Severance and benefits

During the first quarter of 2010, the Company implemented a restructuring plan to eliminate certain positions in order to realign the cost structure and to allow for increased investment in several areas. As a result of this restructuring, the Company recorded in the first quarter of 2010 a restructuring charge of $936,000 for severance and benefits costs for the reduction in headcount of approximately 25 employees. The Company did not incur a restructuring charge for severance and benefits for the remainder of the year; however, adjustments were made to previously recorded charges during 2010. As of December 31, 2010, the severance and benefits liability recorded for the 2010 restructuring activity has been fully paid.

Facilities

As part of the Company’s continued effort to manage operating costs, a restructuring charge of $97,000 was recorded in the first quarter of 2010 for the closure of an office location with adjustments made to this amount in the second quarter of 2010. This amount was fully paid in the second quarter of 2010.

In connection with the Company’s acquisition of Maconomy, the Company consolidated duplicate office facilities into one location. The Company ceased using the duplicate facility in October 2010. As a result of these actions, a restructuring charge was recorded for approximately $740,000 in the fourth quarter of 2010 which included an early lease termination charge and a provision to write-down leasehold improvements and furniture and equipment.

As of December 31, 2010, the Company has a remaining facility liability for the 2010 restructuring activity of $712,000 which is expected to be paid over the next three years. This amount is reflected as “Accounts Payable and Accrued Expenses” of $554,000 and “Other Long-Term Liabilities” of $158,000 in the consolidated balance sheet.

2009 Restructuring Activity

The Company implemented discrete restructuring plans in each quarter of 2009. These restructuring plans were to eliminate certain positions to realign the Company’s cost structure, to create a virtual workforce and to allow for increased investment in its key strategic objectives.

Severance and Benefits

During 2009, the restructuring plans included a reduction of headcount of approximately 100 employees. As a result of these plans, the Company recorded a restructuring charge of $3.1 million for severance and severance-related costs in its consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2009, the Company had a remaining severance and benefits liability of $462,000. This amount is reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet at December 31, 2009. As of December 31, 2010, this amount has been fully paid.

Facilities

During 2009, the restructuring plans included the consolidation of one office location and the closure of two office locations. As a result of these plans, the Company recorded a restructuring charge of $737,000 for facilities in its consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2009, the Company has a remaining facility liability of $470,000. This amount is reflected as “Accounts Payable and Accrued Expenses” of $431,000 and “Other Long-Term Liabilities” of $39,000 in the condensed consolidated balance sheet at December 31, 2009.

As of December 31, 2010, the 2009 restructuring activity facilities balance in the table above of $37,000 is expected to be fully paid by the third quarter of 2011.

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

Capital Leases—The Company leases certain office equipment under agreements accounted for as capital leases as well as one of our international subsidiaries financed certain leasehold improvements accounted for as a capital lease. Assets recorded as capital leases in the consolidated balance sheets aggregated $285,000 as of December 31, 2010. Accumulated depreciation of assets under capital lease obligations totaled $203,000 at December 31, 2010. The Company had no capital lease obligations at December 31, 2009.

Office Space Leases—The Company leases office space under operating leases, a number of which contain renewal options, early termination clauses and escalation clauses, expiring at various dates through 2022. The Company’s headquarters are located in Herndon, Virginia and, as of December 31, 2010, consisted of approximately 133,000 square feet of space under leases and subleases expiring in 2011 and 2012. In the fourth quarter of 2010, the Company entered into a new Corporate headquarters lease for approximately 158,000 square feet of office space at a new location in Herndon, Virginia. The lease term of the new lease for accounting purposes is estimated to begin May 2011 and expires in June 2022. Rent expense was approximately $8.2 million, net of sublease income of $117,000, $7.2 million, and $7.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, the future minimum lease payments under operating and capital leases are summarized in the table below as follows (in thousands):

	Operating	Capital
Years Ending December 31,
2011	$9,431	$57
2012	9,419	43
2013	9,442
2014	8,952
2015	8,184
Thereafter	39,222

Total	$84,650	$100

Less: Interest		(7)

Present value of minimum lease payments		$93
Less: Current maturities		(51)

Non current capital lease obligation		$42

Total future minimum lease payments in the table above have not been reduced by $82,000 of sublease rentals to be received in the future under non-cancelable subleases.

In accordance with ASC 840, Leases, the Company recognizes its rent expense on a straight-line basis over the life of the respective lease arrangement regardless of when the payments are due resulting in a deferred rent liability mainly from escalating base rents. At December 31, 2010 and 2009, the long term deferred rent liability was $2.3 million and $1.0 million, respectively.

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

At December 31, 2010 and 2009, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the New Credit Agreement (see Note 9, Debt) by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $805,000 and $877,000 at December 31, 2010 and 2009, respectively. These instruments had not been drawn on by third parties at December 31, 2010 or 2009.

Guarantees—The Company provides limited indemnifications to customers against intellectual property infringement claims made by third parties arising from the use of the Company’s software products. Estimated losses for such indemnifications are evaluated under ASC 450, as interpreted by ASC 460, Guarantees. The Company does not believe that it currently has any material financial exposure with respect to the indemnification provided to customers. However, due to the lack of indemnification claims from customers, the Company cannot estimate the fair value nor determine the total nominal amount of the indemnifications, if any.

The Company has secured copyright registrations for its own software products with the U.S. Patent and Trademark Office and with applicable European trademark offices. The company is provided intellectual property infringement indemnifications from its third-party partners whose technology may be embedded or otherwise bundled with the Company’s software products. Therefore, the Company considers the probability of an unfavorable outcome in an intellectual property infringement case relatively low. The Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications.

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

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software and related solutions and implementations and support services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one segment based upon consolidated revenue and operating costs.

The Company’s products and services are sold primarily in the United States, but also included sales through direct and indirect sales channels outside the United States, primarily in Canada, South Africa, the United Kingdom, Denmark, Sweden, Norway, the Netherlands, France and Australia.

For the year end December 31, 2010, approximately 12% of the Company’s license revenues were generated from sales outside of the United States. Less than 10% of the Company’s license revenues were generated from sales outside of the United States for the years ended December 31, 2009 and 2008.

For the year end December 31, 2010, approximately 11% of the Company’s total revenues were generated from sales outside of the United States. Less than 6% and 5% of the Company’s total revenues were generated from sales outside of the United States for the years ended December 31, 2009 and 2008, respectively.

No country outside of the United States accounted for 10% or more of the Company’s revenue for the years ended December 31, 2010, 2009, and 2008. No single customer accounted for 10% or more of the Company’s revenue for the years ended December 31, 2010, 2009, and 2008

As of December 31, 2010 and 2009, the Company had $71.0 million and $4.0 million, respectively, of long-lived assets held outside of the United States.

19.	SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly supplemental consolidated financial information for 2010 and 2009 are as follows (in thousands, except per share amounts):

	Quarter Ended,
	March 31	June 30	September 30	December 31
2010
Total revenues	$63,804	$64,468	$65,232	$86,144
Gross profit	$42,087	$41,007	$41,727	$51,707
Net income (loss) attributable to Deltek, Inc.	$4,166	$2,910	$(4,067)	$(7,931)
Basic income (loss) per share	$0.06	$0.04	$(0.06)	$(0.12)
Shares used in basic per share computation	64,440	64,674	64,874	65,078
Diluted income (loss) per share	$0.06	$0.04	$(0.06)	$(0.12)
Shares used in diluted per share computation	65,717	66,046	64,874	65,078

2009
Total revenues	$61,993	$69,369	$64,114	$70,345
Gross profit	$37,505	$41,260	$40,681	$47,489
Net income	$2,654	$4,901	$6,607	$7,234
Basic income per share (a)	$0.06	$0.09	$0.10	$0.11
Shares used in basic per share computation (a)	46,672	52,394	63,611	64,144
Diluted income per share (a)	$0.06	$0.09	$0.10	$0.11
Shares used in diluted per share computation (a)	47,290	52,914	64,808	65,411

(a)	In accordance with ASC 260, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that was completed in June 2009.

(b)	No cash dividends have been declared or paid in any period presented.

(c)	The quarters ended September 30, 2010 and December 31, 2010 include the impacts for the acquisitions of Maconomy and INPUT. These accounting impacts primarily include the amortization of acquired intangibles, deferred revenue fair value adjustments and acquisition-related expenses.

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1	Recapitalization Agreement, effective as of December 23, 2004, by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative, as amended March 14, 2005 and April 21, 2005 (incorporated by reference to Exhibits 2.1, 2.2 and 2.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

2.2	Advisory Agreement, dated as of April 22, 2005, between Deltek Systems, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 2.4 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

2.3	Advisory Fee Waiver Letter, dated as of September 26, 2007, between Deltek, Inc. and New Mountain Capital, L.L.C (incorporated by reference to Exhibit 2.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on October 15, 2007)

3.1	Certificate of Incorporation of Deltek, Inc. (incorporated by reference to Exhibit 3.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

3.2	Amended and Restated Bylaws of Deltek, Inc. (incorporated by reference to Exhibit 3.2 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

4.3	Investor Rights Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc., New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P. and the persons listed on the signature pages thereto, as amended August 10, 2007 (incorporated by reference to Exhibit 4.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 4.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

4.4	Management Rights Letters, dated April 22, 2005, between New Mountain Partners II, L.P. and Deltek Systems, Inc. and between Allegheny New Mountain Partners, L.P. and Deltek Systems, Inc. (incorporated by reference to Exhibits 4.4 and 4.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.1	Shareholders’ Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the deLaski Shareholders and the persons listed on the signature pages thereto (and for purposes of Sections 3.3 and 3.4, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) (incorporated by reference to Exhibit 9.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.2	Form of Joinder Agreement to Shareholders’ Agreement (incorporated by reference to Exhibit 9.2 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.3	Form of Director Shareholder’s Agreement (incorporated by reference to Exhibit 9.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.4	Form of 2005 Optionee Shareholder’s Agreement (incorporated by reference to Exhibit 9.4 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

Exhibit Number	Description of Documents
9.5	Joinder Agreement to the Shareholder’s Agreement between Kevin T. Parker and Deltek Systems, Inc., dated December 29, 2005 (incorporated by reference to Exhibit 9.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.6	Amendment No. 1 to Shareholder’s Agreement between Deltek Systems, Inc. and Joseph M. Kampf, dated September 14, 2006 (incorporated by reference to Exhibit 9.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.7	Form of 2007 Optionee Shareholder’s Agreement (incorporated by reference to Exhibit 9.7 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

9.8	Form of Amendment to Director Shareholder’s Agreement (incorporated by reference to Exhibit 9.8 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

9.9	Form of Amendment No. 1 to the Shareholder’s Agreement (incorporated by reference to Exhibit 9.9 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.1	Summary of Employee Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on October 15, 2007)

10.2	Amended and Restated 2007 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 27, 2010)

10.3	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.4	Deltek, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (333-165099) filed on February 26, 2010)

10.5	Employment Agreement between Kevin T. Parker and Deltek Systems, Inc., dated June 16, 2005, as amended April 7, 2007 (incorporated by reference to Exhibit 10.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.68 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.6	Employment Offer Letter between David R. Schwiesow and Deltek Systems, Inc., dated May 8, 2006, as amended May 2, 2007 (incorporated by reference to Exhibit 10.12 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.76 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.7	Employment Offer Letter between Carolyn J. Parent and Deltek Systems, Inc., dated February 8, 2006 (incorporated by reference to Exhibit 10.25 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.8	Employment Offer Letter between Holly C. Kortright and Deltek Systems, Inc., dated September 25, 2006, as amended May 2, 2007 (incorporated by reference to Exhibit 10.29 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.74 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.9	Form of Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.32 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.10	Form of Director Stock Option Agreement (four-year-vesting) issued under the Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.41 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.11	Form of Amendment to Director Stock Option Agreement (incorporated by reference to Exhibit 10.42 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

Exhibit Number	Description of Documents
10.12	Form of Director Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (one-year vesting) (incorporated by reference to Exhibit 10.43 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.13	Form of Stock Option Agreements for Director (four-year vesting) and Employee issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.84 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.14	Form of Director Stock Option Agreement (one-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.15 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.15	Form of Officer Stock Option Agreement issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.16 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.16	Form of Officer Restricted Stock Agreement (four-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.17 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.17	Form of Officer Restricted Stock Agreement (two-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.18 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.18	Non-Competition Agreement, dated as of February 8, 2006, between Carolyn J. Parent and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.44 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.19	Non-Competition Agreement, dated as of April 22, 2005, between Kenneth E. deLaski and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.45 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.20	Non-Competition Agreement, dated as of April 22, 2005, between Donald deLaski and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.46 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.21	Form of Share Price Adjustment Agreement (incorporated by reference to Exhibit 10.51 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.22	Second Amendment and Restatement Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

10.23	Second Amended and Restated Credit Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

10.24	Guarantee and Collateral Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the subsidiaries of Deltek Systems, Inc. signatories thereto and Credit Suisse First Boston, as collateral agent (incorporated by reference to Exhibit 10.59 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

Exhibit Number	Description of Documents
10.25	Supplement No. 1 to Guarantee and Collateral Agreement, dated as of October 3, 2005, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.60 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.26	Supplement No. 2 to Guarantee and Collateral Agreement, dated as of March 17, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse First Boston as collateral agent (incorporated by reference to Exhibit 10.61 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.27	Supplement No. 3 to Guarantee and Collateral Agreement, dated as of July 24, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.62 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.28	Supplement No. 4 to Guarantee and Collateral Agreement, dated as of November 3, 2010, among Deltek, Inc., the subsidiary guarantors signatory thereto and Credit Suisse AG, as collateral agent **

10.29	Subsidiary Trademark Security Agreement, dated as of July 21, 2006 between C/S Solutions, Inc. as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.64 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.30	Subsidiary Trademark Security Agreement, dated as of May 1, 2006 between WST Corporation as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.65 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.31	Subsidiary Trademark Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.66 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.32	Trademark Security Agreement, dated as of November 3, 2010 between Deltek, Inc. and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

10.33	Subsidiary Copyright Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.67 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.34	Copyright Security Agreement, dated as of November 3, 2010 between Deltek, Inc., and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 99.4 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

10.35	Employment Letter Agreement between Richard P. Lowrey and Deltek, Inc., dated May 2, 2007 (incorporated by reference to Exhibit 10.70 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.36	Employment Letter Agreement between Carolyn J. Parent and Deltek, Inc., dated May 2, 2007 (incorporated by reference to Exhibit 10.72 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.37	Employment Offer Letter between Garland T. Hall and Deltek, Inc., dated September 18, 2008 (incorporated by reference to Exhibit 10.91 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 13, 2009)

Exhibit Number	Description of Documents
10.38	Transaction Fee Waiver Letter, dated as of April 24, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 10.93 from the Registrant’s Registration Statement on Form S-3 (333-158388) filed on April 30, 2009)

10.39	Letter Agreement, dated as of April 28, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 10.94 from the Registrant’s Registration Statement on Form S-3 (333-158388) filed on April 30, 2009)

10.40	Employment Letter, dated May 5, 2008 between Deltek, Inc. and Mark Wabschall (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 4, 2009)

10.41	Separation Agreement and Release, dated July 29, 2009 between Deltek, Inc. and Mark Wabschall (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 4, 2009)

10.42	Employment Letter, dated June 27, 2008, between Deltek, Inc. and Michael Krone (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 5, 2009)

10.43	Form of Executive Officer Waiver Agreement to Shareholders’ Agreement entered into among Deltek, Inc., New Mountain Capital and each Executive Officer of Deltek, Inc. (incorporated by reference to Exhibit 10.98 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 7, 2009)

10.44	Waiver Letter Agreement, dated August 6, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 10.99 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 7, 2009)

10.45	Donald deLaski Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.46	Executive Officer Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.47	Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.48	Employment Letter, dated August 10, 2009, between Deltek, Inc. and James Dellamore (incorporated by reference to Exhibit 10.105 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 6, 2009)

10.49	Employment Letter, dated September 30, 2009, between Deltek, Inc. and Deborah Fitzgerald (incorporated by reference to Exhibit 10.106 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 6, 2009)

10.50	Employment Letter, dated December 10, 2009, between Deltek, Inc. and Michael Corkery (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 17, 2009)

10.51	Kevin Parker Waiver Letter Agreement, dated December 15, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

Exhibit Number	Description of Documents
10.52	Directors Waiver Letter Agreement, dated December 15, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

10.53	Amendment dated December 15, 2009, to the Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

10.54	Employment Letter, dated April 27, 2010, between Deltek, Inc. and Namita Dhallan (incorporated by reference to Exhibit 10.53 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 9, 2010)

10.55	Donald deLaski Waiver Letter Agreement, dated May 21, 2010, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on May 27, 2010)

10.56	Employment Letter, dated August 24, 2010, between Deltek, Inc. and Kevin Iaquinto (incorporated by reference to Exhibit 10.55 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 9, 2010)

10.57	Agreement and Plan of Merger dated September 24, 2010 by and among INPUT, Inc., Deltek, Inc. Deltek Holdings, LLC and Peter A. Cunningham, as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on September 30, 2010)

10.58	deLaski Waiver Letter Agreement, dated October 1, 2010, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 7, 2010)

10.59	Services Agreement dated April 29, 2005, between Hugo Dorph and Maconomy A/S **

10.60	Addendem to Services Agreement dated February 24, 2010, between Hugo Dorph and Maconomy A/S **

10.61	Secondment Agreement dated December 17, 2010, between Hugo Dorph and Deltek, Inc. **

10.62	Employment Letter, dated January 17, 2011, between Deltek, Inc. and Catherine Morales **

14.1	Deltek, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

21.1	Subsidiaries of Deltek, Inc. **

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm **

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

** Filed herewith