Form 10-Q
period 2011-03-31
DELTEK, INC
filed 2011-05-10
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of April 30, 2011 was 69,353,870 and 100, respectively.

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (unaudited)	1
Condensed Consolidated Statements of Operations for the Three and Three months ended March 31, 2011 and 2010 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2011 and 2010 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income (Loss) at March 31, 2011 and December 31, 2010 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Removed and Reserved	47
Item 5. Other Information	47
Item 6. Exhibits	47
SIGNATURES	48
EXHIBIT INDEX	49

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,859	$76,619
Accounts receivable, net of allowance of $1,557 and $1,600 at March 31, 2011 and December 31, 2010, respectively	56,404	57,915
Deferred income taxes	2,633	4,405
Prepaid expenses and other current assets	12,113	8,799
Income taxes receivable	2,001	2,475

TOTAL CURRENT ASSETS	143,010	150,213

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $24,964 and $24,951 at March 31, 2011 and December 31, 2010, respectively	12,886	12,916
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET	208	265
LONG-TERM DEFERRED INCOME TAXES	7,647	4,214
INTANGIBLE ASSETS, NET	72,681	69,083
GOODWILL	176,605	150,899
OTHER ASSETS	4,450	4,525

TOTAL ASSETS	$417,487	$392,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,659	$1,659
Accounts payable and accrued expenses	48,694	46,343
Deferred revenues	108,770	87,888

TOTAL CURRENT LIABILITIES	159,123	135,890

LONG-TERM DEBT	195,482	195,897
OTHER TAX LIABILITIES	2,709	2,553
OTHER LONG-TERM LIABILITIES	8,792	6,389

TOTAL LIABILITIES	366,106	340,729

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at March 31, 2011 or December 31, 2010	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 69,391,202 and 68,794,774 shares at March 31, 2011 and December 31, 2010, respectively	69	69
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	264,469	261,837
Accumulated deficit	(219,982)	(213,431)
Accumulated other comprehensive income	6,825	2,911

TOTAL STOCKHOLDERS’ EQUITY	51,381	51,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,487	$392,115

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
REVENUES:
Software license fees	$14,560	$14,004
Subscription and recurring revenues	7,030	—
Maintenance and support services	38,173	32,571
Consulting services and other revenues	20,215	17,229

Total revenues	79,978	63,804

COST OF REVENUES:
Cost of software license fees	1,701	924
Cost of subscription and recurring revenues	3,974	96
Cost of maintenance and support services	6,980	6,114
Cost of consulting services and other revenues	17,722	14,583

Total cost of revenues	30,377	21,717

GROSS PROFIT	49,601	42,087

OPERATING EXPENSES:
Research and development	17,561	11,103
Sales and marketing	22,242	11,041
General and administrative	13,659	9,753
Restructuring charge	3,205	973

Total operating expenses	56,667	32,870

(LOSS) INCOME FROM OPERATIONS	(7,066)	9,217
Interest income	33	12
Interest expense	(2,985)	(2,706)
Other (expense) income, net	(265)	49

(LOSS) INCOME BEFORE INCOME TAXES	(10,283)	6,572
Income tax (benefit) expense	(3,732)	2,406

NET (LOSS) INCOME	$(6,551)	$4,166

(LOSS) EARNINGS PER SHARE
Basic	$(0.10)	$0.06

Diluted	$(0.10)	$0.06

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	65,343	64,440

Diluted weighted average shares	65,343	65,717

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March, 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,551)	$4,166
Adjustments:
Provision for doubtful accounts	314	382
Depreciation and amortization	6,315	2,255
Amortization of debt issuance costs and original issue discount	232	322
Stock-based compensation expense	3,386	2,608
Employee stock purchase plan expense	51	62
Restructuring charge, net	2,254	479
Loss on disposal of fixed assets	12	3
Other noncash activity	74	—
Deferred income taxes	(5,097)	1,627
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	3,413	2,981
Prepaid expenses and other assets	(3,282)	442
Accounts payable and accrued expenses	6	(1,263)
Income taxes receivable/payable	892	(687)
Excess tax benefit from stock awards	(208)	(451)
Other tax liabilities	156	24
Other long-term liabilities	770	(230)
Deferred revenues	17,833	6,949

Net Cash Provided by Operating Activities	20,570	19,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WMG, Inc., net of cash acquired	(25,664)	—
Acquisition of Maconomy A/S	(168)	—
Acquisition of assets of S.I.R.A., Inc., net of cash acquired	—	(6,109)
Purchase of property and equipment	(1,841)	(499)

Net Cash Used in Investing Activities	(27,673)	(6,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	94	391
Excess tax benefit from stock awards	208	451
Proceeds from issuance of stock under employee stock purchase plan	358	413
Shares withheld for minimum tax withholding on vested restricted stock awards	(1,050)	(661)
Repayment of debt	(516)	(27,015)

Net Cash Used in Financing Activities	(906)	(26,421)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,249	(24)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,760)	(13,384)

CASH AND CASH EQUIVALENTS—Beginning of period	76,619	132,636

CASH AND CASH EQUIVALENTS—End of period	$69,859	$119,252

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for purchases of property and equipment	$187	$—

Accrued liability for acquisition of business	$274	$2,818

Cash paid during the period for:
Interest	$2,743	$2,381

Income taxes, net	$129	$1,460

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Deltek, Inc. Shareholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	$40,680	$—

Net income (loss)	—	—	—	—	—	—	—	(4,922)	—	(4,922)	(178)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,586	3,586	118
Unrealized Gain on Available for Sale Securities	—	—	—	—	—	—	—	—		—	—

Comprehensive income (loss)										(1,336)	(60)
Issuance of common stock under the employee stock purchase plan	—	—	123,283	—	—	—	791	—	—	791	—
Stock options exercised	—	—	274,851	1	—	—	1,128	—	—	1,129	—
Issuance of restricted stock awards, net of forfeitures of 213,941	—	—	2,308,059	2	—	—	(2)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	641	—	—	641	—
Tax deficiency from other stock awards	—	—	—	—	—	—	(951)	—	—	(951)	—
Stock compensation	—	—	—	—	—	—	12,239	—	—	12,239	—
Purchase of noncontrolling interest in business acquisition	—	—	—	—	—	—		—	—	—	3,235
Increase ownership of nontrolling interest, net of loss							(322)			(322)	(3,175)
Exchange of liability for restricted stock	—	—	—	—	—	—	52	—	—	52	—
Payment of income tax witheld on vested restricted stock awards	—	—	(203,834)	—	—	—	(1,537)	—	—	(1,537)	—

Balance at December 31, 2010	—	$—	68,794,774	$69	100	$—	$261,837	$(213,431)	$2,911	$51,386	$—

Net income (loss)	—	—	—	—	—	—	—	(6,551)	—	(6,551)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,914	3,914	—

Comprehensive income (loss)										(2,637)
Issuance of common stock under the employee stock purchase plan	—	—	54,596	—	—	—	358	—	—	358	—
Stock options exercised	—	—	26,339	—	—	—	94	—	—	94	—
Issuance of restricted stock awards, net of forfeitures of 200,860	—	—	656,140	1	—	—	(1)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	208	—	—	208	—
Tax deficiency from other stock awards	—	—	—	—	—	—	(416)	—	—	(416)	—
Stock compensation	—	—	—	—	—	—	3,437	—	—	3,437	—
Exchange of liability for restricted stock	—	—	—	—	—	—	2	—	—	2	—
Payment of income tax witheld on vested restricted stock awards	—	—	(140,647)	(1)	—	—	(1,050)	—	—	(1,051)	—

Balance at March 31, 2011	—	$—	69,391,202	$69	100	$—	$264,469	$(219,982)	$6,825	$51,381	$—

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2011

1. ORGANIZATION

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise software and information services and solutions designed and developed specifically for project-focused organizations. Project-focused organizations generate revenue from defined, discrete, customer-specific engagements or activities. Project-focused organizations typically require specialized software or solutions to help them automate their complex business processes around the identification, engagement, execution and delivery of projects. Deltek’s enterprise software and information solutions enable customers to research and identify new opportunities and significantly enhance the visibility they have over all aspects of their operations by providing them increased control over their critical business processes, accurate project-specific financial information, and real-time performance measurements. The Company is incorporated in Delaware and was founded in 1983.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes otherwise required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, the Company’s results of operations and its cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other periods.

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

Revenue Recognition

The Company’s revenues are generated primarily from four sources: licensing of software products, providing maintenance and support for those products, providing consulting services for those products and subscriptions, including access to market intelligence, analysis and business development related services. The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the software and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

Under its perpetual software license agreements, the Company recognizes revenue from the license of software upon execution of a signed agreement and delivery of the software provided that the software license fees are fixed and determinable, collection of the resulting receivable is probable, and vendor specific objective evidence (“VSOE”) of fair value exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. In the event that VSOE does not exist for any undelivered element, the entire arrangement fee is recognized over the longer of the services, subscription, or maintenance period.

If VSOE exists to allow the allocation of a portion of the total fee to undelivered elements of the arrangement, the residual amount in the arrangement allocated to software license fees is recognized as revenue when all of the following are met:

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

The Company’s software license agreements do not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

The Company also sells its software products under term license agreements. Term licenses offer the customer rights to software for a specific fixed period of time, usually twelve months. In some cases implementation services are also included in the initial period fee. Hosting services may also be included in the fee. Customers generally prepay for these term licenses, and these prepayments are recorded as deferred revenue and revenue is recognized over the contractual period of the term license.

Software license fee revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when evidence of a sales arrangement exists between reseller and end-user.

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

The Company’s consulting services consist primarily of implementation services, training, and design services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. Other revenue mainly includes fees collected for the Company’s annual user conference, which is typically held in the second quarter.

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

Subscription revenues, including access to market intelligence analysis and business development services generally provide customers with access to the GovWin or INPUT networks for a fixed period of time, usually twelve months. Customers generally prepay for these subscription offerings, and these prepayments are recorded as deferred revenue and revenue is recognized over the term of the subscription.

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

In cases where perpetual software licenses and other elements are sold in combination with subscription offerings or term licenses, all revenue is recognized ratably over the longest period of performance for the undelivered elements. For income statement classification purposes revenue is allocated based on VSOE for maintenance, training, and consulting services. For subscription offerings, VSOE has not yet been established, and revenue is therefore allocated to the undelivered subscription or term license based on the contractually stated renewal rate. Under the residual method, any remaining arrangement fee is allocated to the perpetual software license.

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosures about fair value measurements. As of March 31, 2011 and December 31, 2010, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, indefinite-lived intangible assets, and long-lived tangible assets including property and equipment. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues, royalty rates and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments at Level 3 measurements. At March 31, 2011 the Company did not have any nonfinancial assets measured at fair value on a nonrecurring basis.

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third-party. Cash and cash equivalents, which are primarily cash and funds held in money-market accounts on a short-term basis, are carried at fair market value. At March 31, 2011, the Company’s cash equivalents were invested in a money market fund that invests exclusively in AAA-rated (i) bills, notes and bonds issued by the U.S. Treasury, (ii) U.S. Government repurchase agreements fully collateralized by U.S. Treasury obligations, and (iii) U.S. Government guaranteed securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions, and there are no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at March 31, 2011 consisted of $38.0 million in money market investments and $31.8 million in cash. The Company’s cash and cash equivalents at December 31, 2010 consisted of $66.6 million in money market investments and $10.0 million in cash.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active public market for the debt, the Company has determined that the carrying value of its debt, which includes a debt discount, approximates fair value as a result of the Company’s recent debt refinancing at current market rates (See Note 6,

Debt) as well as the fact that the debt contains a variable interest rate component; however, at March 31, 2011, the interest rate was fixed due to the interest rate floor in place under the Company’s credit agreement in conjunction with the prevailing interest rates. The estimated fair value of the Company’s debt at March 31, 2011 and December 31, 2010 was $197.1 million and $197.6 million, respectively.

The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. As of March 31, 2011 and December 31, 2010, the Company had no derivative financial instruments.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that became effective for the Company beginning January 1, 2011, with earlier adoption permitted. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

3. ACQUISITIONS

The Washington Management Group, Inc.

On March 31, 2011, the Company acquired 100% of the outstanding stock of The Washington Management Group, Inc. (“WMG”), including its FedSources (“FSI”) and FedSources Consulting (“FSI Consulting”) businesses. WMG offers GSA schedule consulting, and FSI and FSI Consulting provide information solutions designed market intelligence to help identify, qualify and win government business.

The aggregate purchase price that the Company paid for WMG is as follows:

Amounts (in thousands)
Cash paid	$26,000
Contingent Consideration	600
Accrual for reduction of purchase price	(137)

26,463
Less: Cash aquired	(336)

Total purchase price	$26,127

The contingent consideration of $0.6 million represents the fair value of the potential earn out payment of $5.0 million based on a revenue realization at the end of a five-year period. The purchase price accrual represents a working capital balance sheet adjustment upon the closing of the acquisition which is subject to further adjustment upon review of the closing balance sheet for WMG. In addition, approximately $0.2 million was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The purchase price allocations for WMG were based upon preliminary calculations and valuations and our estimates and assumptions which are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those preliminary purchase price allocations that are not yet finalized relate to identifiable intangible assets, deferred revenue and residual goodwill. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$1,330
Deferred tax asset	185
Prepaid expenses and other assets	85
Property and equipment	431
Intangible assets	6,290
Goodwill	21,625
Accounts payable and accrued expenses	(562)
Deferred revenues	(2,913)
Current income taxes payable	(39)
Noncurrent deferred tax liability	(218)
Other long-term liabilities	(87)

Total purchase price	$26,127

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Technology	$690	1 year
Trade names	960	5 - 10 years
Research database	1,400	5 years
Customer relationships	3,240	10 years

Total intangible assets	$6,290

Technology is being amortized using an accelerated amortization method over one year and the related amortization expense is included in “Cost of Subscription and Recurring Revenues”. The research database is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Subscription and Recurring Revenues”. The trade names and customer relationships are being amortized using an accelerated amortization method over five to ten years and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.7 years.

The goodwill associated with the transaction is primarily due to the benefits to the Company and WMG resulting from the combination. The goodwill and identified intangibles recorded in this transaction is deductible for tax purposes.

Our Consolidated Statements of Operations do not include any impact from the acquisition of WMG as the transaction was completed on March 31, 2011.

INPUT, Inc.

On October 1, 2010, the Company acquired 100% of the ownership interests in INPUT, Inc. (“INPUT”), which enables companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations. The results of INPUT have been included in the financial statements since the acquisition date.

The aggregate purchase price that the Company paid for INPUT is as follows:

Cash paid	$60,046
Accrual for additional purchase price	700

60,746
Less: cash acquired	(672)

Total purchase price	$60,074

The purchase price accrual represents a working capital balance sheet adjustment upon the closing of the acquisition which is subject to further adjustment upon review of the closing balance sheet for INPUT. In addition, approximately $1.7 million was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$2,746
Deferred tax asset	201
Prepaid expenses and other assets	206
Property and equipment	697
Intangible assets	29,430
Goodwill	48,437
Other assets	107
Accounts payable and accrued expenses	(2,123)
Deferred revenues	(5,186)
Deferred income taxes	(8,214)
Non-current deferred tax liabilities	(5,949)
Other long-term liabilities	(278)

Total purchase price	$60,074

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Technology	$1,760	4 years
Trade names	3,680	Indefinite Lived
Research database	11,940	10 years
Customer relationships	12,050	7 years

Total intangible assets	$29,430

Technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Subscription and Recurring Revenues”. The research database is being amortized using an accelerated amortization method over 10 years and the related amortization expense is included in “Cost of Subscription and Recurring Revenues”. The customer relationships are being amortized using an accelerated amortization method over seven years and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 8.2 years.

The goodwill is primarily due to the benefits to the Company and INPUT resulting from the combination. The combination provides multiple benefits for both companies such as expanding the product offerings of the Company. INPUT’s web-based database is a strong complement to the Company’s established government contracting base. The goodwill recorded in this transaction is not deductible for tax purposes.

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

The purchase price for Maconomy is $67.6 million as of December 31, 2010, which includes $10.2 million of cash paid for shares purchased prior to the completion of the tender offer that were classified as “available-for-sale securities” at June 30, 2010. As of December 31, 2010, the Company owns 100% of the outstanding shares of Maconomy. In addition, the Company paid approximately $6.9 million in acquisition-related costs and integration costs which are primarily included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The Company recorded noncontrolling interests as of July 9, 2010, of $3.2 million for the 5% of the outstanding shares of Maconomy not purchased by the Company. The amount was determined based on the fair value of the net assets of Maconomy. The Company initiated a mandatory redemption procedure to acquire all remaining shares of Maconomy (approximately 0.5 million shares) for DKK 20.50 per share. In the third quarter of 2010, the Company purchased approximately 3% of the noncontrolling interests for $1.8 million. In the fourth quarter of 2010, the Company acquired the remaining outstanding 2% of the noncontrolling interest for $1.6 million. There are no remaining noncontrolling interests as of December 31, 2010. In February 2011, the Company acquired approximately 75,000 shares of Maconomy upon the exercise of employee warrants that became exercisable at that time.

The following table summarizes the purchase price of Maconomy (in thousands):

Cash paid for common stock	$74,787
Cash paid for common stock issued pursuant to stock options/warrants exercised	2,610
Estimated fair value of common stock to be purchased upon future exercises of stock options/warrants	1,171
Gain on common stock purchased prior to the acquisition	307
Loss on foreign currency	(141)
Additional paid in capital from noncontrolling interests	(242)
Cash acquired	(10,926)

Total purchase price	$67,566

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$7,926
Prepaid expenses and other assets	1,078
Income taxes receivable	232
Property and equipment	924
Long-term deferred income taxes	13,166
Other assets	284
Intangible assets	32,230
Goodwill	33,824
Accounts payable and accrued expenses	(10,065)
Deferred revenues	(1,832)
Other tax liabilities	(9,887)
Other long-term liabilities	(314)

Total purchase price	$67,566

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships — maintenance	$15,371	10 years
Technology	9,419	5 years
Trade names	3,940	Indefinite Lived
Customer relationships — license	3,399	4 years
In-process research and development	101	—

Total intangible assets	$32,230

Technology is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Software License Fees”. The maintenance and license customer relationships are being amortized using an accelerated amortization method over 10 years and four years, respectively, and the related amortization expenses are included in “Sales and Marketing” expense. The in-process research and development will be amortized over its useful life to “Cost of Software License Fees” when it has reached technological feasibility. The weighted average useful life of the intangible assets is estimated at 7.6 years.

The goodwill is primarily due to the benefits to the Company and Maconomy resulting from the combination. The combination provides multiple benefits for both companies such as expanding the Company’s geographic reach. Maconomy’s large presence in Europe is an ideal complement to the Company’s strong position in the U.S. market. Maconomy’s professional services markets are a strong complement to the Company’s established project focused vertical markets. The goodwill recorded in this transaction is not deductible for tax purposes.

The results of the Maconomy business have been included in the Company’s consolidated financial statements since the date of acquisition.

Assets of S.I.R.A., Inc.

In March 2010, the Company acquired the budgeting, forecasting and resource planning business of S.I.R.A., Inc.

The aggregate purchase price was $8.9 million, including a cash payment of $6.1 million and contingent consideration of $2.8 million to be paid over a three-year period based on license sales. Subsequent to the acquisition, the contingent consideration of $2.8 million was remeasured at fair value through earnings and is valued at $3.1 million as of March 31, 2011. In April 2011, the Company paid $1.0 million for the first year’s contingent consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$118
Property and Equipment	8
Intangible assets	2,611
Goodwill	6,267
Accounts payable and accrued expenses	(18)
Deferred revenue	(58)

Total purchase price	$8,928

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships	$354	10 years
Technology	2,257	4 years

Total intangible assets	$2,611

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

Pro forma Financial Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisitions of INPUT and Maconomy had occurred on January 1, 2009 (in thousands). The acquisitions of WMG and S.I.R.A are not included in the pro forma summary as their financial position and results of operations were not significant to the Company’s consolidated financial position or results of operations. The pro forma financial information gives effect to the Company’s acquisitions of INPUT and Maconomy by the application of the pro forma adjustments to the historical consolidated financial statements of the Company. Such unaudited pro forma financial information is based on the historical financial statements of the Company and the acquired businesses and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to these transactions. Pro forma adjustments were made from January 1, 2009 up to the date of each acquisition with the actual results reflected thereafter in the pro forma financial information.

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

Unaudited adjustments have been made to present the Maconomy IFRS information under GAAP and adjusting the results of each acquired business to reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets had been applied from January 1, 2009, as well as additional pro forma adjustments, to give effect to these transactions occurring on January 1, 2009. After application of GAAP adjustments for Maconomy, the DKK amounts were translated to U.S. Dollars using the average exchange rate from January 1, 2010 up to the date of acquisition (in thousands):

Three Months Ended March 31, 2010
(unaudited)
Revenue	$80,982
Income from operations	5,364
Net income	25

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

The following table sets forth the computation of basic and diluted net (loss) income per share (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Basic (loss) earnings per share computation:
Net (loss) income (A)	$(6,551)	$4,166

Weighted average common shares–basic (B)	65,342,506	64,440,373

Basic net (loss) income per share (A/B)	$(0.10)	$0.06

Diluted (loss) earnings per share computation:
Net (loss) income (A)	$(6,551)	$4,166

Shares computation:
Weighted average common shares–basic	65,342,506	64,440,373
Effect of dilutive stock options, restricted stock, and ESPP	—	1,277,052

Weighted average common shares–diluted (C)	65,342,506	65,717,425

Diluted net (loss) income per share (A/C)	$(0.10)	$0.06

For the three months ended March 31, 2011 all common stock equivalents, or 10,185,859 shares, were excluded in the computation of diluted (loss) income per share because their effect would have been anti-dilutive due to the current year net loss. For the three months ended March 31, 2010, 4,658,209 shares of common stock, were outstanding but not included in the computation of diluted (loss) income per share because their effect would have been anti-dilutive. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the three months ended March 31, 2011 (in thousands):

Balance as of January 1, 2011	$150,899
INPUT adjustment to goodwill	2,674
WMG acquisition	21,625
Foreign currency translation adjustments	1,407

Balance as of March 31, 2011	$176,605

The additional goodwill adjustment associated with the INPUT acquisition was due to recording a deferred tax liability in connection with the difference between the financial statement and tax basis of purchased deferred revenue.

The Company performed an annual impairment test for goodwill as of December 31, 2010 and determined that there was no impairment of goodwill, as the Company’s fair value was assessed and it was determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the three months ended March 31, 2011 that indicate that there has been an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships & maintenance	$55,665	$(20,187)	$35,478
Developed software	23,741	(12,395)	11,346
Tradename and non-compete	1,431	(354)	1,077
Research database	13,340	(1,085)	12,255
Foreign currency translation adjustments	1,637	(217)	1,420

Total	$95,814	$(34,238)	$61,576

Unamortized Intangible Assets

Tradename	$10,733	$—	$10,733
In process research & development	107	—	107
Foreign currency translation adjustments	265	—	265

Total	$106,919	$(34,238)	$72,681

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships & maintenance	$51,238	$(17,644)	$33,594
Developed software	22,546	(11,016)	11,530
Tradename and non-compete	470	(335)	135
Research database	11,940	(543)	11,397
Foreign currency translation adjustments	1,693	(106)	1,587

Total	$87,887	$(29,644)	$58,243
Unamortized Intangible Assets

Tradename	$10,526	$—	$10,526
In process research & development	101	—	101
Foreign currency translation adjustments	213	—	213

Total	$98,727	$(29,644)	$69,083

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Included in cost of revenue:
Cost of software license fees	$906	$110
Cost of subscription and recurring revenues	965	—
Cost of consulting services and other revenues	20	65

Total included in cost of revenue	1,891	175
Included in operating expenses:	2,486	729

Total	$4,377	$904

The following table summarizes the estimated future amortization expense for the remaining nine months of 2011 and years thereafter (in thousands):

Years Ending December 31,
2011 (remaining)	$13,612
2012	14,451
2013	10,935
2014	7,882
2015	5,351
Thereafter	9,345

Total	$61,576

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three months ended March 31, 2011 or 2010.

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

On November 3, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) which provided for $230.0 million in borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a secured revolving credit facility of $30.0 million maturing in November 2015. The new revolving credit facility was undrawn at closing. All amounts outstanding under the Amended Credit Agreement of $146.8 million, except for approximately $805,000 in letters of credit that remained outstanding, were prepaid in full out of proceeds from the New Credit Agreement. The remainder of the proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, from the New Credit Agreement will be used for general corporate purposes. The New Credit Agreement included an original issuance debt discount of 1% or $2.0 million which will be amortized over the term of the loan using the effective interest method and was included in the $5.1 million of debt issuance costs noted above.

Under the New Credit Agreement, for both the term loans and the revolving credit facility, the Company will pay an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00%, with a LIBO rate floor of 1.50%. Depending on the type of borrowing, interest rates under the Amended Credit Agreement for the term loans were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%.

The Company pays a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. The New Credit Agreement requires the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016. In addition, the New Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the New Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. In the first quarter of 2011, there was no mandatory principal prepayment under the New Credit Agreement.

As of March 31, 2011 and December 31, 2010, the outstanding principal amount of the term loans was $199.0 million and $199.5 million, respectively, with interest at 5.5%. There were no borrowings under the revolving credit facility at March 31, 2011 and December 31, 2010.

At March 31, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility and totaled $0.8 million at March 31, 2011. As a result, the available borrowings on the revolving credit facility were $29.2 million at March 31, 2011.

The following table summarizes future principal payments on the New Credit Agreement as of March 31, 2011 (in thousands);

Principal Payment
2011 (remaining)	$1,500
2012	2,000
2013	2,000
2014	2,000
2015	2,000
Thereafter	189,500

Total principal payments	199,000
Less: unamortized debt discount	1,859

Net debt	$197,141

The loans require compliance with certain financial covenants. There were no material modifications to the Amended Credit Agreement’s debt covenants under the New Credit Agreement, except that the fixed charge coverage ratio covenant under the Amended Credit Agreement was replaced by a maximum capital expenditures covenant under the New Credit Agreement. All loans under the New Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets). The New Credit Agreement also requires the Company to comply with non-financial covenants that restrict or limit certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of March 31, 2011.

In April 2011, the Company made a voluntary prepayment of $15.0 million on the New Credit Agreement. The prepayment was applied first against the scheduled debt payments through March 2012, and second, ratably against the next scheduled debt payments in the amortization schedule.

The following table summarizes future principal payments on the New Credit Agreement after the voluntary prepayment was made (in thousands):

Principal Payment
2011 (remaining)	$—
2012	1,401
2013	1,868
2014	1,868
2015	1,868
Thereafter	176,995

Total principal payments	$184,000

7. INCOME TAXES

In accordance with ASC 740, Income Taxes (“ASC 740”), the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 36.3% and 36.6%, respectively.

During the three months ended March 31, 2011, the Company established an additional liability under ASC 740-10, Income Taxes —Overall (“ASC 740-10”), of $157,000, associated with certain deductible expenses and tax credits. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of March 31, 2011, the Company had a liability for unrecognized tax benefits of $2.7 million, which included accrued interest and potential penalties of $189,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

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

In April 2007, the Company’s Board of Directors and shareholders approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. In addition, in August 2010, the Company’s board of directors and shareholders approved the amendment and restatement of the 2007 Plan to, among other things, increase the number of shares reserved and available for issuance under the 2007 Plan by 1,140,000 shares. Grants issued under the 2007 Plan may be from either authorized but unissued shares or issued shares from equity awards which have been forfeited or withheld by the Company upon vesting for payment of the employee’s tax withholding obligations and returned to the plan as shares available for future issuance.

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP shares included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2011	2010
Included in cost of revenue:
Cost of consulting services and other revenues	$439	$165
Cost of maintenance and support services	272	210
Cost of subscription and recurring revenues	47	—
Cost of software license fees	4	—

Total included in cost of revenue	762	375
Included in operating expenses:
Research and development	728	567
Sales and marketing	806	681
General and administrative	1,141	1,047
Restructuring charge	313

Total included in operating expenses	2,988	2,295

Total	$3,750	$2,670

Stock Options

During the three months ended March 31, 2011, options to purchase 310,000 shares of common stock were granted, with a weighted average grant date fair value of $4.50 as determined under the Black-Scholes-Merton valuation model. During the three months ended March 31, 2011, options were exercised at an aggregate intrinsic value of $111,000. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility	65.8%	69.6%
Risk-free interest rate	2.4%	3.0%
Expected life (in years)	6.1	6.2

Stock option compensation expense for the three months ended March 31, 2011 and 2010 was $1.4 million and $1.3 million, respectively. As of March 31, 2011, compensation cost related to unvested stock options not yet recognized in the income statement was $5.4 million and is expected to be recognized over an average period of 1.8 years.

Restricted Stock

During the three months ended March 31, 2011, the Company issued 857,000 shares of restricted stock at a weighted average grant date fair value of $7.30. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the shares are issued and the stockholders are entitled to voting rights. Dividend payments are deferred until the requisite service period has lapsed; additionally, any deferred dividends will be forfeited if the award shares are forfeited by the grantee. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share. The Company’s credit agreement and shareholder’s agreement with New Mountain Capital restricts the payment of dividends.

Restricted stock compensation expense for the three months ended March 31, 2011 and 2010 was $2.3 million and $1.3 million, respectively. As of March 31, 2011, compensation cost related to unvested shares not yet recognized in the income statement was $20.5 million and is expected to be recognized over an average period of 3.15 years.

Upon each vesting of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the three months ended March 31, 2011, the Company withheld 140,647 shares of common stock at a value of approximately $1.0 million. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

ESPP compensation expense for the three months ended March 31, 2011 and 2010 was $51,000 and $62,000, respectively. During the three months ended March 31, 2011, a total of 54,596 shares were issued under the ESPP and, as of March 31, 2011, there were 603,530 shares available under the ESPP.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C. is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the three months ended March 31, 2011 or 2010. In connection with the Company’s acquisition of WMG, New Mountain Capital, L.L.C. has agreed to waive any transaction fee payable for this transaction.

10. RESTRUCTURING CHARGE

The following table represents the restructuring liability balance at March 31, 2011 (in thousands):

	Three Months Ended March 31, 2011
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Total Remaining Liability
2009 and 2010 Plans
Severance and benefits	$—	$—	$—	$—
Facilities	749	(4)	(284)	461

Total 2009 and 2010 Plans	$749	$(4)	$(284)	$461

Q1 2011 Plan
Severance and benefits	$—	$3,209	$(955)	$2,254
Facilities	—	—	—	—

Total Q1 2011 Plan	$—	$3,209	$(955)	$2,254

Total
Severance and benefits	$—	3,209	$(955)	$2,254
Facilities	749	(4)	(284)	461

	$749	$3,205	$(1,239)	$2,715

2011 Restructuring Activity

During the first quarter of 2011, the Company initiated a plan to restructure certain of its operations to realign the cost structure and resources and to take advantage of operational efficiencies following the recent acquisitions. The total estimated restructuring costs associated with the plan are estimated to range from $7.5 million to $8.5 million consisting primarily of employee severance expenses and facilities obligations. The restructuring costs will be recorded to the restructuring expenses. As a result of this restructuring, the Company recorded a restructuring charge in the first quarter of 2011of $3.2 million for severance and benefits costs for the reduction in headcount of approximately 60 employees. As of March 31, 2011, the Company has a remaining severance and benefits liability of $2.3 million, which is expected to be fully paid in the first quarter of 2012. This amount is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet. We expect to incur the majority of the approximately $4.8 million remaining estimated expenses pursuant to this restructuring plan through the remaining part of 2011. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations.

2009 and 2010 Restructuring Activities

Severance and benefits

During the first quarter of 2010, the Company implemented a restructuring plan to eliminate certain positions in order to realign the cost structure and to allow for increased investment in other areas. As a result of this restructuring, the Company recorded a restructuring charge in the first quarter of 2010 of $936,000 for severance and benefits costs for the reduction in headcount of approximately 25 employees. The Company did not incur a restructuring charge for severance and benefits for the remainder of the year; however, adjustments were made to previously recorded charges during 2010. As of December 31, 2010, the severance and benefits liability recorded for the 2010 restructuring activity has been fully paid.

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

As of March 31, 2011, the Company has a remaining facility liability for the 2009 and 2010 restructuring activity of $23,000 and $438,000, respectively, which is expected to be paid over the next two years. This amount is reflected as “Accounts Payable and Accrued Expenses” of $305,000 and “Other Long-Term Liabilities” of $156,000 in the consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At March 31, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the New Credit Agreement by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $805,000 at March 31, 2011 and December 31, 2010. These instruments had not been drawn on by third parties at March 31, 2011 or December 31, 2010.

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

The Company has secured copyright registrations for its own software products with the U.S. Patent and Trademark Office and with applicable European trademark offices. The Company is provided intellectual property infringement indemnification from its third-party partners whose technology may be embedded or otherwise bundled with the Company’s software products. Therefore, the Company considers the probability of an unfavorable outcome in an intellectual property infringement case relatively low. The Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications.

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

For the three months ended March 31, 2011 and 2010, approximately 33% and 9%, respectively, of the Company’s license revenues were generated from sales outside of the United States. For the three months ended March 31, 2011 and 2010, approximately 21% and 8%, respectively, of the Company’s total revenues were generated from sales outside of the United States.

No country outside of the United States accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2011 and 2010. No single customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the Company had $71.6 million and $71.0 million, respectively, of long-lived assets held outside of the United States.

13. SUBSEQUENT EVENTS

In April 2011, the Company made a voluntary prepayment of $15.0 million on the New Credit Agreement. The prepayment was applied first against the scheduled debt payments through March 2012, and second, ratably against the remaining scheduled debt payments in the amortization schedule.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with, and provides period to period comparisons based on, our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q. In addition, our actual results reported in this Quarterly Report on Form 10-Q may differ immaterially from our unaudited results which we may have publicly disclosed prior to this report.

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

Company Overview

We are a leading provider of enterprise software and information solutions designed and developed specifically for project-focused organizations, including professional services firms, government contractors and government agencies. More than 14,000 organizations and 1.8 million users in approximately 80 countries around the world rely on Deltek solutions to research and identify opportunities, win new business, optimize resources, streamline operations, and deliver profitable projects. Using Deltek solutions, our customers know more and do more.

In July 2010, we acquired Maconomy A/S (“Maconomy”), an international provider of software solutions to professional services firms. In January 2011, Maconomy was renamed Deltek Danmark A/S.

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

In March 2011, we acquired The Washington Management Group, Inc. (“WMG”), and its FedSources (“FSI”) and FedSources Consulting (“FSI Consulting”) businesses. WMG offers comprehensive GSA schedule consulting, and FSI and FSI Consulting provide the market intelligence necessary to identify, qualify, and win government business.

Our revenue is generated from sales of software licenses and related software maintenance and support, information solutions, professional services to assist customers with the implementation of our products, as well as education and training. Our continued growth depends, in part, on our ability to generate revenue from new customers and to continue to expand our presence by selling new products and solutions within our existing installed base of customers.

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

We have acquired companies to broaden the products, services and solutions we offer, expand our customer base and expand into new geographies. The products and solutions of the acquired companies provide our customers with core functionality that complements our own established products.

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

Our license revenue and total revenue for the three months ended March 31, 2011 increased by $0.6 million and $16.2 million, respectively, to $14.6 million and $80.0 million, as compared to $14.0 million and $63.8 million, for the three months ended March 31, 2010. The increase in license revenue was attributable to our professional services customers, offset by decreases attributable to our government contracting customers whose businesses were likely affected by continued delays and uncertainty in the approval of the Federal Government budget. We believe the increase in total revenue reflects the strength and diversity of our solutions portfolio, our strong competitive position, continuing confidence among our customers despite the economic uncertainty and the positive market impact of our recent acquisitions.

In the first quarter of 2011, we recorded a net operating loss of $7.1 million as compared to net operating income of $9.2 million for the three months ended March 31, 2010. This difference was primarily attributable to costs and expenses we incurred in connection with our recent acquisition, integration and restructuring activities. We expect these costs and expenses to decline over the remainder of 2011. We believe that the products and solutions we acquired, the new solutions we offer and our expanded licensing models have given us a more compelling platform for expanding our business in a challenging economic environment.

We believe that the continuing scrutiny and visibility of government contracting spending and the need to ensure that government projects are successfully completed on time and on budget are important factors driving many of our customers to use our earned value management and project scheduling applications across large segments of their organizations. Moreover, we believe that by combining INPUT’s and FedSource’s opportunity intelligence and market analysis with our project management, financial management and CRM solutions, we are now the only company in the industry that can deliver solutions across the broad spectrum of government contracting requirements and all facets of our customers’ businesses. As a result, we expect our Costpoint, GCS Premier and enterprise project management (“EPM”) products to continue to account for a significant percentage of our overall software license fee revenue despite the continuing uncertainty surrounding the U.S. Federal Government budget and potential reductions in overall government spending, which may impact revenue attributable to our government contracting customers.

At the same time, we expect our professional services solutions to account for a larger percentage of our overall license fee revenue as compared to recent periods, as has been the case since our acquisition of Maconomy. While the timing and extent of any economic recovery among professional services firms remains uncertain, we expect that our acquisition of Maconomy will enable our continued expansion into other parts of the broader professional services marketplace, both domestically and internationally.

In addition, we believe that our acquisition of Maconomy will positively impact our consulting services revenue over the course of 2011, though continued issues in the government contracting and professional services markets may constrain our consulting services revenue.

In recent years, revenue from maintenance services has increased as a percentage of our total revenue. We expect revenue from maintenance services to remain a significant source of our total revenue as a result of additional sales of software licenses in the future, our high maintenance retention rates and the positive impact of our acquisition of Maconomy on software license and maintenance revenues. We expect that renewals of maintenance services in 2011, including with respect to our acquisition of Maconomy, will result in an increase in maintenance revenue as compared to 2010.

In the first quarter of 2011, we initiated a plan to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the recent acquisitions. We anticipate restructuring charges in 2011 in connection with this plan and as we continue to integrate our business and allow for increased investment in key strategic objectives. We have proactively managed, and will continue to proactively manage, our business to control operating expenses and realign resources in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Goodwill, Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$14.6	$14.0	$0.6	4
Subscription and recurring revenues	7.0	—	7.0	Not relevant
Maintenance and support services	38.2	32.6	5.6	17
Consulting services and other revenues	20.2	17.2	3.0	17

Total revenues	$80.0	$63.8	$16.2	25

COST OF REVENUES:
Cost of software license fees	$1.7	$0.9	$0.8	84
Cost of subscription and recurring revenues	4.0	0.1	3.9	Not relevant
Cost of maintenance and support services	7.0	6.1	0.9	14
Cost of consulting services and other revenues	17.7	14.6	3.1	22

Total cost of revenues	$30.4	$21.7	$8.7	40

GROSS PROFIT	$49.6	$42.1	$7.5	18

OPERATING EXPENSES:
Research and development	$17.6	$11.1	$6.5	58
Sales and marketing	22.2	11.0	11.2	101
General and administrative	13.7	9.8	3.9	40
Restructuring charge	3.2	1.0	2.2	229

Total operating expenses	$56.7	$32.9	$23.8	72

(LOSS) INCOME FROM OPERATIONS	$(7.1)	$9.2	$(16.3)	(177)
Interest income	—	—	—	—
Interest expense	(3.0)	(2.7)	(0.3)	10
Other (expense) income, net	(0.2)	0.1	(0.3)	(365)

(LOSS) INCOME BEFORE INCOME TAXES	(10.3)	6.6	(16.9)	(256)
Income tax (benefit) expense	(3.7)	2.4	(6.1)	(255)

NET (LOSS) INCOME	$(6.6)	$4.2	$(10.8)	(257)

(1)	“Consulting services revenue” previously presented for prior periods has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation. The amounts previously presented in “Other revenues” has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the current period presentation. A similar reclassification was made for prior periods for the related costs and combined in the line item “Cost of consulting services and other revenues” to conform to the current period presentation.

Revenues

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(dollars in millions)
REVENUES:
Software license fees	$14.6	$14.0	$0.6	4
Subscription and recurring revenues	7.0	—	7.0	Not relevant
Maintenance and support services	38.2	32.6	5.6	17
Consulting services and other revenues	20.2	17.2	3.0	17

Total revenues	$80.0	$63.8	$16.2	25

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

Software revenues increased $0.6 million, or 4%, to $14.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In 2011, we recognized revenue of $3.6 million from Maconomy and Vision software license fees. This was offset by lower software license fee revenues from our Costpoint, GCS Premier and EPM products of $3.0 million compared to the prior year.

We believe the continued scrutiny and visibility of government contract spending has impacted our license fee revenue because certain of our government contracting customers have delayed their purchasing decisions amid the uncertainty surrounding the Federal budget and potential Federal spending reductions. While we expect continued demand for our products, we nonetheless may not experience the same level of demand during the remainder of 2011 when compared to historical periods for our software solutions.

Subscription and Recurring Revenues

Our subscription and recurring revenues are comprised of fees derived from arrangements in which the Company’s customers subscribe to information, products and services. The revenue stream for the subscription and recurring revenues began in the fourth quarter of 2010.

Subscription and recurring revenues were $7.0 million for the three months ended March 31, 2011. These revenues were primarily attributable to the products and services we added to our portfolio with the acquisition of INPUT and software solutions sold on a subscription or term basis. We believe that our subscription and recurring revenues associated with our acquisitions of INPUT and WMG as well as product solutions sold on a subscription basis, will account for a significant component of our total revenue for the remainder of 2011.

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

Maintenance revenues increased $5.6 million, or 17%, to $38.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Maintenance revenues from our Costpoint, GCS Premier, and EPM products collectively increased $1.6 million year over year as a result of strong renewals and a higher installed base. In addition, we recognized maintenance revenues of $3.8 million in 2011 from Maconomy and Vision maintenance contracts. The sales allowance decreased slightly by $0.2 million. We expect that maintenance revenues will continue to be a significant source of revenue for the remainder of 2011 given our high maintenance retention rate and our stable base of customers.

Consulting and Other Revenues

Our consulting services revenues are generated from software implementation and related project management and data conversions, as well as training, education and other consulting services associated with our software applications. These services have typically been provided on a time-and-materials basis. Our other revenues consist primarily of fees collected for our annual user conference, which is held in the second quarter of the year.

Consulting services and other revenues increased $3.0 million, or 17%, to $20.2 million for the three months ended March 31, 2011 compared to three months ended March 31, 2010. Our software implementation consulting services revenue increased $3.0 million due to the additional sales of consulting services to Maconomy customers in the first quarter.

We expect continued demand in 2011 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our software and solutions.

Cost of Revenues

	Three Months Ended March 31,
	2011	2010	Change	% Change
COST OF REVENUES:	(dollars in millions)
Cost of software license fees	$1.7	$0.9	$0.8	84
Cost of subscription and recurring revenues	4.0	0.1	3.9	Not relevant
Cost of maintenance and support services	7.0	6.1	0.9	14
Cost of consulting services and other revenues	17.7	14.6	3.1	22

Total cost of revenues	$30.4	$21.7	$8.7	40

Cost of Software License Fees

Our cost of software license fees consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of software license fees increased by $0.8 million, or 84%, to $1.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 which was primarily attributed to the amortization of purchased intangible assets.

Cost of Subscription and Recurring Revenues

Our cost of subscription and recurring revenues are comprised of compensation expenses, and facility and other expenses incurred in providing subscription services, as well as the amortization of acquired purchased intangible assets.

Cost of subscription and recurring revenues is $4.0 million for the three months ended March 31, 2011 compared to $0.1 million to the three months ended March 31, 2010. The cost of subscription and recurring revenues is comprised of $2.7 million for labor and related benefits, $0.8 million for amortization of purchased intangible assets, $0.4 million for facility expenses and $0.1 million for other expenses.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of compensation expenses and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance and support services increased $0.9 million, or 14%, to $7.0 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was attributed to increases in labor and related benefits of $0.6 million and facility expenses of $0.3 million.

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

Cost of consulting services and other revenues increased $3.1 million, or 22%, to $17.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 which was primarily attributed to labor and related benefits due to increased headcount.

Operating Expenses

	Three Months Ended March 31,
	2011	2010	Change	% Change
OPERATING EXPENSES:	(dollars in millions)
Research and development	$17.6	$11.1	$6.5	58
Sales and marketing	22.2	11.0	11.2	101
General and administrative	13.7	9.8	3.9	40
Restructuring charge	3.2	1.0	2.2	229

Total operating expenses	$56.7	$32.9	$23.8	72

Research and Development

Our product development expenses consist primarily of compensation expenses, third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $6.5 million, or 58%, to $17.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The principal drivers of the increase were higher labor costs and related benefits of $5.1 million resulting primarily from increased headcount attributable to the Maconomy and INPUT acquisitions, third-party contractor expenses of $0.6 million, facility expenses of $0.6 million and travel expenses of $0.2 million.

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

Sales and marketing expenses increased by $11.2 million, or 101%, to $22.2 million for the three months ended March 31, 2011 compared to three months ended March 31, 2010. The increase was due to increases in labor and related benefits of $6.9 million primarily from an increase in headcount attributable to the Maconomy and INPUT acquisitions, amortization of purchased intangibles of $1.7 million, facility expenses of $1.2 million, travel of $0.7 million, select marketing programs of $0.4 million and professional services fees of $0.3 million.

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

General and administrative expenses increased by $3.9 million, or 40%, to $13.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase resulted from increases in professional services fees of $1.5 million, facility expenses of $1.3 million, labor and related benefits of $0.6 million and other expenses of $0.5 million.

Restructuring Charge

During the three month period ended March 31, 2011, we initiated a plan to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the recent acquisitions. The total estimated restructuring costs associated with the plan are estimated to range from $7.5 million to $8.5 million consisting primarily of employee severance expenses and facilities obligations. As a result of this restructuring, we recorded a restructuring charge in the first quarter of 2011of $3.2 million for severance and benefits costs for the reduction in headcount of approximately 60 employees. We expect to incur the majority of the approximately $4.8 million remaining estimated expenses pursuant to this restructuring plan through the remaining part of 2011. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations. See Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 10, Restructuring Charge.

During the three months ended March 31, 2010, we recorded a restructuring charge of approximately $1.0 million in an effort to realign our cost structure and to close an office location. The charge included $0.9 million for severance and benefit costs for approximately 25 employees and $0.1 million for facilities related expenses associated with the closure of one office location.

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three months ended March 31, 2011, when compared with the comparable periods in 2010.

Interest Expense

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(dollars in millions)
Interest expense	$3.0	$2.7	$0.3	10

Interest expense increased $0.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This was primarily attributed to an increase in the average debt outstanding of approximately $30 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increased debt is attributed to the New Credit Agreement in November 2010. The effective interest rate decreased to 6.1% for the three months ended March 31, 2011 from 6.5% for the three months ended March 31, 2010.

Income Taxes

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(dollars in millions)
Income tax expense	$(3.7)	$2.4	$(6.1)	(255)

Income tax expense for the three months ended March 31, 2011 decreased $6.1 million to a $3.7 million benefit compared to $2.4 million of expense for the three months ended March 31, 2010. As a percentage of pre-tax income, income tax expense was 36.3% and 36.6% for the three months ended March 31, 2011 and 2010, respectively. The income tax expense for 2011 is lower than the income tax expense for 2010 due primarily to lower pre-tax income.

During the three months ended March 31, 2011, the Company established an additional liability of approximately $0.2 million associated with certain deductible expenses, tax credits and associated interest on prior period ASC 740-10 adjustments.

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

In November 2010, we amended and extended the Credit Agreement (the “New Credit Agreement”), providing for $230.0 million in aggregate borrowings, consisting of $200 million in secured term loans maturing in November 2016 and a $30.0 million secured revolving credit facility maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding under the Credit Agreement (approximately $146.8 million) were prepaid in full out of proceeds from the new term loans. The remaining proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, are used for general corporate purposes. The amendment and extension included an original issuance debt discount of 1%, or $2.0 million, which, along with the deferred debt issuance costs, will be amortized over the term of the loan using the effective interest method. The original issue debt discount was included in the $5.1 million of debt issuance costs noted above.

Under the New Credit Agreement for both the term loans and the revolving credit facility, we pay an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00%, with a LIBO rate floor of 1.50%. Interest rates prior to the New Credit Agreement were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%, depending on the type of borrowing.

The Company pays a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. The New Credit Agreement requires the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016.

As of March 31, 2011 and December 31, 2010, the outstanding principal amount of the term loans was $199.0 million and $199.5 million, respectively, excluding the reduction of the unamortized debt discount of $1.9 million, and there were no borrowings outstanding under the revolving credit facility, except for letters of credit totaling less than $1.0 million.

All loans under the New Credit Agreement are collateralized by substantially all of our assets (including our domestic subsidiaries’ assets) and require us to comply with certain financial covenants. There were no material modifications to our debt covenants under the New Credit Agreement, except that the fixed charge coverage ratio covenant was replaced by a maximum capital expenditures covenant. Other covenants require us to maintain defined minimum levels of interest coverage and provide for a limitation on our leverage ratio.

The following table summarizes the significant financial covenants under the New Credit Agreement (adjusted EBITDA below is based on the terms of the New Credit Agreement):

		As of March 31, 2011		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	6.73	Greater than 3.00 to 1.00
Capital Expenditure	Capital Expenditure not to exceed required level	Less than $18.0 million	$6.3 million	$10.0 million in 2012
Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.40 to 1.00	3.10	2.50 to 1.00 effective January 1, 2014

The New Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

Based on our current and expected performance, we believe we will continue to satisfy the financial covenants of the New Credit Agreement for the foreseeable future.

As of March 31, 2011, we were in compliance with all covenants under the New Credit Agreement.

The New Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow, and from the net proceeds of certain asset sales or equity issuances. During the first quarter of 2011, we made a scheduled principal payment of $0.5 million. We did not make an excess cash flow payment in the first quarter of 2011, under the New Credit Agreement, due to the permitted acquisitions that occurred during 2010. The New Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances so that our leverage ratio (as defined in the New Credit Agreement) is less than 3.00, if on or before December 31, 2011, or 2.75, if anytime thereafter. In April 2011, the Company made a voluntary prepayment of $15.0 million on the New Credit Agreement.

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

We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At March 31, 2011, the total amount of letters of credit guaranteed under the revolving credit facility was $0.8 million. As a result, available borrowings on the revolving credit facility at March 31, 2011 were $29.2 million.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months. In addition, our New Credit Agreement provides for greater financial flexibility by extending our debt repayment requirements over a longer term.

We also believe that our aggregate cash balance of $69.9 million as of March 31, 2011, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), will be sufficient to cover the payments due over the near term under the New Credit Agreement.

In April 2011, the Company made a voluntary prepayment of $15.0 million on the New Credit Agreement. The prepayment was applied first against the scheduled debt payments through March 2012, and, second, ratably against the remaining scheduled debt payments in the amortization schedule.

In the future, however, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or modifying the terms of our New Credit Agreement.

Analysis of Cash Flows

For the three months ended March 31, 2011, we generated cash from operating activities of $20.6 million compared to $19.7 million during the comparable period for 2010. The increase of $0.9 million was primarily due to an increase in deferred revenues of $10.9 million primarily attributed to annual billings in the first quarter attributed to the acquisition of Maconomy offset by a decrease in net income of $10.7 million.

Net cash used in investing activities was $27.7 million for the three months ended March 31, 2011, compared to $6.6 million used during the comparable period of 2010. Our use of cash in investing activities in the first three months of 2011 was primarily for the acquisition of WMG for $25.7 million and the purchase of property and equipment of $1.9 million. Our use of cash in investing activities in the first three months of 2010 was for the purchase of the assets of S.I.R.A., Inc. for $6.1 million and the purchase of property and equipment of $0.5 million.

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2011, which was primarily related to $0.5 million in debt repayments and $1.1 million for shares withheld for minimum tax withholdings on vested restricted stock. This was offset by proceeds for stock option exercises, and the related tax benefit on stock awards, as well as the issuance of stock under our employee stock purchase plan of $0.7 million.

Net cash used in financing activities was $26.4 million for the three months ended March 31, 2010, which primarily related to $27.0 million in debt repayments and $0.7 million for shares withheld for minimum tax withholdings on restricted stock. This was offset from proceeds for the issuance of stock under the Company’s employee stock purchase plan as well as stock option exercises of $1.3 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that became effective for the Company beginning January 1, 2011, with earlier adoption permitted. The adoption of these standards did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At March 31, 2011, we had $69.9 million in cash and cash equivalents. Our interest expense associated with our term loans and revolving credit facility can vary with market rates. As of March 31, 2011, we had approximately $199.0 million of the principal amount in debt outstanding, which was effectively set at a fixed rate at March 31, 2011, due to the LIBO rate floor established of 1.5% in the New Credit Agreement and the LIBO rate at March 31, 2011 being below the established floor. However, an increase in the LIBO rate above the LIBO rate floor subsequent to March 31, 2011 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our possible variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the hypothetical 1% increase discussed above.

Based on the investment interest rate and our cash and cash equivalents balance as of March 31, 2011, a hypothetical 1% decrease in interest rates would have an insignificant impact on our earnings and cash flows on an annual basis. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in U.S. Dollars. However, since a growing portion of our operations consists of activities outside of the United States, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona, the Norwegian kroner and the Euro. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during 2010, 2009, or 2008. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net income by less than $0.4 million during the three months ended March 31, 2011. Our net assets at March 31, 2011 would have been impacted by less than $8.5 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the financial and overall condition of third-party solutions’ providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the three months ended March 31, 2011, resellers accounted for approximately 11% of our software license fee revenue.

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

Between 2007 and March 31, 2011 our worldwide headcount increased from more than 1,200 employees at the end of 2007 to more than 1,700 employees worldwide at March 31, 2011, as a result of our acquisitions of Maconomy, INPUT and WMG.

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

In July 2010, we completed our acquisition of Maconomy, a multi-national provider of software solutions to professional services firms, and as a result of this acquisition expanded our operations into Denmark, the Netherlands, Norway, Sweden and Belgium expanded our existing operations both in the United Kingdom and the U.S.

In October 2010, we completed our acquisition of INPUT, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions thereby expanding our network of government contractor customers.

In March 2011, we completed our acquisition of The Washington Management Group, Inc. (“WMG”), and its FedSources (“FSI”) and FedSources Consulting (“FSI Consulting”) subsidiaries. WMG offers GSA schedule consulting, and FSI and FSI Consulting provide the expertise and information solutions designed to help identify, qualify, and win government business.

While we continually add functionality to our products and solutions and add additional solutions to our portfolio of solutions through acquisitions to address the specific needs of both existing customers and new customers, we may be unsuccessful in developing appropriate or complete products, devoting sufficient resources, integrating acquired products and solutions with our existing portfolio or pursuing effective strategies for product development and marketing.

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

As of March 31, 2011, we had customers in approximately 80 countries and we have facilities in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands, Belgium and Australia.

Doing business internationally may involve additional potential risks and challenges, including:

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

We have customers in approximately 80 countries and international markets that accounted for approximately 33% of our total software license fee revenue for the three months ended March 31, 2011. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products and services in international markets and successfully integrate acquired businesses. If we are unable to further our expansion into international markets, or if we are unable to realize the benefits we expect to achieve from our recent acquisition of Maconomy or any future international operation that we acquire, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired, and intend to continue to acquire, complementary businesses, technologies, product lines or services organizations. In July 2010, we completed our acquisition of Maconomy, an international provider of software solutions to professional services firms and in October 2010, we completed our acquisition of INPUT, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions. In March 2011, we completed the acquisition of WMG, including FSI and FSI Consulting, which added additional opportunity intelligence and business development capabilities to our solutions portfolio. These acquisitions added approximately 600 employees to our existing employee base and expanded our operations into five new countries—Denmark, Norway, Sweden, Belgium and the Netherlands. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

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

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance and support services constituted approximately 48% and 51% of our total revenue for the three months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011, we had approximately $199.0 million of outstanding principal amount of the term loans under our existing credit facility at interest rates which are subject to market fluctuation. These term loans mature in November 2016. Our existing credit facility also provides for a $30.0 million revolving credit facility maturing in November 2015. Our indebtedness and related obligations could have important future consequences to us, such as:

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

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products and to develop new products. For example, our product development expenses were approximately $17.6 million, or 22% of revenue for the three months ended March 31, 2011 and approximately $11.1 million, or 17.4% of revenue for the three months ended March 31, 2010. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

Potential future claims that we infringe upon third parties’ intellectual property rights could be costly and time-consuming to defend or settle or could result in the loss of significant products, any of which could materially adversely impact our revenue and operating results.

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

We derive a significant portion of our revenues from federal government contractors. In 2011 and 2010, over half of our software license fee revenue was generated from federal government contractor customers. In addition our acquisitions of INPUT and WMG, including FSI and FSI Consulting, increase the importance of government contractor customers to our business. Our government contractor customers utilize our Costpoint, GCS Premier or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards. In addition, our government contractor customers utilize our GovWin, INPUT and FedSources solutions to obtain critical information about potential government contractor opportunities.

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

Significant reductions in the federal government’s budget or changes in budgetary priorities of the federal government from one fiscal-year to another could adversely affect our government contracting customers demand for our products and services and could therefore materially adversely affect our revenue.

Because we derive a substantial portion of our revenue from customers who contract with the federal government, we believe that the success and development of our business will continue to be affected by our customers’ successful participation in federal government contract programs. The funding of U.S. Government programs is generally subject to congressional budget authorization and annual appropriation processes and may be increased or decreased, whether on an overall basis or on a basis that could disproportionately impact our customers. Changes in the size of the federal government’s budget or budgetary priorities from one fiscal year to another could therefore affect our financial performance. The impact, severity and duration of the current U.S. economy situation, the sweeping economic plans adopted by the Federal Government and pressures on the overall size of the federal budget could adversely affect the total funding and/or funding for individual programs in which our customers participate. A significant decline in government expenditures, a shift of expenditures away from programs that our customers support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, exercise their right to terminate contracts at any time without penalty or not exercise options to renew contracts. Any such actions could affect our government contracting customers, which could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting customers are:

•

changes in budgetary priorities could limit or delay federal government spending generally, or specific departments or agencies in particular, which may reduce demand for our software solutions and services from customers supporting those departments or agencies;

•

the funding of some or all civilian agencies through continuing resolutions instead of budget appropriations could cause those agencies to modify their budgets or delay contract awards, which could cause our customers supporting those agencies to reduce or defer purchase of our software solutions and services;

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

Any significant downsizing, consolidation or insolvency of our federal government contractor customers resulting from a government shutdown, changes in procurement policies, budget reductions, loss of government contracts, delays in or uncertainties regarding the timing or amount of contract awards or other similar procurement obstacles could materially adversely impact our customers’ demand for our software products and related services and maintenance.

Impairment of our goodwill or intangible assets may adversely impact our results of operations.

We have acquired several businesses which, in aggregate, have resulted in the recording of goodwill valued at approximately $176.6 million and other purchased intangible assets valued at approximately $72.7 million as of March 31, 2011. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We performed tests for impairment of goodwill and intangible assets as of December 31, 2010 and recognized an impairment loss of $1.5 million in connection with tradenames acquired from a prior acquisition whose carrying amount exceeded its fair value in 2010. There can be no assurances that additional charges to operations will not occur in the event of a future impairment. In addition, the decrease in the price of our stock that has occurred from time to time and may occur in the future may also affect whether we experience an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

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

We have also filed registration statements with the Securities and Exchange Commission covering shares subject to options and restricted stock outstanding under our 2005 Stock Option Plan and Amended and Restated 2007 Plan and shares reserved for issuance under our 2007 Plan and our Employee Stock Purchase Plan.

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

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although in 2009 the New Mountain Funds waived their right to collect a transaction fee in connection with our stock rights offering and the amendment of our Credit Agreement, their right to collect transaction fees otherwise remains in effect and continues until the

New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control occurs. In 2010, New Mountain Capital, L.L.C. received transaction fees of $1.6 million in connection with our acquisition of Maconomy and $1.2 million in connection with our acquisition of INPUT. New Mountain Capital, L.L.C. agreed to waive any transaction fee payable in connection with the Company’s acquisition of WMG.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 69,353,870 shares outstanding as of April 30, 2011. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.63*	Separation and Release Agreement, dated March 30, 2011, between Deltek, Inc. and Carolyn Parent

10.64*	Separation and Release Agreement, dated April 7, 2011 between Deltek, Inc. and Richard Lowrey

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: May 10, 2011	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DELTEK, INC.

Dated: May 10, 2011	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 10, 2011	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.63*	Separation and Release Agreement, dated March 30, 2011, between Deltek, Inc. and Carolyn Parent

10.64*	Separation and Release Agreement, dated April 7, 2011 between Deltek, Inc. and Richard Lowrey

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.