Form 10-Q
period 2011-06-30
DELTEK, INC
filed 2011-08-09
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of July 31, 2011 was 69,278,537 and 100, respectively.

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (unaudited)	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income at June 30, 2011 and December 31, 2010 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Removed and Reserved	50
Item 5. Other Information	50
Item 6. Exhibits	51
SIGNATURES	52
EXHIBIT INDEX	53

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,458	$76,619
Accounts receivable, net of allowance of $1,634 and $1,600 at June 30, 2011 and December 31, 2010, respectively	53,818	57,915
Deferred income taxes	2,965	4,405
Prepaid expenses and other current assets	10,246	8,799
Income taxes receivable	1,963	2,475

TOTAL CURRENT ASSETS	117,450	150,213
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $26,791 and $24,951 at June 30, 2011 and December 31, 2010, respectively	15,392	12,916
LONG-TERM DEFERRED INCOME TAXES	11,486	4,214
INTANGIBLE ASSETS, NET	66,459	69,083
GOODWILL	176,829	150,899
OTHER ASSETS	4,742	4,790

TOTAL ASSETS	$392,358	$392,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$1,659
Accounts payable and accrued expenses	48,132	46,343
Deferred revenues	107,902	87,888

TOTAL CURRENT LIABILITIES	156,034	135,890
LONG-TERM DEBT	172,247	195,897
OTHER TAX LIABILITIES	2,857	2,553
OTHER LONG-TERM LIABILITIES	8,285	6,389

TOTAL LIABILITIES	339,423	340,729
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at June 30, 2011 or December 31, 2010	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; issued and outstanding, 69,340,511 and 68,794,774 shares at June 30, 2011 and December 31, 2010, respectively	69	69
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	267,461	261,837
Accumulated deficit	(222,937)	(213,431)
Accumulated other comprehensive income	8,342	2,911

TOTAL STOCKHOLDERS’ EQUITY	52,935	51,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,358	$392,115

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
REVENUES:
Product revenues
Perpetual licenses	$15,020	$14,525	$29,580	$28,529
Subscription and term licenses	9,768	71	16,798	71

Total product revenues	24,788	14,596	46,378	28,600
Maintenance and support services	39,387	32,710	77,560	65,281
Consulting services and other revenues	23,793	17,162	44,008	34,391

Total revenues	87,968	64,468	167,946	128,272

COST OF REVENUES:
Cost of product revenues
Cost of perpetual licenses	1,862	942	3,563	1,866
Cost of subscription and term licenses	5,140	271	9,114	367

Total cost of product revenues	7,002	1,213	12,677	2,233
Cost of maintenance and support services	6,274	6,047	13,254	12,161
Cost of consulting services and other revenues	21,722	16,201	39,444	30,784

Total cost of revenues	34,998	23,461	65,375	45,178

GROSS PROFIT	52,970	41,007	102,571	83,094

OPERATING EXPENSES:
Research and development	15,725	11,741	33,286	22,844
Sales and marketing	22,593	11,351	44,835	22,392
General and administrative	12,898	10,974	26,557	20,727
Restructuring charge (benefit)	3,617	(55)	6,822	918

Total operating expenses	54,833	34,011	111,500	66,881

(LOSS) INCOME FROM OPERATIONS	(1,863)	6,996	(8,929)	16,213
Interest income	34	10	67	22
Interest expense	(2,894)	(2,282)	(5,879)	(4,988)
Other income (expense), net	4	(95)	(261)	(46)

(LOSS) INCOME BEFORE INCOME TAXES	(4,719)	4,629	(15,002)	11,201
Income tax (benefit) expense	(1,764)	1,719	(5,496)	4,125

NET (LOSS) INCOME	$(2,955)	$2,910	$(9,506)	$7,076

(LOSS) EARNINGS PER SHARE
Basic	$(0.05)	$0.04	$(0.15)	$0.11

Diluted	$(0.05)	$0.04	$(0.15)	$0.11

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	65,538	64,674	65,441	64,558

Diluted weighted average shares	65,538	66,046	65,441	65,928

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,506)	$7,076
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	433	447
Depreciation and amortization	13,274	4,718
Amortization of debt issuance costs and original issue discount	508	567
Stock-based compensation expense	6,229	5,301
Employee stock purchase plan expense	115	129
Restructuring charge (benefit), net	3,340	(51)
Loss on disposal of fixed assets	11	2
Other noncash activity	132	—
Deferred income taxes	(6,530)	(1,688)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	5,922	4,159
Prepaid expenses and other assets	(1,678)	2,492
Accounts payable and accrued expenses	(1,811)	(321)
Income taxes receivable/payable	765	(1,187)
Excess tax benefit from stock awards	(246)	(571)
Other tax liabilities	363	197
Other long-term liabilities	2,256	(323)
Deferred revenues	15,817	19,786

Net Cash Provided by Operating Activities	29,394	40,733

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WMG, Inc., net of cash acquired	(25,664)	—
Acquisition of Maconomy A/S	(168)	—
Acquisition of assets of S.I.R.A., Inc., net of cash acquired	(1,039)	(6,109)
Purchase of short-term investments	—	(9,263)
Purchase of property and equipment	(6,477)	(1,560)

Net Cash Used in Investing Activities	(33,348)	(16,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	337	922
Excess tax benefit from stock awards	246	571
Proceeds from issuance of stock under employee stock purchase plan	358	413
Shares withheld for minimum tax withholding on vested restricted stock awards	(1,182)	(661)
Repayment of debt	(25,524)	(27,015)

Net Cash Used in Financing Activities	(25,765)	(25,770)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,558	(13)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,161)	(1,982)

CASH AND CASH EQUIVALENTS—Beginning of period	76,619	132,636

CASH AND CASH EQUIVALENTS—End of period	$48,458	$130,654

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity:
Accrued liability for purchases of property and equipment	$206	$—

Accrued liability for purchase of short-term investments	$—	$834

Accrued liability for acquisition of businesses	$791	$—

Cash paid (received) during the period for:
Interest	$5,345	$4,419

Income taxes, net	$(274)	$6,900

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE (LOSS) INCOME

(in thousands, except share data)

(unaudited)

									Accumulated Other Comprehensive (Loss) Income	Total Deltek, Inc. Shareholders’ Equity
					Class A		Additional Paid-In Capital	Retained Earnings (Deficit)
	Preferred Stock		Common Stock		Common Stock						Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	66,292,415	$66	100	$–	$249,798	$(208,509)	$(675)	$40,680	$—

Net loss	—	—	—	—	—	—	—	(4,922)	—	(4,922)	(178)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,586	3,586	118

Comprehensive income										(1,336)	(60)
Issuance of common stock under the employee stock purchase plan	—	—	123,283	—	—	—	791	—	—	791	—
Stock options exercised	—	—	274,851	1	—	—	1,128	—	—	1,129	—
Issuance of restricted stock awards, net of forfeitures of 213,941	—	—	2,308,059	2	—	—	(2)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	641	—	—	641	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(951)	—	—	(951)	—
Stock compensation	—	—	—	—	—	—	12,239	—	—	12,239	—
Purchase of noncontrolling interest in business acquisition	—	—	—	—	—	—	—	—	—	—	3,235
Increase ownership of nontrolling interest, net of loss							(322)			(322)	(3,175)
Exchange of liability for restricted stock	—	—	—	—	—	—	52	—	—	52	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(203,834)	—	—	—	(1,537)	—	—	(1,537)	—

Balance at December 31, 2010	—	$—	68,794,774	$69	100	$—	$261,837	$(213,431)	$2,911	$51,386	$—

Net loss	—	—	—	—	—	—	—	(9,506)	—	(9,506)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	5,431	5,431	—

Comprehensive income										(4,075)
Issuance of common stock under the employee stock purchase plan	—	—	54,596	—	—	—	358	—	—	358	—
Stock options exercised	—	—	91,345	—	—	—	337	—	—	337	—
Issuance of restricted stock awards, net of forfeitures of 406,429	—	—	558,571	1	—	—	(1)	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	246	—	—	246	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(651)	—	—	(651)	—
Stock compensation	—	—	—	—	—	—	6,506	—	—	6,506	—
Exchange of liability for restricted stock	—	—	—	—	—	—	11	—	—	11	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(158,775)	(1)	—	—	(1,182)	—	—	(1,183)	—

Balance at June 30, 2011	—	$—	69,340,511	$69	100	$—	$267,461	$(222,937)	$8,342	$52,935	$—

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2011

1. ORGANIZATION

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise software and information solutions for government contractors and professional services firms. Deltek’s professional services customers include architecture and engineering firms, accounting firms, law firms, advertising and public relations agencies and consulting and research organizations. Deltek’s solutions provide research and identify business opportunities, win new business, optimize resources, streamline operations, and deliver more profitable projects for its customers. Deltek’s solutions provide its customers with actionable insight – providing enhanced visibility and control into business processes and operations and enabling them to succeed in delivering their projects and business goals. The Company is incorporated in Delaware and was founded in 1983.

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

Revenue Recognition

The Company’s revenues are generated primarily from four sources: licensing of software products, subscriptions (including access to market intelligence, analysis and business development related services), providing maintenance and support for those products, and providing consulting services related to those products. The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the perpetual licenses, term licenses and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

Under its software license agreements, the Company recognizes revenue upon execution of a signed agreement and delivery of the software provided that the perpetual licenses are fixed and determinable, collection of the resulting receivable is probable, and vendor specific objective evidence (“VSOE”) of fair value exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. In the event that VSOE does not exist for any undelivered element, the entire arrangement fee is recognized over the longer of the services, subscription, or maintenance period.

If VSOE exists to allow the allocation of a portion of the total fee to undelivered elements of the arrangement, the residual amount in the arrangement allocated to perpetual licenses is recognized as revenue when all of the following are met:

•	Persuasive evidence of an arrangement exists. It is our practice to require a signed contract or an accepted purchase order for existing customers.

•

Delivery has occurred. We deliver software by secure electronic means or physical delivery. Both means of delivery transfer title and risk to the customer. Shipping terms are generally FOB shipping point.

•

The software license sale is fixed and determinable. We recognize revenue for the perpetual license component of multiple element arrangements only when VSOE of fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return, or cancellation rights associated with the delivered elements. Perpetual license sales are generally considered fixed and determinable when payment terms are within 180 days.

•	Collectibility is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectibility standards, revenue is recognized as cash is received.

The Company’s software license agreements do not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

Perpetual and term license revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when evidence of a sales arrangement exists between reseller and end-user.

The Company’s standard payment terms for its perpetual license agreements are generally within 180 days. The Company considers the perpetual license fee to be fixed and determinable unless the fee is subject to refund or adjustment, or is not payable within 180 days. Perpetual license revenue from arrangements with payment terms extending beyond 180 days is recognized as payments become due and payable.

The Company also sells its software products under term license agreements. Term licenses offer the customer rights to software and related maintenance and support for a specific fixed period of time, usually between 12 and 36 months. In some cases implementation services are also included in the initial period fee. Hosting services may also be included in the fee. Customers generally prepay for these term licenses, and these prepayments are recorded as deferred revenue and revenue is recognized over the contractual period of the term license.

Subscription revenues, including access to market intelligence analysis and business development services, generally provide customers with access to the Company’s Information Solutions products (previously known as the GovWin and INPUT networks) for a fixed period of time, usually one year. Customers generally prepay for these subscription offerings, and these prepayments are recorded as deferred revenue and revenue is recognized over the term of the subscription.

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

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the perpetual license and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”). Direct costs related to these arrangements are deferred and expensed as the related revenue is recognized.

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

For sales arrangements involving multiple elements, where perpetual licenses are sold together with maintenance and support, consulting, training, or subscription offerings, the Company recognizes revenue using the residual method. The residual accounting method is used since VSOE has not been established for the perpetual license element as it is not typically sold on a standalone basis. Using this method, the Company first allocates revenue to the undelivered elements on the basis of VSOE. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue for the delivered elements, which is usually the software component. The Company has established VSOE for standard offerings of maintenance and support and consulting services based on the price charged when these elements are sold on a standalone basis.

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

In cases where perpetual licenses and other elements are sold in combination with subscription offerings or term licenses, all revenue is recognized ratably over the longest period of performance for the undelivered elements. For income statement classification purposes revenue is allocated based on VSOE for maintenance, training, and consulting services. For subscription offerings and term licenses, VSOE has not yet been established, and revenue is therefore allocated to the undelivered subscription or term license based on the contractually stated renewal rate. Under the residual method, any remaining arrangement fee is allocated to the perpetual software license.

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosures about fair value measurements. As of June 30, 2011 and December 31, 2010, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, indefinite-lived intangible assets, and long-lived tangible assets including property and equipment (See Note 5, Goodwill and Other Intangible Assets). The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues, royalty rates and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments as Level 3 measurements. At June 30, 2011, the Company did not have any adjustments to nonfinancial assets measured at fair value on a nonrecurring basis.

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money market accounts on a short-term basis, are carried at fair market value. At June 30, 2011, the Company’s cash equivalents were invested in a money market fund that invests exclusively in a portfolio of short-term U.S. Treasury securities. These investments include repurchase agreements collateralized fully by U.S. Treasury securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions, and there are no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at June 30, 2011 consisted of $16.4 million in money market investments and $32.1 million in cash. The Company’s cash and cash equivalents at December 31, 2010 consisted of $66.6 million in money market investments and $10.0 million in cash.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active public market for the debt, the Company has determined that the carrying value of its debt, which includes a debt discount, approximates fair value as a result of the Company’s recent debt refinancing at current market rates (See Note 6, Debt) as well as the fact that the debt contains a variable interest rate component; however, at June 30, 2011, the interest rate was fixed due to the interest rate floor in place under the Company’s credit agreement in conjunction with the prevailing interest rates. The estimated fair value of the Company’s debt at June 30, 2011 and December 31, 2010 was $172.2 million and $197.6 million, respectively.

The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. As of June 30, 2011 and December 31, 2010, the Company had no derivative financial instruments.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that became effective for the Company beginning January 1, 2011. The provisions in the accounting standards could have been adopted prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company elected to adopt the standards prospectively and they did not have a material impact on the Company’s consolidated financial statements upon adoption.

ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.

In the second half of the year, the Company will begin selling a combined product offering of perpetual licenses and subscription services. The Company is implementing ASU 2009-13 to determine its estimate of selling price to allocate arrangement consideration for revenue recognition purposes for this new selling arrangement.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. The ASU amends various fair value guidance such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, the ASU expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact on its consolidated financial statements from the adoption of ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which changes the manner in which comprehensive income is presented in the financial statements. The guidance in ASU 2011-05 removes the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity and requires entities to report this information in one of two options. The first option is to present this information in a single continuous statement of comprehensive income starting with the components of net income and total net income followed by the components of OCI, total OCI, and total comprehensive income. The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. The ASU does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of the ASU applied retrospectively for all periods presented in the financial statements. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements, but does expect the adoption to change the Company’s presentation of other comprehensive income in the financial statements.

3. ACQUISITIONS

The Washington Management Group, Inc.

On March 31, 2011, the Company acquired 100% of the outstanding stock of The Washington Management Group, Inc. (“WMG”), including its FedSources (“FSI”) and FedSources Consulting (“FSI Consulting”) businesses. WMG offers GSA schedule consulting, and FSI and FSI Consulting offer information solutions providing market intelligence that helps to identify, qualify and win government business. The results of WMG have been included in the Company’s consolidated financial statements from April 1, 2011 to June 30, 2011 and were not material to the overall consolidated results of the Company.

The aggregate purchase price that the Company paid for WMG is as follows:

Amounts (in thousands)
Cash paid	$26,000
Contingent Consideration	600
Accrual for additional purchase consideration	92

26,692
Less: Cash aquired	(336)

Total purchase price	$26,356

The contingent consideration of $0.6 million represents the fair value of the potential earn out payment of $5.0 million based on an estimate of revenue realization at the end of a five-year period. The purchase price accrual represents a working capital balance sheet adjustment upon the closing of the acquisition which is subject to further adjustment upon review of the closing balance sheet for WMG. In addition, approximately $0.3 million was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$1,330
Deferred tax asset	185
Prepaid expenses and other assets	85
Property and equipment	470
Intangible assets	6,070
Goodwill	22,340
Accounts payable and accrued expenses	(563)
Deferred revenues	(3,015)
Current income taxes payable	(238)
Noncurrent deferred tax liability	(218)
Other long-term liabilities	(90)

Total purchase price	$26,356

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Technology	$690	1 year
Trade names	740	5 - 10 years
Research database	1,400	5 years
Customer relationships	3,240	10 years

Total intangible assets	$6,070

Technology is being amortized using an accelerated amortization method over one year and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The research database is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The trade names and customer relationships are being amortized using an accelerated amortization method over five to ten years and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.4 years.

The goodwill associated with the transaction is primarily due to the benefits to the Company and WMG resulting from the combination. The goodwill and identified intangibles recorded in this transaction are deductible for tax purposes.

INPUT, Inc.

On October 1, 2010, the Company acquired 100% of the ownership interests in INPUT, Inc. (“INPUT”), which enables companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations. The results of INPUT have been included in the financial statements since the acquisition date.

The aggregate purchase price that the Company paid for INPUT is as follows:

Cash paid	$60,046
Accrual for additional purchase price	790

60,836
Less: cash acquired	(672)

Total purchase price	$60,164

The purchase price accrual represents a working capital balance sheet adjustment upon the closing of the acquisition which is subject to further adjustment upon review of the closing balance sheet for INPUT. For the six months ended June 30, 2011, approximately $65,000 was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations. For the year ended December 31, 2010, approximately $1.6 million was incurred for acquisition-related costs and integration costs which were included in “General and Administrative” expenses in the consolidated statement of operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$2,746
Deferred tax asset	2,011
Prepaid expenses and other assets	206
Property and equipment	697
Intangible assets	27,820
Goodwill	47,543
Other assets	107
Accounts payable and accrued expenses	(2,123)
Deferred revenues	(5,186)
Deferred income taxes	(7,430)
Non-current deferred tax liabilities	(5,949)
Other long-term liabilities	(278)

Total purchase price	$60,164

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Technology	$1,760	4 years
Trade name	2,070	5 years
Research database	11,940	10 years
Customer relationships	12,050	7 years

	$27,820

In the second quarter of 2011, the Company decreased the value of the INPUT trade name by $1.6 million, while increasing goodwill by this amount, due to the finalization of a study of the trade name and the ensuing plan around the Company’s use of that trade name. In connection with the reduction in the value of the trade name, the Company reduced the deferred tax liability created at the time of acquisition for the difference between the financial statement and tax basis of the acquired intangible assets by $0.6 million with a corresponding decrease to goodwill. With respect to the finalization of the study, the useful life of the trade name changed from an indefinite life to 5 years. Goodwill was also adjusted from the original purchase price allocation due to recording a $2.6 million deferred tax liability in connection with the difference between the financial statement and tax basis of purchased deferred revenue which increased goodwill by this amount and recording an additional $1.8 million deferred tax asset for INPUT’s operations ending September 30, 2010 reducing goodwill. See also Note 5, Goodwill and Other Intangible Assets.

Acquired technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The research database is being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The customer relationships and trade name is being amortized using an accelerated amortization method over seven and five years, respectively, and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.9 years.

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

The purchase price for Maconomy is $67.6 million as of December 31, 2010, which includes $10.2 million of cash paid for shares purchased prior to the completion of the tender offer that were classified as “available-for-sale securities” at June 30, 2010. As of December 31, 2010 and June 30, 2011, the Company owns 100% of the outstanding shares of Maconomy. For the six months ended June 30, 2011, approximately $1.0 million was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations. For the year ended December 31, 2010, approximately $6.5 million was incurred for acquisition-related costs and integration costs which were included in “General and Administrative” expenses in the consolidated statement of operations.

The Company recorded noncontrolling interests as of July 9, 2010, of $3.2 million for the 5% of the outstanding shares of Maconomy not purchased by the Company. The amount was determined based on the fair value of the net assets of Maconomy. The Company initiated a mandatory redemption procedure to acquire all remaining shares of Maconomy (approximately 0.5 million shares) for DKK 20.50 per share. In the third quarter of 2010, the Company purchased approximately 3% of the noncontrolling interests for $1.8 million. In the fourth quarter of 2010, the Company acquired the remaining outstanding 2% of the noncontrolling interest for $1.6 million. There are no remaining noncontrolling interests as of December 31, 2010 and June 30, 2011. In February 2011, the Company acquired approximately 75,000 shares of Maconomy upon the exercise of employee warrants that became exercisable at that time.

The following table summarizes the purchase price of Maconomy (in thousands):

Cash paid for common stock	$74,787
Cash paid for common stock issued pursuant to stock options/warrants exercised	2,610
Estimated fair value of common stock to be purchased upon future exercises of stock options/warrants	1,171
Gain on common stock purchased prior to the acquisition	307
Loss on foreign currency	(141)
Additional paid in capital from noncontrolling interests	(242)
Cash acquired	(10,926)

Total purchase price	$67,566

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$7,926
Prepaid expenses and other assets	1,078
Income taxes receivable	232
Property and equipment	924
Long-term deferred income taxes	13,166
Other assets	284
Intangible assets	32,230
Goodwill	33,824
Accounts payable and accrued expenses	(10,065)
Deferred revenues	(1,832)
Non-current deferred tax liabilities	(9,887)
Other long-term liabilities	(314)

Total purchase price	$67,566

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

Technology is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Perpetual Licenses”. The maintenance and license customer relationships are being amortized using an accelerated amortization method over ten years and four years, respectively, and the related amortization expenses are included in “Sales and Marketing” expense. The in-process research and development will be amortized over its useful life to “Cost of Perpetual Licenses” when it has reached technological feasibility. The weighted average useful life of the intangible assets is estimated at 7.6 years.

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

The aggregate purchase price was $8.9 million, including a cash payment of $6.1 million and contingent consideration of $2.8 million to be paid over a three-year period based on license sales. In April 2011, the Company paid $1.0 million for the first year’s contingent consideration and the remaining contingent consideration was remeasured at fair value through earnings and is valued at $2.1 million as of June 30, 2011.

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

The customer relationships are being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Sales and Marketing” expense. Technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Subscription and Term Licenses” expense. The weighted average amortization period for the intangibles is 4.8 years. The goodwill recorded in this transaction is deductible for tax purposes.

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

The financial information of Maconomy has been extracted from the historical financial statements of Maconomy, which were prepared in Danish Krone (DKK) and prepared in accordance with International Financial Reporting Standards as adopted by the IASB (“IFRS”), which is a method of accounting different from GAAP. The financial information of INPUT has been extracted from their historical financial statements and was prepared in accordance with GAAP.

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

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)
Revenue	$81,745	$162,726
Income from operations	4,484	9,709
Net income	60	(53)

For purposes of these pro forma financial statements, the common stock rights offering that the Company completed in June 2009 was given effect as if it occurred on January 1, 2009. The Company also assumed pro forma borrowings on the term loans of approximately $43.3 million on January 1, 2009, which were in addition to the historical debt outstanding on such date in order to consummate these acquisitions. On a pro forma basis, the proceeds from the rights offering and the additional borrowings combined with the available cash on January 1, 2009 were used to finance the acquisitions. The pro forma financial statements were adjusted in the second quarter of 2011 to reflect the change in the useful life of INPUT’s trade name from an indefinite life to five years.

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

The following table sets forth the computation of basic and diluted net (loss) income per share (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic (loss) earnings per share computation:
Net (loss) income (A)	$(2,955)	$2,910	$(9,506)	$7,076

Weighted average common shares—basic (B)	65,537,693	64,673,544	65,440,638	64,557,603

Basic net (loss) income per share (A/B)	$(0.05)	$0.04	$(0.15)	$0.11

Diluted (loss) earnings per share computation:
Net (loss) income (A)	$(2,955)	$2,910	$(9,506)	$7,076

Shares computation:
Weighted average common shares—basic	65,537,693	64,673,544	65,440,638	64,557,603
Effect of dilutive stock options, restricted stock, and ESPP	—	1,372,366	—	1,370,098

Weighted average common shares—diluted (C)	65,537,693	66,045,910	65,440,638	65,927,701

Diluted net (loss) income per share (A/C)	$(0.05)	$0.04	$(0.15)	$0.11

For the three and six months ended June 30, 2011, all outstanding common stock equivalents, or 9,900,148 equity awards, were excluded in the computation of diluted (loss) income per share because their effect would have been anti-dilutive due to the current year net loss. For the three and six months ended June 30, 2010, outstanding equity awards for common stock of 3,543,382 and 3,601,382, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. These excluded equity awards for common stock related to potentially dilutive securities primarily associated stock options granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the six months ended June 30, 2011 (in thousands):

Balance as of January 1, 2011	$150,899
Adjustment associated with INPUT acquisition	1,780
WMG acquisition (see Note 3)	22,340
Foreign currency translation adjustment	1,810

Balance as of June 30, 2011	$176,829

The goodwill adjustment associated with the INPUT acquisition was due to the Company recording an additional deferred tax liability of $2.0 million, and a fair value adjustment to the purchased intangible trade name of $1.6 million and was offset by a deferred tax asset of $1.8 million. See Note 3, Acquisitions, for further detail of the adjustments to goodwill.

The Company performed an annual impairment test for goodwill as of December 31, 2010 and determined that there was no impairment of goodwill, as the Company’s fair value was assessed and it was determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the six months ended June 30, 2011 that indicate that there has been an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships & maintenance	$55,665	$(22,823)	$32,842
Developed software	23,741	(13,896)	$9,845
Trade names and non-compete	3,281	(454)	$2,827
Research database	13,340	(1,745)	$11,595
Foreign currency translation adjustments	2,153	(321)	$1,832

Total	$98,180	$(39,239)	$58,941

Unamortized Intangible Assets
Trade names	$7,053	$—	$7,053
In process research & development	107	—	107
Foreign currency translation adjustments	358	—	358

Total	$105,698	$(39,239)	$66,459

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships & maintenance	$51,238	$(17,644)	$33,594
Developed software	22,546	(11,016)	11,530
Trade names and non-compete	470	(335)	135
Research database	11,940	(543)	11,397
Foreign currency translation adjustments	1,693	(106)	1,587

Total	$87,887	$(29,644)	$58,243

Unamortized Intangible Assets
Trade names	$10,526	$—	$10,526
In process research & development	101	—	101
Foreign currency translation adjustments	213	—	213

Total	$98,727	$(29,644)	$69,083

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Included in cost of revenue:
Cost of perpetual licenses	$930	$58	$1,837	$117
Cost of subscription and term licenses	1,211	271	2,176	367
Cost of consulting services and other revenues	19	19	39	39

Total included in cost of revenue	2,160	348	4,052	523
Included in operating expenses:	2,737	742	5,223	1,471

Total	$4,897	$1,090	$9,275	$1,994

The following table summarizes the estimated future amortization expense for the remaining six months of 2011 and years thereafter (in thousands):

Years Ending December 31,
2011 (remaining)	$9,191
2012	15,167
2013	11,478
2014	8,250
2015	5,549
Thereafter	9,306

Total	$58,941

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the six months ended June 30, 2011 or 2010.

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

On November 3, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Agreement”) which provided for $230.0 million in borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a secured revolving credit facility of $30.0 million maturing in November 2015. The 2010 revolving credit facility was undrawn at closing. All amounts outstanding under the Amended Credit Agreement of $146.8 million, except for approximately $805,000 in letters of credit that remained outstanding, were prepaid in full out of proceeds from the 2010 Credit Agreement. The remainder of the proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, from the 2010 Credit Agreement were used for general corporate purposes. The 2010 Credit Agreement included an original issuance debt discount of 1% or $2.0 million which will be amortized over the term of the loan using the effective interest method and was included in the $5.1 million of debt issuance costs noted above.

Under the 2010 Credit Agreement, for both the term loans and the revolving credit facility, the Company will pay an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00%, with a LIBO rate floor of 1.50%. Depending on the type of borrowing, interest rates under the Amended Credit Agreement for the term loans were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%.

The Company pays an annual fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At origination, the 2010 Credit Agreement required the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. In addition, the 2010 Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the 2010 Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. In the first half of 2011, there was no mandatory principal prepayment under the 2010 Credit Agreement.

In April and June 2011, the Company made voluntary prepayments of $15.0 million and $10.0 million, respectively, on the 2010 Credit Agreement. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule.

As of June 30, 2011 and December 31, 2010, the outstanding principal amount of the term loans was $174.0 million and $199.5 million, respectively, with interest at 5.5%. There were no borrowings under the revolving credit facility at June 30, 2011 and December 31, 2010.

At June 30, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility and totaled $0.5 million and $0.8 million at June 30, 2011 and December 31, 2010, respectively. As a result, the available borrowings on the revolving credit facility were $29.5 million at June 30, 2011.

The following table summarizes future principal payments on the 2010 Credit Agreement as of June 30, 2011 after the voluntary prepayments were made (in thousands):

Principal Payment
2011 (remaining)	$—
2012	885
2013	1,771
2014	1,771
2015	1,771
Thereafter	167,802

Total principal payments	174,000
Less: unamortized debt discount	1,753

Net debt	$172,247

The loans require compliance with certain financial covenants. There were no material modifications to the Amended Credit Agreement’s debt covenants under the 2010 Credit Agreement, except that the fixed charge coverage ratio covenant under the Amended Credit Agreement was replaced by a maximum capital expenditures covenant under the 2010 Credit Agreement. All loans under the 2010 Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets). The 2010 Credit Agreement also requires the Company to comply with non-financial covenants that restrict or limit certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of June 30, 2011.

7. INCOME TAXES

In accordance with ASC 740, Income Taxes (“ASC 740”), the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 36.6% and 36.8%, respectively.

During the six months ended June 30, 2011, the Company established an additional liability under ASC 740-10, Income Taxes —Overall (“ASC 740-10”), of $147,000, associated with certain deductible expenses and tax credits. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of June 30, 2011, the Company had a liability for unrecognized tax benefits of $2.9 million, which included accrued interest and potential penalties of $201,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2007. Currently, the Company is under audit in the Philippines and Virginia for certain tax periods ending December 31, 2009, 2008 and 2007.

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

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP shares included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Included in cost of revenue:
Cost of consulting services and other revenues	$242	$275	$681	$440
Cost of maintenance and support services	259	225	531	435
Cost of subscription and term licenses	42	—	89	—
Cost of perpetual licenses	4	—	8	—

Total included in cost of revenue	547	500	1,309	875
Included in operating expenses:
Research and development	637	622	1,365	1,189
Sales and marketing	719	537	1,525	1,218
General and administrative	1,004	1,101	2,145	2,148
Restructuring charge	234	—	547	—

Total included in operating expenses	2,594	2,260	5,582	4,555

Total	$3,141	$2,760	$6,891	$5,430

Stock Options

During the six months ended June 30, 2011, options to purchase 310,000 shares of common stock were granted, with a weighted average grant date fair value of $4.50 as determined under the Black-Scholes-Merton valuation model. During the six months ended June 30, 2011, options were exercised at an aggregate intrinsic value of $354,000. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Six Months Ended June 30,
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility	65.8%	69.4%
Risk-free interest rate	2.4%	3.0%
Expected life (in years)	6.1	6.2

Stock option compensation expense for the three months ended June 30, 2011 and 2010 was $1.1 million and $1.3 million, respectively. Stock option compensation expense for the six months ended June 30, 2011 and 2010 was $2.5 million and $2.6 million, respectively. As of June 30, 2011, compensation cost related to unvested stock options not yet recognized in the income statement was $4.3 million and is expected to be recognized over an average period of 1.7 years.

Restricted Stock

During the six months ended June 30, 2011, the Company issued 965,000 shares of restricted stock at a weighted average grant date fair value of $7.30. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

Restricted stock awards are considered outstanding at the time of grant as the shares are issued and the stockholders are entitled to voting rights. Dividend payments are deferred until the requisite service period has lapsed; additionally, any deferred dividends will be forfeited if the award shares are forfeited by the grantee. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share. The Company’s credit agreement and shareholder’s agreement with New Mountain Capital restrict the payment of dividends.

Restricted stock compensation expense for the three months ended June 30, 2011 and 2010 was $2.0 million and $1.4 million, respectively. Restricted stock compensation expense for the six months ended June 30, 2011 and 2010 was $4.3 million and $2.7 million, respectively. As of June 30, 2011, compensation cost related to unvested shares not yet recognized in the income statement was $18.6 million and is expected to be recognized over an average period of 2.96 years.

Upon each vesting of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the six months ended June 30, 2011, the Company withheld 158,775 shares of common stock at a value of approximately $1.2 million. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

ESPP compensation expense for the three months ended June 30, 2011 and 2010 was $64,000 and $67,000, respectively. ESPP compensation expense for the six months ended June 30, 2011 and 2010 was $115,000 and $129,000, respectively. During the six months ended June 30, 2011, a total of 54,596 shares were issued under the ESPP and, as of June 30, 2011, there were 603,530 shares available under the ESPP.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C. is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the six months ended June 30, 2011 or 2010. In connection with the Company’s acquisition of WMG, New Mountain Capital, L.L.C. has agreed to waive any transaction fee payable for this transaction.

10. RESTRUCTURING CHARGES

The following table represents the restructuring liability balance at June 30, 2011 (in thousands):

	Six Months Ended June 30, 2011
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Non-cash reductions	Total Remaining Liability
2009 and 2010 Plans
Severance and benefits	$—	$—	$—	$—	$—
Facilities	749	(18)	(339)	(109)	283

Total 2009 and 2010 Plans	$749	$(18)	$(339)	$(109)	$283

2011 Plans
Q1 2011 Plan
Severance and benefits	$—	$5,502	$(2,940)	$(162)	$2,400
Facilities	—	507	(270)	—	237

Total Q1 2011 Plan	$—	$6,009	$(3,210)	$(162)	$2,637

Q2 2011 Plan
Severance and benefits	$—	$831	$(290)	$—	$541
Facilities	—	—	—	—	—

Total Q2 2011 Plan	$—	$831	$(290)	$—	$541

Total
Severance and benefits	$—	6,333	$(3,230)	$(162)	$2,941
Facilities	749	489	(609)	(109)	520

	$749	$6,822	$(3,839)	$(271)	$3,461

2011 Restructuring Activity

During each of the first and second quarters of 2011, the Company initiated plans to restructure certain of its operations to realign the cost structure and resources and to take advantage of operational efficiencies following the completion of its recent acquisitions. The total estimated restructuring costs associated with each plan are estimated to range from $9.0 million to $9.5 million for the first quarter plan and from $3.0 million to $3.5 million for the second quarter plan consisting primarily of employee severance expenses and facilities obligations. The restructuring costs will be recorded in “Restructuring Expenses”.

As a result of the restructuring plan initiated in the first quarter of 2011, the Company recorded restructuring charges in the first and second quarter of 2011 of $3.2 million and $2.3 million, respectively, for severance and benefits costs for the reduction in headcount of approximately 60 and 30 employees, respectively. As of June 30, 2011, the Company has a remaining severance and benefits liability of $2.4 million with respect to this plan which is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As part of the restructuring plan initiated in the first quarter of 2011, the Company incurred a restructuring charge in the second quarter of 2011 of $507,000 for the closure of one office location and the relinquishment of space at one office location. The remaining liability of $237,000 is reflected as “Accounts Payable and Accrued Expenses” and is expected to be fully paid in 2011.

As a result of the restructuring plan initiated in the second quarter of 2011, the Company recorded a restructuring charge of $831,000 for severance and benefits costs for the reduction in headcount of approximately 45 employees. As of June 30, 2011, the Company has a remaining severance and benefits liability of $541,000 with respect to this plan which is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

For the first and second quarter restructuring plans, the Company expects to incur the majority of the remaining estimated expenses of approximately $3.5 million and $2.7 million, respectively, through the remainder of 2011 and to pay the remaining estimated expenses by the end of the first quarter of 2012. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations.

2009 and 2010 Restructuring Activities

Severance and benefits

During the first quarter of 2010, the Company implemented a restructuring plan to eliminate certain positions in order to realign the cost structure and to allow for increased investment in other areas. As a result of this restructuring, the Company recorded a restructuring charge in the first quarter of 2010 of $937,000 for severance and benefits costs for the reduction in headcount of approximately 25 employees. The Company did not incur a restructuring charge for severance and benefits for the remainder of the year; however, adjustments were made to previously recorded charges during 2010. As of December 31, 2010, the severance and benefits liability recorded for the 2010 restructuring activity had been fully paid.

Facilities

As part of the Company’s continued effort to manage operating costs, a restructuring charge of $97,000 was recorded in the first quarter of 2010 for the closure of an office location with adjustments made to this amount in the second quarter of 2010. This amount was fully paid in the second quarter of 2010.

In connection with the Company’s acquisition of Maconomy, the Company consolidated duplicate office facilities into one location. The Company ceased using the duplicate facility in October 2010. As a result of these actions, a restructuring charge was recorded for approximately $740,000 in the fourth quarter of 2010 which included an early lease termination charge and a provision to write down leasehold improvements and furniture and equipment.

As of June 30, 2011, the Company has a remaining facility liability for the 2009 and 2010 restructuring activity of $283,000, which is expected to be paid over the next two years. This amount is reflected as “Accounts Payable and Accrued Expenses” of $167,000 and “Other Long-Term Liabilities” of $116,000 in the consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At June 30, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the 2010 Credit Agreement by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $515,000 at June 30, 2011 and $805,000 at December 31, 2010. These instruments had not been drawn on by third parties at June 30, 2011 or December 31, 2010.

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

12. SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software and related solutions and implementation and support services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one unit based upon consolidated revenue and operating costs.

The Company’s products and services are sold primarily in the United States, but also included sales through direct and indirect sales channels outside the United States, primarily in Canada, South Africa, the United Kingdom, Denmark, Sweden, Norway, the Netherlands, France and Australia.

For the three and six months ended June 30, 2011, approximately 27% and 28%, respectively, of the Company’s perpetual license revenues were generated from sales outside of the United States. For the three and six months ended June 30, 2010, approximately 8% of the Company’s perpetual license revenues were generated from sales outside of the United States.

For the three and six months ended June 30, 2011, approximately 18% and 20%, respectively, of the Company’s total revenues were generated from sales outside of the United States. For the three and six months ended June 30, 2010, approximately 8% of the Company’s total revenues were generated from sales outside of the United States.

No country outside of the United States accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2011 and 2010. No single customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011 and December 31, 2010, the Company had $59.1 million and $71.0 million, respectively, of long-lived assets held outside of the United States.

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

Company Overview

We are a leading provider of enterprise software and information solutions for government contractors and professional services firms. More than 14,500 organizations and 1.8 million users in approximately 80 countries utilize Deltek solutions to research and identify opportunities, win new business, optimize resources, streamline operations, and deliver more profitable projects. Deltek’s customers span vertical markets including government contracting, architecture and engineering, accounting, legal, public relations and advertising, consulting and research.

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

In November 2010, we extended and expanded our existing credit facility. The extended credit facility provides for $230 million in aggregate borrowings, consisting of $200 million in term loans maturing in November 2016 and a $30 million revolving credit facility maturing in 2015. As of June 30, 2011, we have repaid $26 million on the term loans, leaving a principal amount of $174 million.

In March 2011, we acquired The Washington Management Group, Inc. (“WMG”), and its FedSources (“FSI”) and FedSources Consulting (“FSI Consulting”) businesses. WMG offers comprehensive GSA schedule consulting, and FSI and FSI Consulting provide leading market intelligence necessary to identify, qualify, and win government business.

We generally have three types of revenue:

•	Product revenues, which includes perpetual and term license revenue and subscription revenue related to the software and information solutions we offer;

•

Consulting revenue from professional services we provide to assist customers with the implementation of our software and solutions or to assist customers with market assessments relating to the sale of products and services to the U.S. Government, as well as education and training related to our software and solutions; and

•	Maintenance and support revenue related to the products we license.

Our continued growth depends, in part, on our ability to generate revenue from additional customers and to continue to expand our presence by selling new and additional products and solutions within our existing installed base of customers.

In our management decision making, we continuously balance our need to achieve short-term financial and operational goals with the equally critical need to continuously invest in our products, services, solutions and infrastructure to ensure our future success. In making decisions around spending levels in our various functional organizations, we consider many factors, including:

•	Our ability to expand our presence in and penetration of existing markets and customers;

•	The extent to which we can sell new products, services and solutions to existing customers and sell upgrades to applications from legacy products in our current portfolio;

•	Our success in selling our products, services and solutions through our partner network; and

•	Our ability to expand our presence in new horizontal and vertical markets and broaden our reach geographically.

We have acquired companies to broaden the products, services and solutions we offer, expand our customer base and expand into new geographies. The products and solutions of the acquired companies provide our customers with additional functionality and technology that complements the functionality and technology of our own established products.

In evaluating our financial condition and operating performance, we consider a variety of factors including, but not limited to, the following:

•

The growth rates of the individual components of our revenues (product-related revenue, consulting revenue and maintenance and support revenue) relative to recent historical trends and the growth rate of the overall market as reported or predicted by industry analysts;

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

Our total revenue for the three months ended June 30, 2011 increased by $23.5 million to $88.0 million as compared to $64.5 million for the three months ended June 30, 2010. The increase in our total revenue included increases in our product revenue, consulting services revenue and maintenance and support services revenue.

Our product revenue (perpetual licenses, term licenses and subscription revenue) for the three months ended June 30, 2011 increased by $10.2 million to $24.8 million as compared to $14.6 million for the three months ended June 30, 2010. While the increase in product revenues was largely attributable to our continuing momentum in the professional services (Maconomy and Vision products) market following our acquisition of Maconomy in 2010, it was also attributable to the continued development of our subscription revenue relating primarily to our acquisitions of INPUT and FSI and our development of the GovWin network. Our product revenue for the three months ended June 30, 2011, however was impacted by lower perpetual license fee revenue from our GovCon products (Costpoint, GCS Premier and EPM) as compared to the prior-year period.

While we expect that our perpetual licenses revenue will continue to account for the majority of our product revenue in the near term, we expect to continue to increase our sale of software licenses on a term basis. We also believe that our subscription revenue will continue to increase, as our Information Solutions offerings, which combined INPUT’s and FSI’s opportunity intelligence and market analysis with the GovWin network and our project management, financial management and CRM solutions, makes us the only company in the industry that can deliver solutions across the broad spectrum of government contracting requirements and all facets of these customers’ businesses. Our subscription and term licenses revenue was $9.8 million for the three months ended June 30, 2011, while there was negligible subscription and term licenses revenue for the three months ended June 30, 2010, since this predated the acquisitions of INPUT and FSI.

While the timing and extent of any economic recovery among professional services firms remains uncertain, we expect that our acquisition of Maconomy will enable our continued expansion into other parts of the broader professional services marketplace, both domestically and internationally. As a result, we expect our professional services solutions to account for a larger percentage of our overall license fee revenue as compared to recent periods. At the same time, we believe that the high level of scrutiny and visibility of government contracting spending and the need to ensure that government projects are successfully completed on time and on budget continue to be important factors driving many of our customers to use our earned value management and project scheduling applications across large segments of their organizations. However, the continuing focus on government spending, especially at the Federal level, and attempts to reduce this spending are creating uncertainty regarding the level and timing of government spending, and this may cause potential customers in the government contract arena to delay or scale back their plans to purchase our solutions.

Our consulting services and other revenues for the three months ended June 30, 2011 increased by $6.6 million to $23.8 million as compared to $17.2 million for the three months ended June 30, 2010. This was primarily the result of increased professional services revenue related to our Maconomy product line. We believe that continued growth in sales of our Maconomy product line will also positively impact our consulting services revenue over the course of 2011, though continued issues in the government contracting and professional services markets may constrain our consulting services revenue.

Our maintenance and support services revenue increased $6.7 million for the three months ended June 30, 2011 to $39.4 million as compared to $32.7 million for the three months ended June 30, 2010. Our maintenance and support revenue continues to be strong across our entire portfolio of solutions. We believe the increase in total revenue continues to reflect the strength and diversity of our solutions portfolio, the addition of new product lines as a result of our acquisitions, our strong competitive position, and continuing confidence among our customers despite the economic uncertainty. In recent years, revenue from maintenance services has increased as a percentage of our total revenue. We expect revenue from maintenance services to remain a significant source of our total revenue as a result of additional sales of software licenses in the future, our high maintenance retention rates and the positive impact of our acquisition of Maconomy on software license and maintenance revenues. We expect that renewals of maintenance services in 2011, including with respect to our Maconomy product line, will result in an increase in maintenance revenue as compared to 2010.

In the second quarter of 2011, we recorded a net operating loss of $1.9 million as compared to net operating income of $7.0 million for the three months ended June 30, 2010 and net operating loss of $7.1 million for the three months ended March 31, 2011. The difference between the second quarter 2011 net operating loss and net operating income for the prior year period was primarily attributable to expenses we incurred in connection with our recent acquisitions, including transaction, integration and restructuring costs. We expect these costs and expenses to decline over the remainder of 2011. We believe that the products and solutions we acquired, the new solutions we offer and our expanded licensing models have given us a more compelling platform for expanding our business in a challenging economic environment.

In the first and second quarters of 2011, we initiated plans to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the recent acquisitions. We anticipate restructuring charges in 2011 in connection with these plans and as we continue to integrate our business and allow for increased investment in key strategic objectives. We will continue to proactively manage our business to control operating expenses and realign resources in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Goodwill, Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Product Revenues(2)
Perpetual licenses(2)	$15.0	$14.5	$0.5	3	$29.6	$28.5	$1.1	4
Subscription and term licenses(2)	9.8	0.1	9.7	—	16.8	0.1	16.7	—

Total product revenues	24.8	14.6	10.2	70	46.4	28.6	17.8	62
Maintenance and support services	39.4	32.7	6.7	20	77.6	65.3	12.3	19
Consulting services and other revenues(1)	23.8	17.2	6.6	39	44.0	34.4	9.6	28

Total revenues	$88.0	$64.5	$23.5	36	$168.0	$128.3	$39.7	31

COST OF REVENUES:
Cost of product revenues(2)
Cost of perpetual licenses(2)	$1.9	$0.9	$1.0	98	$3.6	$1.8	$1.8	91
Cost of subscription and term licenses(2)	5.1	0.3	4.8	—	9.1	0.4	8.7	—

Cost of product revenues	7.0	1.2	5.8	—	12.7	2.2	10.5	—
Cost of maintenance and support services	6.3	6.1	0.2	4	13.3	12.2	1.1	9
Cost of consulting services other revenues(1)	21.7	16.2	5.5	34	39.4	30.8	8.6	28

Total cost of revenues	$35.0	$23.5	$11.5	49	$65.4	$45.2	$20.2	45

GROSS PROFIT	$53.0	$41.0	$12.0	29	$102.6	$83.1	$19.5	23

OPERATING EXPENSES:
Research and development	$15.8	$11.7	$4.1	34	$33.3	$22.9	$10.4	46
Sales and marketing	22.6	11.4	11.2	99	44.8	22.4	22.4	100
General and administrative	12.9	11.0	1.9	18	26.6	20.7	5.9	28
Restructuring charge (benefit)	3.6	(0.1)	3.7	—	6.8	0.9	5.9	—

Total operating expenses	$54.9	$34.0	$20.9	61	$111.5	$66.9	$44.6	67

(LOSS) INCOME FROM OPERATIONS	$(1.9)	$7.0	$(8.9)	(127)	$(8.9)	$16.2	$(25.1)	(155)
Interest income	0.0	0.0	0.0	—	0.1	0.0	0.1	205
Interest expense	(2.9)	(2.3)	(0.6)	27	(5.9)	(5.0)	(0.9)	18
Other income (expense), net	0.0	(0.1)	0.1	—	(0.3)	(0.0)	(0.3)	—

(LOSS) INCOME BEFORE INCOME TAXES	(4.8)	4.6	(9.4)	(202)	(15.0)	11.2	(26.2)	(234)
Income tax (benefit) expense	(1.8)	1.7	(3.5)	(203)	(5.5)	4.1	(9.6)	(233)

NET (LOSS) INCOME	$(3.0)	$2.9	$(5.9)	(202)	$(9.5)	$7.1	$(16.6)	(235)

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

(2)

“Product revenues”, which is comprised of “Perpetual licenses” and “Subscription and term licenses” is included in the statement of operations. “Software license fees” and “Subscription and recurring revenues” have been re-characterized as “Perpetual licenses” and “Subscription and term licenses”, respectively. The Cost of Revenues was conformed accordingly.

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Product Revenues
Perpetual licenses	$15.0	$14.5	$0.5	3	$29.6	$28.5	$1.1	4
Subscription and term licenses	9.8	0.1	9.7	—	16.8	0.1	16.7	—

Total product revenues	24.8	14.6	10.2	70	46.4	28.6	17.8	62
Maintenance and support services	39.4	32.7	6.7	20	77.6	65.3	12.3	19
Consulting services and other revenues	23.8	17.2	6.6	39	44.0	34.4	9.6	28

Total revenues	$88.0	$64.5	$23.5	36	$168.0	$128.3	$39.7	31

Product Revenues

Our software applications are generally licensed to end-user customers under perpetual and term license agreements. We sell our software applications to end-user customers mainly through our direct sales force, as well as indirectly through our network of alliance partners and resellers. The timing of the sales cycle for our products varies in length based upon a variety of factors, including the size of the customer, the product being sold and whether the customer is a new or existing customer. While price is an important consideration, we primarily compete on product features, functionality and the needs of our customers within our served markets.

Our subscription and term revenues are comprised of fees derived from arrangements in which the Company’s customers subscribe to information solutions and to certain other software products and services.

For the three and six months ended June 30, 2011, our product revenues (perpetual licenses, term licenses and subscription revenue) increased by $10.2 million and $17.8 million, respectively, to $24.8 million and $46.4 million, respectively, as compared to $14.6 million and $28.6 million for the three and six months ended June 30, 2010, respectively. The increase in product revenues was primarily attributable to our continuing momentum in the professional services market following our acquisition of Maconomy in 2010 of $3.0 million and $6.6 million for the three and six months ended June 30, 2011, respectively. In addition, the increase was attributed to the continued development of our subscription revenue of $9.8 million and $16.8 million, respectively, related primarily to our acquisitions of INPUT and FSI. However, our product revenues for the three and six months ended June 30, 2011 were impacted by lower perpetual license fee revenue of $2.5 million and $5.5 million, respectively, from our GovCon products.

Perpetual Licenses

Perpetual license revenues increased $0.5 million, or 3%, to $15.0 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. In 2011, we recognized additional revenue of $3.0 million from professional services perpetual licenses. This was offset by lower perpetual license revenues from our GovCon products of $2.5 million compared to the prior year.

Perpetual license revenues increased $1.1 million, or 4%, to $29.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. In 2011, we recognized additional revenue of $6.6 million from professional services perpetual licenses. This was offset by lower perpetual license fee revenues from our GovCon products of $5.5 million compared to the prior year.

We believe the uncertainty regarding the level and timing of U.S. government spending and the status of the U.S. government debt has impacted government contract spending and has impacted our perpetual licenses revenue because certain of our government contracting customers have delayed or scaled back their purchasing decisions amid the uncertainty surrounding the Federal budget and the U.S. government debt. While we expect continued demand for our products, we nonetheless may not experience the same level of demand during the remainder of 2011 when compared to historical periods for our software solutions.

Subscription and Term Licenses

Subscription and term license revenues were $9.8 million and $16.8 million for the three and six months ended June 30, 2011, respectively. These revenues were primarily attributable to the products and services we added to our portfolio with the acquisition of INPUT in October 2010 and FSI in March 2011. In addition, these revenues include software solutions sold on a subscription or term basis. We believe that our subscription and term license revenues associated with our acquisitions of INPUT and FSI as well as product solutions sold on a subscription basis, will account for a significant component of our total revenue for the remainder of 2011.

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

Maintenance revenues increased $6.7 million, or 20%, to $39.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Maintenance revenues from our GovCon products collectively increased $1.8 million year over year as a result of strong renewals and a higher installed base. In addition, we recognized maintenance revenues of $4.9 million in 2011 from professional services maintenance contracts.

Maintenance revenues increased $12.3 million, or 19%, to $77.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Maintenance revenues from our GovCon products collectively increased $3.5 million year over year as a result of strong renewals and a higher installed base. In addition, we recognized maintenance revenues of $8.5 million in 2011 from professional services maintenance contracts. The sales allowance decreased slightly by $0.3 million.

We expect that maintenance revenues will continue to be a significant source of revenue for the remainder of 2011 given our continued sales of perpetual license software, high maintenance retention rate and our stable base of customers.

Consulting and Other Revenues

Our consulting service revenues are generated from software implementation and related project management and data conversions, as well as training, education and other consulting services associated with our software applications and other solutions. These services have typically been provided on a time-and-materials basis. Our other revenues consist primarily of fees collected for our annual user conference, which generally is held in the second quarter of the year.

Consulting services and other revenues increased $6.6 million, or 39%, to $23.8 million for the three months ended June 30, 2011 compared to three months ended June 30, 2010. Our software implementation consulting services revenue increased $8.1 million due to the additional sales of consulting services to Maconomy, WMG and FSI customers. This was offset by other consulting services of $1.6 million. Other revenue increased by $0.3 million.

Consulting services and other revenues increased $9.6 million, or 28%, to $44.0 million for the six months ended June 30, 2011 compared to six months ended June 30, 2010. Our software implementation consulting services revenue increased $14.1 million due to the additional sales of consulting services to Maconomy, WMG and FSI customers. This was offset by a decrease in other consulting services of $5.0 million. Other revenue increased by $0.5 million.

We expect continued demand in 2011 for consulting services from customers due to additional purchases of our applications and the expansion of their use of our software and solutions.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of product revenues
Cost of perpetual licenses	$1.9	$0.9	$1.0	98	$3.6	$1.8	$1.8	91
Cost of subscription and term licenses	5.1	0.3	4.8	—	9.1	0.4	8.7	—

Total cost of product revenues	7.0	1.2	5.8	—	12.7	2.2	10.5	—
Cost of maintenance and support services	6.3	6.1	0.2	4	13.3	12.2	1.1	9
Cost of consulting services and other revenues	21.7	16.2	5.5	34	39.4	30.8	8.6	28

Total cost of revenues	$35.0	$23.5	$11.5	49	$65.4	$45.2	$20.2	45

Cost of Perpetual Licenses

Our cost of perpetual licenses consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

For the three and six months ended June 30, 2011, cost of perpetual licenses increased by $1.0 million and $1.8 million respectively, to $1.9 million and $3.6 million, respectively, compared to the three and six months ended June 30, 2010 due primarily to the amortization of purchased acquired technology.

Cost of Subscription and Term Licenses

Our cost of subscription and term licenses is comprised of compensation expenses, and facility and other expenses incurred in providing subscription services, as well as the amortization of acquired purchased intangible assets. These costs are primarily attributable to the products and services we added to our portfolio with the acquisition of INPUT in October 2010 and FSI in March 2011.

Cost of subscription and term licenses is $5.1 million for the three months ended June 30, 2011 compared to $0.3 million for the three months ended June 30, 2010. The increase in the cost of subscription and term licenses is attributed to increases of $3.4 million for labor and related benefits, $0.8 million for amortization of purchased intangible assets and $0.7 million for facility expenses.

Cost of subscription and term licenses is $9.1 million for the six months ended June 30, 2011 compared to $0.4 million for the six months ended June 30, 2010. The increase in the cost of subscription and term licenses revenues is attributed to increases of $6.1 million for labor and related benefits, $1.5 million for amortization of purchased intangible assets and $1.1 million for facility expenses.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of compensation expenses and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance and support services increased $0.2 million, or 4%, to $6.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily attributed to royalties for third-party products which are embedded or sold along with our perpetual licenses.

Cost of maintenance and support services increased $1.1 million, or 9%, to $13.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was attributed to increases in labor and related benefits of $0.7 million, facility expenses of $0.2 million, royalties for third-party products which are embedded or sold along with our perpetual licenses of $0.1 million, and other expenses of $0.1 million.

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

Cost of consulting services and other revenues increased $5.5 million, or 34%, to $21.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, which was primarily attributed to increases in labor and related benefits of $5.0 million due to increased headcount, third-party contractor expenses of $0.3 million and costs related to our annual user conference of $0.2 million.

Cost of consulting services and other revenues increased $8.6 million, or 28%, to $39.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, which was primarily attributed to increases in labor and related benefits of $8.1 million due to increased headcount, third-party contractor expenses of $0.4 million, costs related to our annual user conference of $0.2 million, and other expenses of $0.1 million. These costs are offset by decreases in travel expenses of $0.2 million.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$15.8	$11.7	$4.1	34	$33.3	$22.9	$10.4	46
Sales and marketing	22.6	11.4	11.2	99	44.8	22.4	22.4	100
General and administrative	12.9	11.0	1.9	18	26.6	20.7	5.9	28
Restructuring charge	3.6	(0.1)	3.7	—	6.8	0.9	5.9	—

Total operating expenses	$54.9	$34.0	$20.9	61	$111.5	$66.9	$44.6	67

Research and Development

Our product development expenses consist primarily of compensation expenses, third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $4.1 million, or 34%, to $15.8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The principal drivers of the increase were higher labor costs and related benefits of $3.2 million resulting primarily from increased headcount attributable to the Maconomy, INPUT and WMG acquisitions, facility expenses of $0.4 million, third-party contractor expenses of $0.3 million, travel expenses of $0.1 million and other expenses of $0.1 million.

Research and development expenses increased by $10.4 million, or 46%, to $33.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The principal drivers of the increase were higher labor costs and related benefits of $9.5 million resulting primarily from increased headcount attributable to the Maconomy, INPUT and WMG acquisitions, facility expenses of $1.0 million and travel expenses of $0.3 million offset by a decrease in other expenses of $0.4 million.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries and related costs, commissions paid to our sales team and the cost of marketing programs (including our demand generation efforts, advertising, events, marketing and corporate communications, field marketing and product marketing), and other expenses associated with our sales and marketing activities. Sales and marketing expenses also include amortization expense for acquired intangible assets associated with customer relationships, which arise from our acquisitions.

Sales and marketing expenses increased by $11.2 million, or 99%, to $22.6 million for the three months ended June 30, 2011 compared to three months ended June 30, 2010. The increase was due to increases in labor and related benefits of $6.8 million primarily from an increase in headcount attributable to the Maconomy, INPUT and WMG acquisitions, amortization of purchased intangibles of $1.9 million, facility expenses of $1.2 million, select marketing programs of $1.0 million, travel of $0.7 million and commissions of $0.3 million offset by decreased other expenses of $0.7 million.

Sales and marketing expenses increased by $22.4 million, or 100%, to $44.8 million for the six months ended June 30, 2011 compared to six months ended June 30, 2010. The increase was primarily due to increases in labor and related benefits of $13.3 million primarily from an increase in headcount attributable to the Maconomy, INPUT and WMG acquisitions, amortization of purchased intangibles of $3.6 million, facility expenses of $2.5 million, select marketing programs of $1.4 million, travel of $1.4 million, commissions of $0.7 million and professional services fees of $0.2 million offset by a decrease in other expenses of $0.7 million.

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

General and administrative expenses increased by $1.9 million, or 18%, to $12.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase resulted from increases in facility expenses of $1.0 million, labor and related benefits of $0.9 million, other expenses of $0.8 million and bad debt expenses of $0.1 million offset by decreases in professional services fees of $0.9 million.

General and administrative expenses increased by $5.9 million, or 28%, to $26.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase resulted from increases in labor and related benefits of $2.8 million, facility expenses of $1.4 million, corporate sales taxes of $0.4 million, professional services fees of $0.2 million, bad debt expenses of $0.3 million and other expenses of $0.8 million.

Restructuring Charge

During the first half of 2011, we initiated plans in each of the first and second quarters to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the recent acquisitions. The total estimated restructuring costs associated with each plan are estimated to range from $9.0 million to $9.5 million for the plan in the first quarter of 2011 and an estimated range from $3.0 million to $3.5 million for the plan in the second quarter of 2011 consisting primarily of employee severance expenses and facilities obligations. As a result of this restructuring, we recorded a restructuring charge in the first half of 2011 of $6.3 million for severance and benefits costs for the reduction in headcount of approximately 135 employees. Also as part of the restructuring plan initiated in the first quarter of 2011, the Company incurred a restructuring charge in the second quarter of 2011 of $0.5 million for the closure of one office location and the relinquishment of space at one office location. We expect to incur the majority of the approximately $6.2 million remaining estimated expenses pursuant to these restructuring plans through the remaining part of 2011, with all expenses being incurred by the end of the first quarter of 2012. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations. See Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 10, Restructuring Charge.

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

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three and six months ended June 30, 2011, when compared with the comparable periods in 2010.

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$2.9	$2.3	$0.6	27	$5.9	$5.0	$0.9	18

Interest expense increased $0.6 million to $2.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $0.9 million to $5.9 million for the six months ended June 30, 2011 compared to the same period in the prior year. This was primarily attributed to an increase in the average debt outstanding of approximately $40 million and $27 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increased debt is attributed to the 2010 Credit Agreement that was entered into in November 2010. The effective interest rate remained relatively flat at 6.0% for the three and six months ended June 30, 2011 and 2010.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
Income tax (benefit) expense	$(1.8)	$1.7	$(3.5)	(203)	$(5.5)	$4.1	$(9.6)	(233)

Income tax expense for the three months ended June 30, 2011 decreased $3.5 million to a $1.8 million benefit compared to $1.7 million of expense for the three months ended June 30, 2010. As a percentage of pre-tax income, income tax expense was 37.4% and 37.1% for the three months ended June 30, 2011 and 2010, respectively.

Income tax expense for the six months ended June 30, 2011 decreased $9.6 million to a $5.5 million benefit compared to $4.1 million of expense for the six months ended June 30, 2010. As a percentage of pre-tax income, income tax expense was 36.6% and 36.8% for the six months ended June 30, 2011 and 2010, respectively. The income tax expense for 2011 is lower than the income tax expense for 2010 due primarily to lower pre-tax income.

During the three months ended June 30, 2011, the Company established an additional liability of approximately $0.1 million associated with certain deductible expenses, tax credits and associated interest on prior period ASC 740-10 adjustments.

Credit Agreement

We have maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005. In August 2009, we amended the Credit Agreement (the “Amended Credit Agreement”). As a result of the amendment, we extended the maturity of $129.4 million of term loans to April 22, 2013. In addition, the expiration of $22.5 million of our $30.0 million revolving credit facility (no amounts were outstanding) was also extended to April 22, 2013.

In November 2010, we amended and extended the Credit Agreement (the “2010 Credit Agreement”), providing for $230.0 million in aggregate borrowings, consisting of $200 million in secured term loans maturing in November 2016 and a $30.0 million secured revolving credit facility maturing in November 2015. The 2010 revolving credit facility was undrawn at closing. All prior amounts outstanding under the Credit Agreement (approximately $146.8 million) were prepaid in full out of proceeds from the new term loans. The remaining proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, were used for general corporate purposes. The amendment and extension included an original issuance debt discount of 1%, or $2.0 million, which, along with the deferred debt issuance costs, will be amortized over the term of the loan using the effective interest method. The original issue debt discount was included in the $5.1 million of debt issuance costs noted above.

Under the 2010 Credit Agreement for both the term loans and the revolving credit facility, we pay an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00%, with a LIBO rate floor of 1.50%. Interest rates prior to the 2010 Credit Agreement were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%, depending on the type of borrowing.

We pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At origination, the 2010 Credit Agreement required us to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. In April and June 2011, we made voluntary prepayments of $15.0 million and $10.0 million, respectively, on the 2010 Credit Agreement. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule. Through principal payments and the application of voluntary principal prepayments, according to the 2010 Credit Agreement, we have satisfied $3.0 million of mandatory principal repayment through June 2012.

As of June 30, 2011 and December 31, 2010, the outstanding principal amount of the term loans was $174.0 million and $199.5 million, respectively, excluding the reduction of the unamortized debt discount of $1.8 million at June 30, 2011, and there were no borrowings outstanding under the revolving credit facility, except for letters of credit totaling less than $1.0 million.

All loans under the 2010 Credit Agreement are collateralized by substantially all of our assets (including our domestic subsidiaries’ assets) and require us to comply with certain financial covenants. There were no material modifications to our debt covenants under the 2010 Credit Agreement, except that the fixed charge coverage ratio covenant was replaced by a maximum capital expenditures covenant. Other covenants require us to maintain defined minimum levels of interest coverage and provide for a limitation on our leverage ratio.

The following table summarizes the significant financial covenants under the 2010 Credit Agreement (adjusted EBITDA below is based on the terms of the 2010 Credit Agreement):

Covenant Requirement	Calculation	As of June 30, 2011		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	6.58	Greater than 3.00 to 1.00

Capital Expenditure	Capital Expenditure not to exceed required level	Less than $18.0 million	$5.0 million	$10.0 million in 2012

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.40 to 1.00	2.61	2.50 to 1.00 effective January 1, 2014

The 2010 Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay cash dividends.

Based on our current and expected performance, we believe we will continue to satisfy the financial covenants of the 2010 Credit Agreement for the foreseeable future.

As of June 30, 2011, we were in compliance with all covenants under the 2010 Credit Agreement.

The 2010 Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow, and from the net proceeds of certain asset sales or equity issuances. We did not make an annual excess cash flow payment in the first quarter of 2011, under the 2010 Credit Agreement, due to the permitted acquisitions that occurred during 2010 and there were no other required mandatory prepayments during the first half of 2011. The 2010 Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances so that our leverage ratio (as defined in the 2010 Credit Agreement) is less than 3.00, on or before December 31, 2011, or 2.75, anytime thereafter.

Liquidity and Capital Resources

Overview of Liquidity

Our primary operating cash requirements include the payment of salaries, incentive compensation and related benefits, and other headcount-related costs as well as the costs of office facilities and information technology systems. We fund these requirements through cash collections from our customers for the purchase of our software, subscriptions, consulting services and maintenance services. Amounts due from customers for software licenses, subscriptions and maintenance services are generally billed in advance of the contract period.

The cost of our acquisitions has been financed with available cash flow and, to a very limited extent, term loan and revolving credit facility borrowings.

We utilize our revolving credit facility for the additional purpose of providing the required guarantee related to certain letters of credit for our real estate leases. At June 30, 2011, the total amount of letters of credit guaranteed under the revolving credit facility was $0.5 million. As a result, available borrowings on the revolving credit facility at June 30, 2011 were $29.5 million.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months. In addition, our 2010 Credit Agreement provides for greater financial flexibility by extending our debt repayment requirements over a longer term.

We also believe that our aggregate cash balance of $48.5 million as of June 30, 2011, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), will be sufficient to cover the payments due over the near term under the 2010 Credit Agreement.

In April and June 2011, we made voluntary prepayments of $15.0 million and $10.0 million, respectively, on the 2010 Credit Agreement. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule. We may continue to prepay debt in the future.

In the future, however, we may require additional liquidity to fund our operations, strategic investments and acquisitions, and debt repayment obligations, which could entail raising additional funds or modifying the terms of our 2010 Credit Agreement.

Analysis of Cash Flows

For the six months ended June 30, 2011, we generated cash from operating activities of $29.4 million compared to $40.7 million during the comparable period for 2010. The decrease of $11.3 million was primarily due to a decrease in net income of $16.6 million offset by an increase in non-cash adjustments to net income of $8.1 million.

Net cash used in investing activities was $33.3 million for the six months ended June 30, 2011, compared to $16.9 million used during the comparable period of 2010. Our use of cash for investing activities in the first half of 2011 was primarily for the acquisition of WMG for $25.7 million, payment of contingent consideration for the purchase of the assets of S.I.R.A., Inc. of $1.0 million and the purchase of property and equipment of $6.5 million. Our use of cash for investing activities in the first half of 2010 was for the purchase of short-term investments consisting of Maconomy stock of $9.3 million, purchase of the assets of S.I.R.A., Inc. for $6.1 million and the purchase of property and equipment of $1.5 million.

Net cash used in financing activities was $25.8 million for the six months ended June 30, 2011, which was primarily related to $25.5 million in debt repayments and $1.2 million for shares withheld for minimum tax withholdings on vested restricted stock. This was offset by proceeds from stock option exercises, and the related tax benefit on stock awards, as well as the issuance of stock under our employee stock purchase plan of $0.9 million.

Net cash used in financing activities was $25.8 million for the six months ended June 30, 2010, which primarily related to $27.0 million in debt repayments and $0.7 million for shares withheld for minimum tax withholdings on vested restricted stock. This was offset by proceeds from stock option exercises, the related tax benefit on stock awards, as well as the issuance of stock under our employee stock purchase plan of $1.9 million.

The impact of foreign exchange rates on cash flows was $1.6 million for the six months ended June 30, 2011 compared to $0 for the comparable period of 2010. This is primarily attributed to the acquisition of Maconomy in July 2011 which increased our international operations.

Impact of Seasonality

Fluctuations in our quarterly perpetual licenses revenues historically reflect, in part, seasonal fluctuations driven by our customers’ procurement cycles for enterprise software and other factors. These factors historically yield a peak in perpetual licenses revenue in the fourth quarter due to increased spending by our customers during that time. However, as a result of the current economic environment, the seasonality of our business was impacted by our customers’ views of their economic outlook. Therefore, past seasonality may not be indicative of current or future seasonality.

Our consulting services revenues are impacted by perpetual license sales, the availability of consulting resources to work on customer implementations, and the adequacy of our contracting activity to maintain full utilization of available resources. As a result, services revenues are much less subject to seasonal fluctuations.

Revenues from our maintenance and support services as well as our subscription and term licenses are not subject to significant seasonal fluctuations.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition that became effective beginning January 1, 2011. The provisions in the accounting standards could have been adopted prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We elected to adopt the standards prospectively and they did not have a material impact on our consolidated financial statements upon adoption.

ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.

In the second half of the year, we will begin selling a combined product offering of perpetual licenses and subscription services. We are implementing ASU 2009-13 to determine our estimate of selling price to allocate arrangement consideration for revenue recognition purposes for this new selling arrangement.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. The ASU amends various fair value guidance such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, the ASU expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements from the adoption of ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which changes the manner in which comprehensive income is presented in the financial statements. The guidance in ASU 2011-05 removes the current option to report other comprehensive income (OCI) and its components in the statement of changes in equity and requires entities to report this information in one of two options. The first option is to present this information in a single continuous statement of comprehensive income starting with the components of net income and total net income followed by the components of OCI, total OCI, and total comprehensive income. The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. The ASU does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of the ASU applied retrospectively for all periods presented in the financial statements. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements; however we do expect the adoption to change the presentation of other comprehensive income in our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At June 30, 2011, we had $48.5 million in cash and cash equivalents. Our interest expense associated with our term loans and revolving credit facility can vary with market rates. As of June 30, 2011, we had approximately $174.0 million of the principal amount in debt outstanding, which was effectively set at a fixed rate at June 30, 2011, due to the LIBO rate floor established of 1.5% in the 2010 Credit Agreement and the LIBO rate at June 30, 2011 being below the established floor. However, an increase in the LIBO rate above the LIBO rate floor subsequent to June 30, 2011 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our possible variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the discussion above.

Based on the investment interest rate and our cash and cash equivalents balance as of June 30, 2011, a hypothetical 1% decrease in interest rates would have an insignificant impact on our earnings and cash flows on an annual basis. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in U.S. Dollars. However, since a growing portion of our operations consists of activities outside of the United States, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona, the Norwegian kroner and the Euro. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during 2010, 2009, or 2008. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net income by less than $1.0 million during the three and six months ended June 30, 2011. Our net assets at June 30, 2011 would have been impacted by less than $8.5 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic downturns or unfavorable changes in the financial and credit markets in both the United States and broader international markets, including economic recessions, could have an adverse effect on the operations, budgets and overall financial condition of our customers. For instance, a downgrade of the U.S. Government’s credit rating, regardless of whether a default by the U.S. Government on its debt occurs, could create broader financial turmoil and uncertainty and affect the key sectors in which our customers operate.

As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased or could be forced into a bankruptcy or restructuring process, which could limit our ability to recover amounts owed to us. If any of our customers cease operations or file for bankruptcy protection, our ability to recover amounts owed to us for perpetual licenses, consulting and implementation services or software maintenance may be severely impaired.

In addition, the financial and overall condition of third-party solutions’ providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the six months ended June 30, 2011, resellers accounted for approximately 12% of our perpetual licenses revenue.

We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, or of any disruption in the financial and credit markets, whether as a result of uncertainty surrounding the U.S. Government debt or otherwise. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition, cash flow, and results of operations could be materially adversely affected.

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

Historically, our operating results have varied from quarter to quarter and from year to year. Consequently, we believe that investors should not view our historical revenue and other operating results as an indicator of our future performance. A number of factors contribute to the variability in our revenue and other operating results, including the following:

•	global and domestic economic and financial conditions;

•	the number and timing of major customer contract wins, which tend to be unpredictable and which may disproportionately impact our perpetual licenses revenue and operating results;

•	the highest concentration of our software license sales is typically in the last month of each quarter resulting in diminished predictability of our quarterly results;

•	the higher concentration of our software license sales in the last quarter of each fiscal year, resulting in diminished predictability of our annual results;

•	the discretionary nature of our customers’ purchases, varying budget cycles and amounts available to fund purchases resulting in varying demand for our products and services;

•	delays or deferrals by customers in the implementation of our products;

•	the level of product and price competition;

•	the length of our sales cycles;

•	the timing of recognition of deferred revenue;

•	any significant change in the number of customers renewing or terminating maintenance agreements with us;

•	our ability to deliver and market new software enhancements and products;

•	announcements of technological innovations by us or our competitors;

•	the relative mix of products and services we sell;

•	developments with respect to our intellectual property rights or those of our competitors; and

•	our ability to attract, train and retain qualified personnel.

As a result of these and other factors, our operating results may fluctuate significantly from period to period and may not meet or exceed the expectations of securities analysts or investors. In that event, the price of our common stock could be adversely affected.

Our continued expansion of licensing vehicles, including subscription and on-demand pricing for our software and information solutions, could delay the recognition of revenue into subsequent quarters, and our operating results in any particular quarter may not be reflective of our actual performance.

As we continue to provide additional licensing and subscription opportunities to our customers, the existing accounting rules may require us to delay the recognition of revenue into subsequent quarters. This could also be the case if, for example:

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

•

we sell subscription offerings in conjunction with perpetual licenses and we are not able to separate recognition of the perpetual licenses revenue and must therefore recognize revenue ratably over the subscription term;

•	the software transactions involve payment terms that are longer than our standard payment terms, fees that depend upon future contingencies or include fixed-price deliverable elements; or

•

under the applicable accounting requirements, we are unable to separate recognition of perpetual licenses revenue from maintenance or other services-related revenue, thereby requiring us to defer perpetual licenses revenue recognition until the services are provided.

Deferral of perpetual licenses revenue may result in significant timing differences between the completion of a sale and the actual recognition of the revenue related to that sale. In addition we generally recognize commission and other sales-related expenses associated with sales at the time they are incurred. As a result, our operating results in any particular quarter may not be reflective of our actual performance.

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

In 2010 and 2011, we completed our acquisitions of INPUT and FSI, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions thereby expanding our network of government contractor customers.

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

As of June 30, 2011, we had customers in approximately 80 countries and we have facilities or operations in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands, Belgium and Australia.

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

We have customers in approximately 80 countries and international markets that accounted for approximately 28% of our total perpetual licenses revenue for the six months ended June 30, 2011. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners, or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products and services in international markets and successfully integrate acquired businesses. If we are unable to further our expansion into international markets, or if we are unable to realize the benefits we expect to achieve from our recent acquisition of Maconomy or any future international operation that we acquire, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired, and intend to continue to acquire, complementary businesses, technologies, product lines or services organizations. In July 2010, we completed our acquisition of Maconomy, an international provider of software solutions to professional services firms. In 2010 and 2011, we completed our acquisitions of INPUT and FSI, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions. These acquisitions added approximately 500 employees to our existing employee base and expanded our operations into five new countries—Denmark, Norway, Sweden, Belgium and the Netherlands. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

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

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance and support services constituted approximately 46% and 51% of our total revenue for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, we had approximately $174.0 million of outstanding principal amount of the term loans under our existing credit facility at interest rates which are subject to market fluctuation. These term loans mature in November 2016. Our existing credit facility also provides for a $30.0 million revolving credit facility maturing in November 2015. Our indebtedness and related obligations could have important future consequences to us, such as:

•

potentially limiting our ability to obtain additional financing or finance our existing debt to fund growth, working capital, capital expenditures or to meet existing debt service or other cash requirements;

•

exposing us to the risk of increased interest costs if the underlying interest rates rise significantly or if credit markets are affected by lingering global economic conditions, such as uncertainty over Federal spending and debt limits;

•	potentially limiting our ability to invest operating cash flow in our business due to debt service requirements or other financial covenants; or

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our existing debt service obligations will depend on many factors, including prevailing financial or economic conditions, our past performance and our financial and operational outlook. In addition, although we recently completed the extension and expansion of our credit facility and have voluntarily prepaid approximately $25.0 million of our obligations under our credit facility during the first half of 2011, our ability to borrow additional funds or refinance our existing debt if desired or deemed necessary in light of then-existing business conditions could also depend on such factors. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, modify our debt structure, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all. If we are unable to do so, our business could be materially adversely affected.

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

Our revenues are derived from the sale of licenses for our software products and information services. We generally sell our applications on a perpetual basis but we also have other types of term licenses that provide our customers with exclusive use of our applications for a specific period of time. Our information services and research offerings are sold with access to our services and research for a fixed period of time, usually twelve months.

Going forward, we expect to increase our use of term license, subscription and service-based licensing models. As a result, we may incur additional costs in adapting our products and solutions to fit multiple licensing models and determining appropriate sales strategies to leverage these opportunities. If we do not successfully develop, price or market our products and solutions to fit multiple licensing models, our perpetual licenses revenue and cash flows could be adversely affected.

If our investments in product development require greater resources than anticipated, our operating margins could be adversely affected.

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products and to develop new products. For example, our product development expenses were approximately $33.3 million, or 20% of revenue for the six months ended June 30, 2011 and approximately $22.8 million, or 18% of revenue for the six months ended June 30, 2010. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

If our existing or prospective customers prefer an application software architecture other than the standards-based technology and platforms upon which we build or support our products, or if we fail to develop our new product enhancements or products to be compatible with the application software architecture preferred by existing and prospective customers, we may not be able to compete effectively, and our perpetual and term licenses revenue could be materially reduced.

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

In addition, our customers may choose competing products other than our offerings based upon their preference for new or different standards-based application software than the software or platforms on which our products operate or are supported. Any of these adverse developments could injure our competitive position and could cause our perpetual and term licenses revenue to be materially adversely affected.

Our software products are built upon and depend upon operating platforms and software developed and supplied by third parties. As a result, changes in the availability, features and price of, or support for, any of these third-party platforms or software, including as a result of the platforms or software being acquired by a competitor, could materially increase our costs, divert resources and materially adversely affect our competitive position and perpetual and term licenses revenue.

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

Third-party providers may also not remain in business, cooperate with us to support our software products or make their product available to us on commercially reasonable terms or provide an effective substitute product to us and our customers. Any of these adverse developments could materially increase our costs and materially adversely affect our competitive position and perpetual and term licenses revenue.

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

If we are not able to protect our intellectual property and other proprietary rights, we may not be able to compete effectively, and our perpetual and term licenses revenue could be materially adversely affected.

Our success and ability to compete is dependent in significant degree on our intellectual property, particularly our proprietary software. We rely on a combination of copyrights, trademarks, patents, trade secrets, confidentiality procedures and contractual provisions to establish and protect our rights in our software and other intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, design around or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.

Our competitors may independently develop software that is substantially equivalent or superior to our software. Furthermore, existing copyright law affords only limited protection for our software and patent law protects only the unique features of our software. As a result, copyright and patent law may not fully protect such software in the event competitors independently develop products similar to ours.

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

In addition, the laws of some countries may not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position and our perpetual and term licenses revenue. Any litigation to protect our proprietary rights could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and could be unsuccessful, which could result in the loss of material intellectual property and other proprietary rights.

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

We derive a significant portion of our revenues from federal government contractors. In 2011 and 2010, over half of our perpetual licenses revenue was generated from customers who are federal government contractors. In addition our acquisitions of INPUT and WMG, including FSI and FSI Consulting, increase the importance of government contractor customers to our business. Our government contractor customers utilize our Costpoint, GCS Premier or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards. In addition, our government contractor customers utilize our GovWin, INPUT, FSI and FSI Consulting solutions to obtain critical information about potential government opportunities.

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

Because we derive a substantial portion of our revenue from customers who contract with the federal government, we believe that the success and development of our business will continue to be affected by our customers’ successful participation in federal government contract programs. The funding of U.S. Government programs is generally subject to congressional budget authorization and annual appropriation processes and may be increased or decreased, whether on an overall basis or on a basis that could disproportionately impact our customers. Changes in the size of the federal government’s budget or budgetary priorities from one fiscal year to another could therefore affect our financial performance. The impact, severity and duration of the current U.S. economy situation, the sweeping economic plans adopted by the Federal Government and pressures on the overall size of the federal budget could adversely affect the total funding and/or funding for individual programs in which our customers participate. Federal Government spending may also be further limited by political and economic pressures related to the current size of the Federal deficit and the overall size of the Federal debt. A significant decline in government expenditures, a shift of expenditures away from programs that our customers support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, exercise their right to terminate contracts at any time without penalty or not exercise options to renew contracts. Any such actions could affect our government contracting customers, which could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting customers are:

•

changes in budgetary priorities could limit or delay federal government spending generally, or specific departments or agencies in particular, which may reduce demand for our software and information solutions and services from customers supporting those departments or agencies;

•

the funding of some or all civilian agencies through continuing resolutions instead of budget appropriations could cause those agencies to modify their budgets or delay contract awards, which could cause our customers supporting those agencies to reduce or defer purchase of our software information solutions and services;

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

We have acquired several businesses which, in aggregate, have resulted in the recording of goodwill valued at approximately $176.8 million and other purchased intangible assets valued at approximately $66.5 million as of June 30, 2011. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We performed tests for impairment of goodwill and intangible assets as of December 31, 2010 and recognized an impairment loss of $1.5 million in connection with trade names acquired from a prior acquisition whose carrying amount exceeded its fair value in 2010. There can be no assurances that additional charges to operations will not occur in the event of a future impairment. In addition, the decrease in the price of our stock that has occurred from time to time and may occur in the future may also affect whether we experience an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then current estimated fair values. If a write down were to occur, it could materially adversely impact our results of operations and our stock price.

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

The New Mountain Funds have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the prevailing market price of our common stock to decline. The majority of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our Amended and Restated 2007 Stock Award and Incentive Plan (the “2007 Plan”) are, directly or indirectly, subject to a registration rights agreement.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 69,278,537 shares outstanding as of July 31, 2011. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.65*	Employment Letter, dated July 11, 2011, between Tom Mazich and Deltek, Inc.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: August 9, 2011	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DELTEK, INC.

Dated: August 9, 2011	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 9, 2011	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

10.65*	Employment Letter, dated July 11, 2011, between Tom Mazich and Deltek, Inc.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2008.