Form 10-Q
period 2011-09-30
DELTEK, INC
filed 2011-11-09
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-33772

DELTEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1252625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2291 Wood Oak Drive, Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of October 31, 2011 was 69,676,379 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,924	$76,619
Accounts receivable, net of allowance of $1,737 and $1,600 at September 30, 2011 and December 31, 2010, respectively	46,848	57,915
Deferred income taxes	4,260	4,405
Prepaid expenses and other current assets	9,729	8,799
Income taxes receivable	1,813	2,475

TOTAL CURRENT ASSETS	109,574	150,213

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $26,884 and $24,951 at September 30, 2011 and December 31, 2010, respectively	22,045	12,916
LONG-TERM DEFERRED INCOME TAXES	10,966	4,214
INTANGIBLE ASSETS, NET	60,226	69,083
GOODWILL	176,599	150,899
OTHER ASSETS	5,886	4,790

TOTAL ASSETS	$385,296	$392,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$98	$1,659
Accounts payable and accrued expenses	45,997	46,343
Deferred revenues	100,162	87,888

TOTAL CURRENT LIABILITIES	146,257	135,890

LONG-TERM DEBT	167,241	195,897
OTHER TAX LIABILITIES	3,009	2,553
OTHER LONG-TERM LIABILITIES	15,878	6,389

TOTAL LIABILITIES	332,385	340,729
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at September 30, 2011 or December 31, 2010	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; 69,433,324 issued and 69,053,987 outstanding at September 30, 2011 and 68,794,774 shares issued and outstanding at December 31, 2010	69	69
Class A common stock, $0.001 par value— authorized, 100 shares; issued and outstanding, 100 shares at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	270,072	261,837
Accumulated deficit	(219,822)	(213,431)
Accumulated other comprehensive income	5,096	2,911
Treasury Stock, at cost—379,337 shares at September 30, 2011	(2,504)	—

TOTAL STOCKHOLDERS’ EQUITY	52,911	51,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,296	$392,115

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
REVENUES:
Product revenues
Perpetual licenses	$15,836	$15,428	$45,416	$43,957
Subscription and term licenses	10,877	193	27,675	264

Total product revenues	26,713	15,621	73,091	44,221
Maintenance and support services	40,525	33,933	118,085	99,214
Consulting services and other revenues	17,952	15,678	61,960	50,069

Total revenues	85,190	65,232	253,136	193,504

COST OF REVENUES:
Cost of product revenues
Cost of perpetual licenses	1,408	1,817	4,971	3,683
Cost of subscription and term licenses	5,707	304	14,821	671

Total cost of product revenues	7,115	2,121	19,792	4,354
Cost of maintenance and support services	5,968	6,472	19,222	18,633
Cost of consulting services and other revenues	16,765	14,912	56,209	45,696

Total cost of revenues	29,848	23,505	95,223	68,683

GROSS PROFIT	55,342	41,727	157,913	124,821

OPERATING EXPENSES:
Research and development	15,200	13,658	48,486	36,502
Sales and marketing	20,073	15,627	64,908	38,019
General and administrative	12,105	13,757	38,662	34,484
Restructuring charge	2,589	—	9,411	918

Total operating expenses	49,967	43,042	161,467	109,923

INCOME (LOSS) FROM OPERATIONS	5,375	(1,315)	(3,554)	14,898

Interest income	35	18	101	40
Interest expense	(2,694)	(2,350)	(8,573)	(7,338)
Other income (expense), net	93	(252)	(171)	(298)

INCOME (LOSS) BEFORE INCOME TAXES	2,809	(3,899)	(12,197)	7,302
Income tax (benefit) expense	(310)	329	(5,806)	4,454

NET INCOME (LOSS)	3,119	(4,228)	(6,391)	2,848
Net loss attributable to noncontrolling interests	—	161	—	161

NET INCOME (LOSS) ATTRIBUTABLE TO DELTEK, INC.	$3,119	$(4,067)	$(6,391)	$3,009

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO DELTEK, INC.
Basic	$0.05	$(0.06)	$(0.10)	$0.05

Diluted	$0.05	$(0.06)	$(0.10)	$0.05

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	65,613	64,874	65,499	64,664

Diluted weighted average shares	66,748	64,874	65,499	65,964

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,391)	$3,009
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncontrolling interests loss	—	(161)
Provision for doubtful accounts	682	490
Depreciation and amortization	19,737	9,100
Amortization of debt issuance costs and original issue discount	752	815
Stock-based compensation expense	9,039	8,288
Employee stock purchase plan expense	189	204
Restructuring charge (benefit), net	2,762	(51)
Loss on disposal of fixed assets	181	9
Other noncash activity	391	(169)
Deferred income taxes	(5,730)	(2,452)

Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	12,082	(3,687)
Prepaid expenses and other assets	(2,819)	2,231
Accounts payable and accrued expenses	(1,355)	(1,240)
Income taxes receivable/payable	(350)	(3,237)
Excess tax benefit from stock awards	(208)	(601)
Other tax liabilities	514	315
Other long-term liabilities	9,849	(526)
Deferred revenues	8,380	32,114

Net Cash Provided by Operating Activities	47,705	44,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WMG, Inc., net of cash acquired	(25,664)	—
Acquisition of Maconomy A/S, net of cash acquired	(1,629)	(64,647)
Acquisition of assets of S.I.R.A., Inc., net of cash acquired	(1,039)	(6,109)
Acquisition of INPUT, Inc.	(602)	—
Purchase of property and equipment	(15,345)	(2,881)
Capitalized software development costs	(461)	—

Net Cash Used in Investing Activities	(44,740)	(73,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	501	1,044
Excess tax benefit from stock awards	208	601
Proceeds from issuance of stock under employee stock purchase plan	745	791
Shares withheld for minimum tax withholding on vested restricted stock awards	(1,757)	(1,341)
Purchase of treasury stock	(2,504)	—
Repayment of debt	(30,543)	(32,180)

Net Cash Used in Financing Activities	(33,350)	(31,085)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	690	1,162

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,695)	(59,109)

CASH AND CASH EQUIVALENTS––Beginning of period	76,619	132,636

CASH AND CASH EQUIVALENTS––End of period	$46,924	$73,527

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity during the current period:
Accrued liability for purchases of property and equipment	$—	$—

Accrued liability for acquisition of businesses	$1,440	$4,868

Receivable for future exercises of stock options in acquisition of business	$—	$633

Noncontrolling interests purchased in acquisition of business	$—	$1,508

Cash paid (received) during the period for:
Interest	$6,156	$6,415

Income taxes, net	$(289)	$9,904

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE (LOSS) INCOME

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Deltek, Inc. Shareholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	—	$—	$40,680	$—

Net loss	—	—	—	—	—	—	—	(4,922)	—	—	—	(4,922)	(178)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,586	—	—	3,586	118

Comprehensive income												(1,336)	(60)
Issuance of common stock under the employee stock purchase plan	—	—	123,283	—	—	—	791	—	—	—	—	791	—
Stock options exercised	—	—	274,851	1	—	—	1,128	—	—	—	—	1,129	—
Issuance of restricted stock awards, net of forfeitures of 213,941	—	—	2,308,059	2	—	—	(2)	—	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	641	—	—	—	—	641	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(951)	—	—	—	—	(951)	—
Stock compensation	—	—	—	—	—	—	12,239	—	—	—	—	12,239	—
Purchase of noncontrolling interest in business acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,235
Increase ownership of noncontrolling interest, net of loss	—	—	—	—	—	—	(322)	—	—	—	—	(322)	(3,175)
Exchange of liability for restricted stock	—	—	—	—	—	—	52	—	—	—	—	52	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(203,834)	—	—	—	(1,537)	—	—	—	—	(1,537)	—

Balance at December 31, 2010	—	$—	68,794,774	$69	100	$—	$261,837	$(213,431)	$2,911	—	$—	$51,386	$—

Net loss	—	—	—	—	—	—	—	(6,391)	—	—	—	(6,391)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,086	—	—	2,086	—

Comprehensive income												(4,305)	—
Issuance of common stock under the employee stock purchase plan	—	—	119,655	—	—	—	745	—	—	—	—	745	—
Stock options exercised	—	—	133,701	—	—	—	501	—	—	—	—	501	—
Issuance of restricted stock awards, net of forfeitures of 470,247	—	—	632,253	1	—	—	(1)	—	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	208	—	—	—	—	208	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(940)	—	—	—	—	(940)	—
Stock compensation	—	—	—	—	—	—	9,564	—	—	—	—	9,564	—
Exchange of liability for restricted stock	—	—	—	—	—	—	14	—	—	—	—	14	—
Reclassification adjustment	—	—	—	—	—	—	(99)	—	99	—	—	—	—
Purchase of treasury stock	—	—	(379,337)	—	—	—	—	—	—	379,337	(2,504)	(2,504)	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(247,059)	(1)	—	—	(1,757)	—	—	—	—	(1,758)	—

Balance at September 30, 2011	—	$—	69,053,987	$69	100	$—	$270,072	$(219,822)	$5,096	379,337	$(2,504)	$52,911	$—

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2011

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

Revenue Recognition

The Company’s revenues are generated primarily from four sources: licensing of software products, subscriptions (including access to market intelligence, analysis and business development related services), providing maintenance and support for those products, and providing consulting services related to those products. The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the perpetual licenses, term licenses and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

Under its perpetual software license agreements, the Company recognizes revenue upon execution of a signed agreement and delivery of the software provided that the licenses are fixed and determinable, collection of the resulting receivable is probable, and vendor specific objective evidence (“VSOE”) of fair value exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. In the event that VSOE does not exist for any undelivered element, the entire arrangement fee is recognized over the longer of the services, subscription, or maintenance period.

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

Consulting services are generally not essential to the functionality of the Company’s software and are usually completed in three to six months, though larger implementations may take longer. The Company generally recognizes revenues for these services as they are performed. In the case of software arrangements where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the perpetual license and services revenue together in accordance with ASC 605-35. Direct costs related to these arrangements are deferred and expensed as the related revenue is recognized.

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

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosures about fair value measurements. As of September 30, 2011 and December 31, 2010, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, indefinite-lived intangible assets, and long-lived tangible assets including property and equipment (See Note 5, Goodwill and Other Intangible Assets). The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues, royalty rates and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments as Level 3 measurements. At September 30, 2011, the Company did not have any adjustments to nonfinancial assets measured at fair value on a nonrecurring basis.

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money market accounts on a short-term basis, are carried at fair market value. At September 30, 2011, the Company’s cash equivalents were invested in a money market fund that invests primarily in a portfolio of short-term U.S. Treasury securities. These investments include repurchase agreements collateralized fully by U.S. Treasury securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions, and there are no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at September 30, 2011 consisted of $15.0 million in money market investments and $31.9 million in cash. The Company’s cash and cash equivalents at December 31, 2010 consisted of $66.6 million in money market investments and $10.0 million in cash.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active public market for the debt, the Company has determined that the carrying value of its debt, which includes a debt discount, approximates fair value as a result of the Company’s recent debt refinancing at current market rates (See Note 6, Debt) as well as the fact that the debt contains a variable interest rate component; however, at September 30, 2011, the interest rate was fixed due to the interest rate floor in place under the Company’s credit agreement in conjunction with the prevailing interest rates. The estimated fair value of the Company’s debt at September 30, 2011 and December 31, 2010 was $167.3 million and $197.6 million, respectively.

The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. As of September 30, 2011 and December 31, 2010, the Company had no derivative financial instruments.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition, both of which became effective for the Company beginning January 1, 2011. The provisions in the accounting standards could have been adopted prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company elected to adopt the standards prospectively and they did not have a material impact on the Company’s consolidated financial statements upon adoption.

ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13 does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU 2009-13 also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under ASU 2009-13. Currently the Company does not have multiple-deliverable arrangements that would be included in the scope of ASU 2009-13; the Company plans to implement the provisions in ASU 2009-13 when it is appropriate based upon the Company’s selling arrangements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that an impairment of goodwill exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance, such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets, and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact on its consolidated financial statements from the adoption of ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which changes the manner in which comprehensive income is presented in the financial statements. The guidance in ASU 2011-05 removes the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity and requires entities to report this information in one of two options. The first option is to present this information in a single continuous statement of comprehensive income starting with the components of net income and total net income followed by the components of OCI, total OCI, and total comprehensive income. The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. ASU 2011-05 does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of ASU 2011-05 applied retrospectively for all periods presented in the financial statements. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements, but does expect the adoption to change the Company’s presentation of other comprehensive income in the financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08 the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. In this case, the quantitative impairment test is required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements and is currently evaluating whether to early adopt the provisions in ASU 2011-08.

3. ACQUISITIONS

The Washington Management Group, Inc.

On March 31, 2011, the Company acquired 100% of the outstanding stock of The Washington Management Group, Inc., including its FedSources and FedSources Consulting businesses (collectively, “WMG”). WMG offers leading market intelligence and consulting services necessary to identify, qualify, and win government business, as well as comprehensive GSA schedule consulting. The results of WMG have been included in the Company’s consolidated financial statements from April 1, 2011 to September 30, 2011 and were not material to the overall consolidated results of the Company.

The aggregate purchase price that the Company paid for WMG is as follows (in thousands):

Amounts
Cash paid	$26,000
Contingent Consideration	600
Accrual for additional purchase consideration	592

27,192
Less: Cash acquired	(336)

Total purchase price	$26,856

The contingent consideration of $0.6 million represents the fair value of the potential earn out payment of $5.0 million based on an estimate of revenue realization at the end of a five-year period. The purchase price accrual represents a working capital balance sheet adjustment of $92,000 upon the closing of the acquisition which is subject to further adjustment upon review of the closing balance sheet for WMG, as well as indemnification for agreed upon tax elections regarding the sale of WMG in the amount of $500,000. In addition, approximately $0.3 million was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, including subsequent adjustments (in thousands):

Accounts receivable	$1,286
Deferred tax asset	185
Prepaid expenses and other assets	85
Property and equipment	470
Intangible assets	5,880
Goodwill	23,109
Accounts payable and accrued expenses	(598)
Deferred revenues	(3,015)
Current income taxes payable	(238)
Noncurrent deferred tax liability	(218)
Other long-term liabilities	(90)

Total purchase price	$26,856

The components and the estimated useful lives of the intangible assets listed in the above table as of the acquisition date, including subsequent adjustments, are as follows (in thousands):

	Amount	Life
Technology	$690	1 year
Trade names	740	5 - 10 years
Research database	1,400	5 years
Customer relationships	3,050	10 years

Total intangible assets	$5,880

Technology is being amortized using an accelerated amortization method over one year and the related amortization expense in the Company’s condensed consolidated statement of operations is included in “Cost of Subscription and Term Licenses”. The research database is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The trade names and customer relationships are being amortized using an accelerated amortization method over five to ten years and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.3 years.

The goodwill associated with the transaction is primarily due to the benefits to the Company resulting from the combination with WMG. The goodwill and identified intangibles recorded in this transaction are deductible for tax purposes.

INPUT, Inc.

On October 1, 2010, the Company acquired 100% of the ownership interests in INPUT, Inc. (“INPUT”), a company whose services enable companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations. The results of INPUT have been included in the financial statements since the acquisition date.

The aggregate purchase price that the Company paid for INPUT is as follows (in thousands):

Cash paid	$60,648
Accrual for additional purchase price	1,138

61,786
Less: cash acquired	(672)

Total purchase price	$61,114

The purchase price accrual represents a working capital balance sheet adjustment of $1,138,000 upon the closing of the acquisition. As of September 30, 2011, the Company and the seller finalized the net working capital calculation after completing the review of the closing balance sheet for INPUT. For the nine months ended September 30, 2011, approximately $65,000 was incurred for acquisition-related costs and integration costs, which are included in “General and Administrative” expenses in the condensed consolidated statement of operations. For the year ended December 31, 2010, approximately $1.6 million was incurred for acquisition-related costs and integration costs which were included in “General and Administrative” expenses in the consolidated statement of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, including subsequent adjustments (in thousands):

Accounts receivable	$2,746
Deferred tax asset	2,678
Prepaid expenses and other assets	206
Property and equipment	697
Intangible assets	27,820
Goodwill	47,826
Other assets	107
Accounts payable and accrued expenses	(2,123)
Deferred revenues	(5,186)
Deferred income taxes	(7,430)
Non-current deferred tax liabilities	(5,949)
Other long-term liabilities	(278)

Total purchase price	$61,114

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date, including subsequent adjustments, are as follows (in thousands):

	Amount	Life
Technology	$1,760	4 years
Trade name	2,070	5 years
Research database	11,940	10 years
Customer relationships	12,050	7 years

Total intangible assets	$27,820

Acquired technology is being amortized using an accelerated amortization method over four years and the related amortization expense in the Company’s condensed consolidated statement of operations is included in “Cost of Subscription and Term Licenses”. The research database is being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The customer relationships and trade name are being amortized using an accelerated amortization method over seven and five years, respectively, and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.9 years.

For the nine months ending September 30, 2011, the Company made the following adjustments to goodwill:

i) The Company decreased the value of the INPUT trade name by $1.6 million, while increasing goodwill by this amount, due to the finalization of a study of the trade name and the ensuing plan around the Company’s use of the INPUT trade name. With respect to the finalization of the study, the useful life of the trade name changed from an indefinite life to 5 years;

ii) In connection with the reduction in the value of the INPUT trade name, the Company reduced the deferred tax liability created at the time of acquisition by $0.6 million (representing the difference between the financial statement and tax basis of the acquired intangible assets) and made a corresponding decrease to goodwill;

iii) The Company recorded a $2.6 million deferred tax liability in connection with the difference between the financial statement and tax basis of purchased deferred revenue, and made a corresponding increase to goodwill by the same amount;

iv) The Company recorded an additional $2.5 million deferred tax asset for tax benefits generated from net operating losses that were finalized as part of INPUT’s September 30, 2010 tax return, reducing goodwill by this same amount; and

v) The Company recorded additional purchase consideration of $950,000 upon finalizing INPUT’s net working capital calculation after completing a review of INPUT’s closing balance sheet, and made a corresponding increase to goodwill.

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

The purchase price for Maconomy was $67.6 million as of December 31, 2010, which includes $10.2 million of cash paid for shares purchased prior to the completion of the tender offer that were classified as “available-for-sale securities” at June 30, 2010. As of December 31, 2010 and September 30, 2011, the Company owns 100% of the outstanding shares of Maconomy. For the nine months ended September 30, 2011, approximately $1.0 million was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the condensed consolidated statement of operations. For the year ended December 31, 2010, approximately $6.5 million was incurred for acquisition-related costs and integration costs which were included in “General and Administrative” expenses in the consolidated statement of operations.

The Company recorded non-controlling interests as of July 9, 2010, of $3.2 million for the 5% of the outstanding shares of Maconomy not purchased by the Company. The amount was determined based on the fair value of the net assets of Maconomy. The Company initiated a mandatory redemption procedure to acquire all remaining shares of Maconomy (approximately 0.5 million shares) for DKK 20.50 per share. In the third quarter of 2010, the Company purchased approximately 3% of the non-controlling interests for $1.8 million. In the fourth quarter of 2010, the Company acquired the remaining outstanding 2% of the non-controlling interest for $1.6 million. There are no remaining non-controlling interests as of December 31, 2010 and September 30, 2011. In February and September 2011, the Company acquired approximately 75,000 and 509,000 shares, respectively, of Maconomy upon the exercise of employee warrants or stock options that became exercisable at that time and paid approximately $1.6 million, net of the proceeds received from the employees for the exercise price.

The following table summarizes the purchase price of Maconomy (in thousands):

Cash paid for common stock	$74,787
Cash paid for common stock issued pursuant to stock options/warrants exercised	4,058
Fair value accretion on liability for stock options/warrants purchased	(80)
Gain on common stock purchased prior to the acquisition	307
Loss on foreign currency	(338)
Additional paid in capital from noncontrolling interests	(242)
Cash acquired	(10,926)

Total purchase price	$67,566

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$7,926
Prepaid expenses and other assets	1,078
Income taxes receivable	232
Property and equipment	924
Long-term deferred income taxes	13,166
Other assets	284
Intangible assets	32,230
Goodwill	33,824
Accounts payable and accrued expenses	(10,065)
Deferred revenues	(1,832)
Non-current deferred tax liabilities	(9,887)
Other long-term liabilities	(314)

Total purchase price	$67,566

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer Relationships - Maintenance	$15,371	10 years
Technology	9,419	5 years
Trade Names	3,940	Indefinite Lived
Customer Relationships - License	3,399	4 years
In-process research and development	101	—

Total intangible assets	$32,230

Technology is being amortized using an accelerated amortization method over five years and the related amortization expense in the Company’s condensed consolidated statement of operations is included in “Cost of Perpetual Licenses”. The maintenance and license customer relationships are being amortized using an accelerated amortization method over ten years and four years, respectively, and the related amortization expenses are included in “Sales and Marketing” expense. The in-process research and development will be amortized over its useful life to “Cost of Perpetual Licenses” when it has reached technological feasibility. The weighted average useful life of the intangible assets is estimated at 7.6 years.

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

Assets of S.I.R.A., Inc.

In March 2010, the Company acquired the budgeting, forecasting and resource planning business of S.I.R.A., Inc. (“S.I.R.A.”).

The aggregate purchase price was $8.9 million, including a cash payment of $6.1 million and contingent consideration of $2.8 million to be paid over a three-year period based on license sales. In April 2011, the Company paid $1.0 million for the first year’s contingent consideration and the remaining contingent consideration was remeasured at fair value through earnings and is valued at $2.1 million as of September 30, 2011. The maximum earn out potential is not to exceed $3.3 million.

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

The customer relationships are being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Sales and Marketing” expense. Technology is being amortized using an accelerated amortization method over four years and the related amortization expense in the Company’s condensed consolidated statement of operations is included in “Cost of Subscription and Term Licenses” expense. The weighted average amortization period for the intangibles is 4.8 years. The goodwill recorded in this transaction is deductible for tax purposes.

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

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)
Revenue	$73,672	$236,398
Income from operations	1,444	11,153
Net loss	(1,219)	(1,271)

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

4. EARNINGS (LOSS) PER SHARE

Net income (loss) per share is computed under the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, unvested restricted stock and shares from the Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the computation of basic and diluted net income (loss) per share (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings (loss) per share computation:
Net income (loss) (A)	$3,119	$(4,067)	$(6,391)	$3,009

Weighted average common shares–basic (B)	65,613,202	64,873,813	65,498,857	64,664,165

Basic net income (loss) per share (A/B)	$0.05	$(0.06)	$(0.10)	$0.05

Diluted earnings (loss) per share computation:

Net income (loss) (A)	$3,119	$(4,067)	$(6,391)	$3,009

Shares computation:
Weighted average common shares–basic	65,613,202	64,873,813	65,498,857	64,664,165
Effect of dilutive stock options, restricted stock, and ESPP	1,135,282	—	—	1,300,306

Weighted average common shares–diluted (C)	66,748,484	64,873,813	65,498,857	65,964,471

Diluted net income (loss) per share (A/C)	$0.05	$(0.06)	$(0.10)	$0.05

For the three months ended September 30, 2011, outstanding equity awards for common stock of 4,379,576 equity awards were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2011, all outstanding common stock equivalents, or 9,482,008 equity awards, were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive due to the current year net loss. For the three and nine months ended September 30, 2010, outstanding equity awards for common stock of 9,117,743 and 4,891,392 equity awards, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended September 30, 2010, all outstanding common stock equivalents were excluded in the computation of diluted income (loss) per share due to the net loss during that quarter. These excluded equity awards for common stock related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the nine months ended September 30, 2011 (in thousands):

Balance as of January 1, 2011	$150,899
Adjustment associated with INPUT acquisition	2,062
WMG acquisition (see Note 3)	23,109
Foreign currency translation adjustment	529

Balance as of September 30, 2011	$176,599

The goodwill adjustment associated with the INPUT acquisition was due to the Company recording an additional deferred tax liability of $2.1 million, a fair value adjustment to the acquired intangible trade name of $1.6 million and additional purchase consideration of $0.9 million, offset by a deferred tax asset of $2.5 million. See Note 3, Acquisitions, for further detail of the adjustments to goodwill.

The Company performed an annual impairment test for goodwill as of December 31, 2010 and determined that there was no impairment of goodwill, as the Company’s fair value was assessed and it was determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the nine months ended September 30, 2011 that indicate that there has been an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships & maintenance	$55,475	$(25,285)	$30,190
Developed software	23,742	(15,223)	8,519
Trade names and non-compete	3,280	(698)	2,582
Research database	13,340	(2,404)	10,936
Foreign currency translation adjustments	553	169	722

Total	$96,390	$(43,441)	$52,949

Unamortized Intangible Assets

Trade names	$7,053	$—	$7,053
In process research & development	107	—	107
Foreign currency translation adjustments	117	—	117

Total	$103,667	$(43,441)	$60,226

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets

Customer relationships & maintenance	$51,238	$(17,644)	$33,594
Developed software	22,546	(11,016)	11,530
Trade names and non-compete	470	(335)	135
Research database	11,940	(543)	11,397
Foreign currency translation adjustments	1,693	(106)	1,587

Total	$87,887	$(29,644)	$58,243

Unamortized Intangible Assets

Trade names	$10,526	$—	$10,526
In process research & development	101	—	101
Foreign currency translation adjustments	213	—	213

Total	$98,727	$(29,644)	$69,083

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenue or operating expense on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Included in cost of revenue:
Cost of perpetual licenses	$755	$792	$2,592	$909
Cost of subscription and term licenses	1,211	271	3,387	638
Cost of consulting services and other revenues	20	20	59	59

Total included in cost of revenue	1,986	1,083	6,038	1,606
Included in operating expenses:	2,705	1,716	7,928	3,187

Total	$4,691	$2,799	$13,966	$4,793

The following table summarizes the estimated future amortization expense for the remaining three months of 2011 and years thereafter (in thousands):

Years Ending December 31,
2011 (remaining)	$4,366
2012	14,828
2013	11,213
2014	8,060
2015	5,424
Thereafter	9,058

Total	$52,949

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the nine months ended September 30, 2011 or 2010.

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

On November 3, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “2010 Credit Agreement”) which provided for $230.0 million in borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a secured revolving credit facility of $30.0 million maturing in November 2015. The 2010 revolving credit facility was undrawn at closing. All amounts outstanding under the Amended Credit Agreement of $146.8 million, except for approximately $805,000 in letters of credit that remained outstanding, were prepaid in full out of proceeds from the 2010 Credit Agreement. The remainder of the proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, from the 2010 Credit Agreement were used for general corporate purposes. The 2010 Credit Agreement included an original issuance debt discount of 1%, or $2.0 million, which will be amortized over the term of the loan using the effective interest method and was included in the $5.1 million of debt issuance costs noted above.

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

The Company pays an annual fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At origination, the 2010 Credit Agreement required the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. In addition, the 2010 Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the 2010 Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. For the nine months ended September 30, 2011, there was no mandatory principal prepayment under the 2010 Credit Agreement.

For the nine months ended September 30, 2011, the Company made voluntary prepayments of $30.0 million on the 2010 Credit Agreement. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule.

As of September 30, 2011 and December 31, 2010, the outstanding principal amount of the term loans was $169.0 million and $199.5 million, respectively, with interest at 5.5%. There were no borrowings under the revolving credit facility at September 30, 2011 and December 31, 2010.

At September 30, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties primarily relating to real estate lease obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility and totaled $0.5 million and $0.8 million at September 30, 2011 and December 31, 2010, respectively. As a result, the available borrowings on the revolving credit facility were $29.5 million at September 30, 2011.

The following table summarizes future principal payments on the 2010 Credit Agreement as of September 30, 2011 after the voluntary prepayments were made (in thousands):

Principal Payment
2011 (remaining)	$—
2012	860
2013	1,720
2014	1,720
2015	1,720
Thereafter	162,980

Total principal payments	169,000
Less: unamortized debt discount	1,661

Net debt	$167,339

The loans require compliance with certain financial covenants. There were no material modifications to the Amended Credit Agreement’s debt covenants under the 2010 Credit Agreement, except that the fixed charge coverage ratio covenant under the Amended Credit Agreement was replaced by a maximum capital expenditures covenant under the 2010 Credit Agreement. All loans under the 2010 Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets). The 2010 Credit Agreement also requires the Company to comply with non-financial covenants that restrict or limit certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying cash dividends. The Company was in compliance with all covenants as of September 30, 2011.

7. INCOME TAXES

In accordance with ASC 740, Income Taxes (“ASC 740”), the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 47.6% and 59.7%, respectively.

The decrease in the effective tax rate year over year is mainly due to a favorable change in the amount of deductible transaction costs claimed on the Company’s prior year tax return of approximately $2.9 million dollars as well as an increased amount of tax credits available in the current year of $0.1 million. The effective tax rate for the period ending September 30, 2010 was negatively impacted by the nondeductible transaction costs recorded in the Condensed Consolidated Statement of Operations of approximately $4.5 million.

During the nine months ended September 30, 2011, the Company established an additional liability under ASC 740-10, Income Taxes —Overall (“ASC 740-10”), of $456,000, associated with certain deductible expenses and tax credits. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. As of September 30, 2011, the Company had a liability for unrecognized tax benefits of $3.0 million, which included accrued interest and potential penalties of $213,000 and $46,000, respectively. These liabilities for unrecognized tax benefits are included in “Other Tax Liabilities”.

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

In April 2007, the Company’s Board of Directors (the “Board”) and shareholders approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board. In addition, in August 2010, the Board and shareholders approved the amendment and restatement of the 2007 Plan to, among other things, increase the number of shares reserved and available for issuance under the 2007 Plan by 1,140,000 shares. Grants issued under the 2007 Plan may be from either authorized but unissued shares or issued shares from equity awards which have been forfeited or withheld by the Company upon vesting for payment of the employee’s tax withholding obligations and returned to the plan as shares available for future issuance.

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP shares included in the related financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Included in cost of revenue:
Cost of consulting services and other revenues	$434	$404	$1,114	$844
Cost of maintenance and support services	270	227	801	662
Cost of subscription and term licenses	80	—	169	—
Cost of perpetual licenses	4	5	11	5

Total included in cost of revenue	788	636	2,095	1,511
Included in operating expenses:
Research and development	582	704	1,947	1,893
Sales and marketing	390	699	1,915	1,917
General and administrative	1,124	1,023	3,270	3,171
Restructuring charge	—	—	547	—

Total included in operating expenses	2,096	2,426	7,679	6,981

Total	$2,884	$3,062	$9,774	$8,492

Stock Options

During the nine months ended September 30, 2011, options to purchase 310,000 shares of common stock were granted, with a weighted average grant date fair value of $4.50 as determined under the Black-Scholes-Merton valuation model. During the nine months ended September 30, 2011, options were exercised at an aggregate intrinsic value of $471,000. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Nine Months Ended September 30,
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility	65.8%	80.5%
Risk-free interest rate	2.4%	1.3%
Expected life (in years)	6.1	3.5

Stock option compensation expense for the three months ended September 30, 2011 and 2010 was $976,000 and $1.4 million, respectively. Stock option compensation expense for the nine months ended September 30, 2011 and 2010 was $3.5 million and $4.1 million, respectively. As of September 30, 2011, compensation cost related to unvested stock options not yet recognized in the income statement was $3.4 million and is expected to be recognized over an average period of 1.6 years.

Restricted Stock

During the nine months ended September 30, 2011, the Company issued 1.1 million shares of restricted stock at a weighted average grant date fair value of $7.16. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

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

Restricted stock compensation expense for the three months ended September 30, 2011 and 2010 was $1.8 million and $1.5 million, respectively. Restricted stock compensation expense for the nine months ended September 30, 2011 and 2010 was $6.1 million and $4.2 million, respectively. As of September 30, 2011, compensation cost related to unvested shares not yet recognized in the income statement was $17.5 million and is expected to be recognized over an average period of 2.7 years.

Upon each vesting of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the nine months ended September 30, 2011, the Company withheld 247,059 shares of common stock at a value of approximately $1.8 million. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

Employee Stock Purchase Program

In April 2007, the Board established the ESPP to provide eligible employees an opportunity to purchase up to 750,000 shares of the Company’s common stock through accumulated payroll deductions. In February 2010, the number of shares that employees could purchase under the ESPP was increased to 1,500,000 in the aggregate. Employees may contribute to the plan during six-month offering periods that begin on March 1 and September 1 of each year. The per share price of common stock purchased pursuant to the ESPP is equal to 90% of the fair market value of a share of common stock on (i) the first day of an offering period, or (ii) the date of purchase (i.e. the last day of the offering period), whichever is lower.

ESPP compensation expense for the three months ended September 30, 2011 and 2010 was $74,000 and $75,000, respectively. ESPP compensation expense for the nine months ended September 30, 2011 and 2010 was $189,000 and $204,000, respectively. During the nine months ended September 30, 2011, a total of 119,655 shares were issued under the ESPP and, as of September 30, 2011, there were 538,471 shares available under the ESPP.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C. is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the nine months ended September 30, 2011. In connection with the Company’s acquisition of WMG in March

2011, New Mountain Capital, L.L.C. agreed to waive any transaction fee payable for this transaction. For the nine months ended September 30, 2010, there were no related party transactions; however, the Company accrued for $1.5 million in transaction fees related to the acquisition of Maconomy that were incurred but not yet paid.

10. RESTRUCTURING CHARGES

The following table represents the restructuring liability balance at September 30, 2011 (in thousands):

	Nine Months Ended September 30, 2011
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Non-cash reductions	Total Remaining Liability
2009 and 2010 Plans
Severance and benefits	$—	$—	$—	$—	$—
Facilities	749	(18)	(388)	(109)	234

Total 2009 and 2010 Plans	$749	$(18)	$(388)	$(109)	$234

2011 Plans
Q1 2011 Plan
Severance and benefits	$—	$5,359	$(4,142)	$(336)	$881
Facilities	—	913	(808)	—	105

Total Q1 2011 Plan	$—	$6,272	$(4,950)	$(336)	$986

Q2 2011 Plan
Severance and benefits	$—	$1,511	$(1,422)	$—	$89
Facilities	—	1,645	(295)	—	1,350

Total Q2 2011 Plan	$—	$3,156	$(1,717)	$—	$1,439

Total

Severance and benefits	$—	$6,870	$(5,564)	$(336)	$970
Facilities	749	2,540	(1,491)	(109)	1,689

	$749	$9,410	$(7,055)	$(445)	$2,659

2011 Restructuring Activity

During the first and second quarters of 2011, the Company initiated plans to restructure certain of its operations to realign the cost structure and resources and to take advantage of operational efficiencies following the completion of its recent acquisitions. The total estimated restructuring costs for 2011 associated with each plan are estimated to range from $9.0 million to $9.5 million for the plan initiated in the first quarter (“Q1 2011 Plan”) and from $3.0 million to $3.5 million for the plan initiated in the second quarter (“Q2 2011 Plan”) consisting primarily of employee severance expenses and facilities obligations. The restructuring costs will be recorded in “Restructuring Charge”.

As a result of the Q1 2011 Plan, the Company recorded a restructuring benefit of $141,000 and a restructuring charge of $5.5 million for the three and nine months ended September 30, 2011, respectively, for severance and benefits costs for the reduction in headcount of approximately 4 and 94 employees for the three and nine months ended September 30, 2011, respectively. The benefit in the third quarter resulted from a change in the estimate based on actual costs incurred. As of September 30, 2011, the Company has a remaining severance and benefits liability of $881,000 with respect to this plan, which is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As part of the Q1 2011 Plan, the Company incurred a restructuring charge of $406,000 and $913,000 for the three and nine months ended September 30, 2011, respectively, for the closure of two office locations and the relinquishment of space at one office location. The remaining liability of $105,000 as of September 30, 2011 is reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As a result of the Q2 2011 Plan, the Company recorded restructuring charges of $680,000 and $1.5 million, respectively, for severance and benefits costs for the reduction in headcount of approximately 24 and 69 employees for the three and nine months ended September 30, 2011, respectively. Additionally, the Company incurred a restructuring charge in the third quarter of 2011 of $1.6 million for the closure of one office location as a result of an acquisition. As of September 30, 2011, the Company has a remaining severance and benefits liability of $89,000 and a remaining facilities liability of $1.4 million with respect to this plan, which are reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

For the Q1 2011 Plan and the Q2 2011 Plan, liabilities for severance and benefit costs are expected to be fully paid by the end of the first quarter of 2012, and liabilities for facility costs are expected to be fully paid by the end of 2011. The Company expects to incur the majority of the remaining estimated expenses of approximately $2.7 million to $3.2 million for the Q1 2011 Plan and up to $400,000 for the Q2 2011 Plan through the remainder of 2011 and to pay the remaining estimated expenses by the end of the first quarter of 2012. Any changes to the estimate of executing these restructuring plans will be reflected in the Company’s future results of operations.

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

As of September 30, 2011, the Company has a remaining facility liability for the 2009 and 2010 restructuring activity of $234,000, which is expected to be paid over the next two years. This amount is reflected as “Accounts Payable and Accrued Expenses” of $157,000 and “Other Long-Term Liabilities” of $77,000 in the Company’s condensed consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At September 30, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the 2010 Credit Agreement by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily relate to real estate lease obligations and totaled $515,000 at September 30, 2011 and $805,000 at December 31, 2010. These instruments had not been drawn on by third parties at September 30, 2011 or December 31, 2010.

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

Product Warranties

The Company’s standard license agreements generally include a one-year warranty period for software products that are sold on a perpetual or term basis. The Company provides for the estimated cost of product warranties based on specific warranty claims, if (i) it is probable that a liability exists and (ii) amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

12. SEGMENT INFORMATION

The Company operates as one reportable segment as the Company’s principal business activity relates to selling project-based software, information solutions and implementation and support services. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company as one unit based upon consolidated revenue and operating costs.

The Company’s products and services are sold in the United States, and are also sold through direct and indirect sales channels outside the United States, primarily in Canada, South Africa, the United Kingdom, Denmark, Sweden, Norway, the Netherlands, France and Australia.

For the three and nine months ended September 30, 2011, approximately 15% and 24%, respectively, of the Company’s perpetual and term license revenues were generated from sales outside of the United States. For the three and nine months ended September 30, 2010, approximately 16% and 11%, respectively, of the Company’s perpetual and term license revenues were generated from sales outside of the United States.

For the three and nine months ended September 30, 2011, approximately 14% and 18%, respectively, of the Company’s total revenues were generated from sales outside of the United States. For the three and nine months ended September 30, 2010, approximately 14% and 10%, respectively, of the Company’s total revenues were generated from sales outside of the United States.

No country outside of the United States accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2011 and 2010. No single customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011 and December 31, 2010, the Company had $54.8 million and $71.0 million, respectively, of long-lived assets held outside of the United States.

13. STOCKHOLDER’S EQUITY

In August 2011, the Board approved a stock repurchase program under which the Company may repurchase up to $30 million of Deltek common stock. The Board authorization permits the Company to repurchase stock at times and prices considered appropriate by the Company depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. During the nine months ended September 30, 2011, shares of common stock repurchased in the open market under this program totaled 379,337 at a total cost of $2.5 million plus a nominal amount of commissions (average price of $6.60 per share including commissions). There was $27.5 million remaining under the stock repurchase program available for future repurchases at September 30, 2011.

The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. The repurchased shares were excluded from the computation of earnings per share. The Company has not retired any shares held in treasury during the nine months ended September 30, 2011.

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

In October 2010, we acquired INPUT, Inc. (“INPUT”), a company whose services enable companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations.

In November 2010, we extended and expanded our existing credit facility. The extended credit facility provides for $230 million in aggregate borrowings, consisting of $200 million in term loans maturing in November 2016 and a $30 million revolving credit facility maturing in 2015. As of September 30, 2011, we have repaid $31 million on the term loans, leaving a principal amount of $169 million.

In March 2011, the Company acquired the FedSources and FedSources Consulting businesses through the purchase of 100% of the outstanding stock of The Washington Management Group, Inc. (collectively, “WMG”). FedSources and FedSources Consulting offer information solutions and consulting services providing market intelligence that helps to identify, qualify and win government business. The Washington Management Group, Inc. offers GSA schedule consulting.

We generally have three types of revenue:

•	Product revenues, which includes perpetual, term, and subscription license revenue and subscription revenue related to information solutions we offer;

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

Our continued growth depends, in part, on our ability to continue to expand our presence by selling new and additional products and solutions within our existing installed base of customers and to generate revenue from additional customers.

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

We have acquired companies to broaden the products, services and solutions we offer, expand our customer base and expand into new geographies. The products and solutions of the acquired companies provide our customers with additional functionality and technology that complement the functionality and technology of our own established products.

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

Our total revenue for the three months ended September 30, 2011 increased by $20.0 million to $85.2 million as compared to $65.2 million for the three months ended September 30, 2010. The increase in our total revenue included increases in our product revenue, consulting services revenue and maintenance and support services revenue.

In the third quarter of 2011, we recorded a net operating profit of $5.4 million as compared to a net operating loss of $1.3 million for the three months ended September 30, 2010 and a net operating loss of $1.9 million for the three months ended June 30, 2011. We believe that our rapid return to positive operating margins is a direct result of our concentrated effort to drive new revenue opportunities while at the same time managing operating expenses and reducing integration costs and achieving the operational synergies that we expected from our recent acquisitions. We believe that the products and solutions we have acquired, the new solutions we have introduced to the market and our expanded licensing models have given us a more compelling platform for expanding our business in the future.

Our product revenue (perpetual licenses, term licenses and subscription revenue) increased 71% to $26.7 million as compared to the three months ended September 30, 2010 and reflects the successful strategic initiatives we have undertaken over the last two years, including our expansion into new vertical markets and geographies, an expanded solutions portfolio and a shift to add new revenue streams to our business by embracing cloud-based solutions and subscription pricing models.

While we expect that our perpetual licenses revenues will continue to account for a significant amount of our product revenue in the near term, we believe we will continue to see positive results from our efforts to increase our sale of software licenses on a non-perpetual basis to meet the varying needs of our broad customer base. We also believe that our subscription revenue will continue to increase, as our Information Solutions offerings, which combine INPUT’s and FedSources’ opportunity intelligence and market analysis with the GovWin network and our project management, financial management and CRM solutions, make us the only company that can deliver solutions across the broad spectrum of government contracting requirements and all facets of these customers’ businesses. Our subscription and term licenses revenue was $10.9 million for the three months ended September 30, 2011 and has increased sequentially in each quarter since our acquisitions of INPUT and FedSources.

We expect that our acquisition of Maconomy will enable our continued expansion into the broader professional services marketplace, both domestically and internationally.

At the same time, we believe that the high level of scrutiny and visibility of government contracting spending and the need to ensure that government projects are successfully completed on time and on budget continue to be important factors driving many of our customers to use our government contracting solutions across large segments of their organizations. However, the continuing focus on government spending, especially at the federal level, and attempts to reduce this spending, may cause potential customers in the government contract arena to delay or scale back their plans to purchase our solutions.

Our consulting services and other revenues for the three months ended September 30, 2011 increased by $2.3 million to $18.0 million as compared to $15.7 million for the three months ended September 30, 2010. This was primarily the result of increased professional services revenue related to our Maconomy product line. We believe that continued growth in sales of our Maconomy product lines will positively impact our consulting services revenue over the rest of 2011. However, we expect that our consulting services revenue may be impacted by an increase in our term licensing, subscription and software-as-a-service (“SaaS”) revenue streams, which do not require the same level of consulting services as our perpetual license products.

Our maintenance and support services revenue increased 19% for the three months ended September 30, 2011 to $40.5 million as compared to $33.9 million for the three months ended September 30, 2010. We believe the increase in our maintenance and support services revenue reflects our continued success in providing products and solutions that meet our customers’ needs. We expect revenue from maintenance services to remain a significant source of our total revenue as a result of additional sales of software products and solutions in the future, high customer retention rates and the importance of our solutions to our customers’ operations.

In 2011, we initiated plans to restructure our operations in certain areas to realign our cost structure and resources and to take advantage of operational efficiencies following our recent acquisitions. These plans have resulted in associated restructuring charges in 2011 as we continue to integrate our business and allow for increased investment in key strategic objectives. We will continue to proactively manage our business to control operating expenses and realign resources in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Goodwill, Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Product Revenues (2)
Perpetual licenses (2)	$15.8	$15.4	$0.4	3	$45.4	$43.9	$1.5	3
Subscription and term licenses (2)	10.9	0.2	10.7	Not Relevant	27.7	0.3	27.4	Not Relevant

Total product revenues	26.7	15.6	11.1	71	73.1	44.2	28.9	65
Maintenance and support services	40.5	33.9	6.6	19	118.1	99.2	18.9	19
Consulting services and other revenues (1)	18.0	15.7	2.3	15	62.0	50.1	11.9	24

Total revenues	$85.2	$65.2	$20.0	31	$253.2	$193.5	$59.7	31

COST OF REVENUES:
Cost of product revenues (2)
Cost of perpetual licenses (2)	$1.4	$1.8	$(0.4)	(23)	$5.0	$3.7	$1.3	35
Cost of subscription and term licenses (2)	5.7	0.3	5.4	Not Relevant	14.8	0.7	14.1	Not Relevant

Cost of product revenues	7.1	2.1	5.0	235	19.8	4.4	15.4	355
Cost of maintenance and support services	6.0	6.5	(0.5)	(8)	19.2	18.6	0.6	3
Cost of consulting services other revenues (1)	16.8	14.9	1.9	12	56.2	45.7	10.5	23

Total cost of revenues	$29.9	$23.5	$6.4	27	$95.2	$68.7	$26.5	39

GROSS PROFIT	$55.3	$41.7	$13.6	33	$158.0	$124.8	$33.2	27

OPERATING EXPENSES:
Research and development	$15.2	$13.7	$1.5	11	$48.5	$36.5	$12.0	33
Sales and marketing	20.0	15.6	4.4	28	64.9	38.0	26.9	71
General and administrative	12.1	13.8	(1.7)	(12)	38.7	34.5	4.2	12
Restructuring charge (benefit)	2.6	—	2.6	100	9.4	0.9	8.5	Not Relevant

Total operating expenses	$49.9	$43.1	$6.8	16	$161.5	$109.9	$51.6	47

INCOME (LOSS) FROM OPERATIONS	$5.4	$(1.4)	$6.8	Not Relevant	$(3.5)	$14.9	$(18.4)	(124)

Interest income	—	—	—	—	0.1	—	0.1	153
Interest expense	(2.7)	(2.3)	(0.4)	15	(8.6)	(7.3)	(1.3)	17
Other income (expense), net	0.1	(0.3)	0.4	(137)	(0.2)	(0.3)	0.1	(43)

INCOME (LOSS) BEFORE INCOME TAXES	2.8	(4.0)	6.8	(172)	(12.2)	7.3	(19.5)	(267)
Income tax (benefit) expense	(0.3)	0.3	(0.6)	(194)	(5.8)	4.5	(10.3)	(230)

NET INCOME (LOSS)	$3.1	$(4.3)	$7.4	(174)	$(6.4)	$2.8	$(9.2)	(324)
Net loss attributable to noncontrolling interests	—	0.2	(0.2)	(100)	—	0.2	(0.2)	(100)

NET INCOME (LOSS) ATTRIBUTABLE TO DELTEK, INC.	$3.1	$(4.1)	$7.2	(177)	$(6.4)	$3.0	$(9.4)	(312)

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

(2)

“Product revenues”, which is comprised of “Perpetual licenses” and “Subscription and term licenses” is included in the statement of operations. “Software license fees” and “Subscription and recurring revenues” have been re-characterized as “Perpetual licenses” and “Subscription and term licenses,” respectively. The Cost of Revenues was conformed accordingly.

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES:
Product Revenues
Perpetual licenses	$15.8	$15.4	$0.4	3	$45.4	$43.9	$1.5	3
Subscription and term licenses	10.9	0.2	10.7	Not Relevant	27.7	0.3	27.4	Not Relevant

Total product revenues	26.7	15.6	11.1	71	73.1	44.2	28.9	65
Maintenance and support services	40.5	33.9	6.6	19	118.1	99.2	18.9	19
Consulting services and other revenues	18.0	15.7	2.3	15	62.0	50.1	11.9	24

Total revenues	$85.2	$65.2	$20.0	31	$253.2	$193.5	$59.7	31

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

Our subscription revenue, including SaaS, and term revenue are comprised of fees derived from arrangements in which the Company’s customers subscribe to information solutions and to certain other software products and services.

For the three and nine months ended September 30, 2011, our product revenue increased by $11.1 million and $28.9 million, respectively, to $26.7 million and $73.1 million, respectively, as compared to $15.6 million and $44.2 million, respectively, for the three and nine months ended September 30, 2010. The increase in product revenues was primarily attributable to the continued development of our subscription revenue resulting from our acquisitions of INPUT and FedSources. This accounted for increases in product revenue of $9.7 million and $24.9 million, respectively, for the three and nine months ended September 30, 2010.

Our product revenue was also positively impacted by our continuing momentum in the professional services market, but was negatively impacted by lower perpetual license fee revenue of $5.8 million from our GovCon products. The lower perpetual license fee revenue for GovCon products was partly the result of increased term license revenue from our GovCon products, which was approximately $2.1 million for the nine months ended September 30, 2011.

Perpetual Licenses

Perpetual license revenues increased $0.4 million, or 3%, to $15.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. In 2011, we recognized additional revenue of $0.7 million from professional services perpetual licenses. This was offset by lower perpetual license revenues from our GovCon products of $0.3 million compared to the prior year.

Perpetual license revenues increased $1.5 million, or 3%, to $45.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In 2011, we recognized additional revenue of $7.3 million from professional services perpetual licenses. This was offset by lower perpetual license fee revenues from our GovCon products of $5.8 million compared to the prior year.

We believe that the current political and economic climate, especially as it relates to the level and timing of U.S. government spending and the status of the U.S. government debt, has impacted government contract spending. This has impacted our perpetual licenses revenue because certain of our government contracting customers have delayed or scaled back their purchasing decisions amid the uncertainty surrounding the federal budget and the U.S. government debt.

Subscription and Term Licenses

Subscription and term license revenues were $10.9 million and $27.7 million for the three and nine months ended September 30, 2011, respectively. These revenues were primarily attributable to the products and services we added to our portfolio with the acquisition of INPUT in October 2010 and FedSources in March 2011. In addition, these revenues include software solutions sold on a subscription or term basis. We believe that our subscription and term license revenues, as well as product solutions sold on a subscription, term or SaaS basis, will account for a significant component of our total revenue in future quarters.

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

Maintenance revenues increased $6.6 million, or 19%, to $40.5 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Maintenance revenues increased year over year as a result of strong renewals, a higher installed base, and the impact of the Maconomy acquisition, which includes the purchase accounting write down for the three months ended September 30, 2010.

Maintenance revenues increased $18.9 million, or 19%, to $118.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Maintenance revenues increased year over year as a result of strong renewals, a higher installed base, and the impact of the Maconomy acquisition.

We expect that maintenance revenues will continue to be our largest source of revenue given our continued sales of perpetual license software and high maintenance retention rate.

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

Consulting services and other revenues increased $2.3 million, or 15%, to $18.0 million for the three months ended September 30, 2011 compared to three months ended September 30, 2010. Our software implementation consulting services revenue increased $2.2 million primarily due to the additional sales of consulting services to Maconomy customers.

Consulting services and other revenues increased $11.9 million, or 24%, to $62.0 million for the nine months ended September 30, 2011 compared to nine months ended September 30, 2010. Our software implementation consulting services revenue increased $11.3 million primarily due to the additional sales of consulting services to Maconomy and WMG customers. Other revenue increased by $0.6 million.

While we expect continued demand for consulting services from customers due to additional purchases of our applications and the expansion of their use of our software and solutions, our consulting services revenue may be impacted by an increase in our term licensing, subscription and SaaS revenue streams, for which there are no associated services revenues. In addition, our consulting services revenue may be impacted by lower consulting services for larger perpetual license transactions done in partnership with large consulting firms who may perform the majority of the overall consulting services.

Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES:
Cost of product revenues
Cost of perpetual licenses	$1.4	$1.8	$(0.4)	(23)	$5.0	$3.7	$1.3	35
Cost of subscription and term licenses	5.7	0.3	5.4	Not Relevant	14.8	0.7	14.1	Not Relevant

Total cost of product revenues	7.1	2.1	5.0	235	19.8	4.4	15.4	355
Cost of maintenance and support services	6.0	6.5	(0.5)	(8)	19.2	18.6	0.6	3
Cost of consulting services and other revenues	16.8	14.9	1.9	12	56.2	45.7	10.5	23

Total cost of revenues	$29.9	$23.5	$6.4	27	$95.2	$68.7	$26.5	39

Cost of Perpetual Licenses

Our cost of perpetual licenses consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

For the three months ended September 30, 2011, cost of perpetual licenses decreased by $0.4 million to $1.4 million due to reduced royalties for third party products. Cost of perpetual licenses was $5.0 million for the nine months ended September 30, 2011 compared to $3.7 million for the nine months ended September 30, 2010. The increase in cost of perpetual licenses of $1.3 million is due primarily to the amortization of acquired technology.

Cost of Subscription and Term Licenses

Our cost of subscription and term licenses is comprised of compensation expenses, and facility and other expenses incurred in providing subscription services, as well as the amortization of acquired intangible assets. These costs are primarily attributable to the products and services we added to our portfolio with the acquisitions of INPUT in October 2010 and FedSources in March 2011.

Cost of subscription and term licenses was $5.7 million for the three months ended September 30, 2011 compared to $0.3 million for the three months ended September 30, 2010. The increase in the cost of subscription and term licenses is primarily attributed to increases of $3.7 million for labor and related benefits, $1.0 million for amortization of acquired intangible assets and $0.6 million for facility expenses. The increase was primarily the result of the two acquisitions we completed with respect to the information solutions we provide.

Cost of subscription and term licenses was $14.8 million for the nine months ended September 30, 2011 compared to $0.7 million for the nine months ended September 30, 2010. The increase in the cost of subscription and term licenses is attributed to increases of $9.5 million for labor and related benefits, $2.6 million for amortization of acquired intangible assets and $1.8 million for facility expenses attributable mainly to our acquisitions.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of compensation expenses and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance and support services decreased $0.5 million, or 8%, to $6.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This decrease was primarily attributed to decreases in labor and related benefits of $0.1 million, facility expenses of $0.3 million, and other expenses of $0.1 million.

Cost of maintenance and support services increased $0.6 million, or 3%, to $19.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was attributed to increases in labor and related benefits of $0.5 million and royalties for third-party products which are embedded or sold along with our perpetual licenses of $0.1 million.

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

Cost of consulting services and other revenues increased $1.9 million, or 12%, to $16.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, which was primarily attributed to increases in labor and related benefits of $2.4 million and facility expense of $0.8 million offset by lower third-party contractor expenses of $0.9 million and travel expenses of $0.4 million.

Cost of consulting services and other revenues increased $10.5 million, or 23%, to $56.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, which was primarily attributed to increases in labor and related benefits of $10.6 million, facility expense of $0.7 million, and costs related to user conferences of $0.4 million. These costs are offset by decreases in travel expenses of $0.6 million and third-party contractor expenses of $0.5 million.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$15.2	$13.7	$1.5	11	$48.5	$36.5	$12.0	33
Sales and marketing	20.0	15.6	4.4	28	64.9	38.0	26.9	71
General and administrative	12.1	13.8	(1.7)	(12)	38.7	34.5	4.2	12
Restructuring charge	2.6	—	2.6	100	9.4	0.9	8.5	Not Relevant

Total operating expenses	$49.9	$43.1	$6.8	16	$161.5	$109.9	$51.6	47

Research and Development

Our product development expenses consist primarily of compensation expenses, third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $1.5 million, or 11%, to $15.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The principal drivers of the increase were higher labor costs and related benefits of $1.5 million resulting primarily from increased headcount attributable to the INPUT and WMG acquisitions, facility expenses of $0.4 million, and third-party contractor expenses of $0.4 million offset by costs capitalized for internally developed software of $0.8 million.

Research and development expenses increased by $12.0 million, or 33%, to $48.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The principal drivers of the increase were higher labor costs and related benefits of $9.8 million resulting primarily from increased headcount attributable to the INPUT and WMG acquisitions, third-party contractor expenses of $1.7 million, facility expenses of $1.3 million and travel expenses of $0.4 million offset by costs capitalized for internally developed software of $1.2 million.

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

Sales and marketing expenses increased by $4.4 million, or 28%, to $20.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was due to increases in labor and related benefits of $2.2 million primarily from an increase in headcount attributable to the INPUT and WMG acquisitions, amortization of acquired intangibles of $1.0 million, facility expenses of $0.6 million, select marketing programs of $0.2 million, and commissions of $0.5 million, offset by decreased travel expenses of $0.1 million.

Sales and marketing expenses increased by $26.9 million, or 71%, to $64.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to increases in labor and related benefits of $15.5 million primarily from an increase in headcount attributable to the Maconomy, INPUT and WMG acquisitions, amortization of acquired intangibles of $4.6 million, facility expenses of $2.3 million, select marketing programs of $1.6 million, travel expenses of $1.3 million, commissions of $1.2 million and professional services fees of $0.3 million.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, legal and human resources. General and administrative costs also include insurance premiums, third-party legal fees, other professional services fees, facilities and other expenses associated with our administrative activities which include acquisition-related costs and New Mountain Capital advisory fees.

General and administrative expenses decreased by $1.7 million, or 12%, to $12.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease resulted from lower professional services fees of $3.4 million primarily attributable to the Maconomy and INPUT acquisition-related costs and travel expenses of $0.2 million offset by increases in labor and related benefits of $1.0 million, facility expenses of $0.8 million, and bad debt expense of $0.2 million.

General and administrative expenses increased by $4.2 million, or 12%, to $38.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase resulted from increases in labor and related benefits of $5.3 million, facility expenses of $1.2 million, corporate sales taxes of $0.4 million, and bad debt expenses of $0.4 million offset by a decrease in professional services fees of $3.2 million, primarily attributable to the Maconomy and INPUT acquisition related costs.

Restructuring Charge

During the nine month period ended September 30, 2010, we recorded a restructuring charge of approximately $0.9 million in an effort to realign our cost structure and to close two office locations. The charge included $0.9 million for severance and benefit costs for approximately 25 employees and $0.1 million for facilities related expenses associated with the closure of one office location offset by a restructuring benefit of $0.1 million.

During the first half of 2011, we initiated plans in each of the first and second quarters to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the recent acquisitions. The total estimated restructuring costs associated with each plan are estimated to range from $9.0 million to $9.5 million for the plan in the first quarter of 2011 and an estimated range from $3.0 million to $3.5 million for the plan in the second quarter of 2011, consisting primarily of employee severance expenses and facilities obligations.

As a result of this restructuring, we recorded a restructuring charge in the first nine months of 2011 of $6.9 million for severance and benefits costs for the reduction in headcount of approximately 170 employees. The Company also incurred a restructuring charge in the first nine months of 2011 of $2.5 million for the closure of two additional office locations and the relinquishment of space at one office location. We expect to incur the majority of the approximately $3.6 million remaining estimated expenses pursuant to these restructuring plans through the remaining part of 2011, with all expenses being incurred by the end of the first quarter of 2012. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations. See Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 10, Restructuring Charges.

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three and nine months ended September 30, 2011, when compared with the comparable periods in 2010.

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$2.7	$2.3	$0.4	15	$8.6	$7.3	$1.3	17

Interest expense increased $0.4 million to $2.7 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and $1.3 million to $8.6 million for the nine months ended September 30, 2011 compared to the same period in the prior year. This was primarily attributed to an increase in the average debt outstanding of approximately $7.0 million and $19.6 million for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The increased debt is attributed to the 2010 Credit Agreement that was entered into in November 2010. The effective interest rate remained relatively flat at 1.6% and 1.4% for the three months ended September 30, 2011 and 2010, respectively and 4.7% and 4.5% for the nine months ended September 30, 2011 and 2010, respectively.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
	(dollars in millions)				(dollars in millions)
Income tax (benefit) expense	$(0.3)	$0.3	$(0.6)	(194)	$(5.8)	$4.5	$(10.3)	(230)

Income tax expense for the three months ended September 30, 2011 decreased $0.6 million to a $0.3 million benefit compared to $0.3 million of expense for the three months ended September 30, 2010. As a percentage of pre-tax income, the income tax benefit in the current year was (11.0)% and the income tax expense in the prior year was (8.8)% for the three months ended September 30, 2011 and 2010, respectively.

The variation in the customary relationship between income tax expense and pre-tax accounting income for the three months ended September 30, 2011 is due to a favorable change in the amount of deductible transaction costs claimed on the Company’s prior year tax return and an increased amount of tax credits available to offset taxable income.

Income tax expense for the nine months ended September 30, 2011 decreased $10.3 million to a $5.8 million benefit compared to $4.5 million of expense for the nine months ended September 30, 2010. As a percentage of pre-tax income, income tax expense was 47.6% and 59.7% for the nine months ended September 30, 2011 and 2010, respectively. The income tax expense for 2011 is lower than the income tax expense for 2010 due primarily to lower pre-tax income.

During the three months ended September 30, 2011, the Company established an additional liability of approximately $0.2 million associated with certain deductible expenses, tax credits and associated interest on prior period ASC 740-10 adjustments.

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

In November 2010, we amended and extended the Amended Credit Agreement (the “2010 Credit Agreement”), providing for $230.0 million in aggregate borrowings, consisting of $200 million in secured term loans maturing in November 2016 and a $30 million secured revolving credit facility maturing in November 2015. The 2010 revolving credit facility was undrawn at closing. All prior amounts outstanding under the Amended Credit Agreement (approximately $146.8 million) were prepaid in full out of proceeds from the new term loans. The remaining proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, were used for general corporate purposes. The 2010 Credit Agreement included an original issuance debt discount of 1%, or $2.0 million, which, along with the deferred debt issuance costs, will be amortized over the term of the loan using the effective interest method. The original issue debt discount was included in the $5.1 million of debt issuance costs noted above.

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

We pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At origination, the 2010 Credit Agreement required us to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. For the nine months ended September 30, 2011, we made voluntary prepayments of $30.0 million on the 2010 Credit Agreement. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule. Through principal payments and the application of voluntary principal prepayments, we have fully satisfied the $3.0 million of mandatory principal repayment that is due through June 2012.

As of September 30, 2011 and December 31, 2010, the outstanding principal amount of the term loans was $169.0 million and $199.5 million, respectively, excluding the reduction of the unamortized debt discount of $1.7 million at September 30, 2011, and there were no borrowings outstanding under the revolving credit facility, with the exception of certain contingent liabilities relating to outstanding letters of credit described below.

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

The following table summarizes the significant financial covenants under the 2010 Credit Agreement (adjusted EBITDA below is based on the terms of the 2010 Credit Agreement):

Covenant Requirement	Calculation	As of September 30, 2011		Most Restrictive Required Level
		Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	6.92	Greater than 3.00 to 1.00

Capital Expenditure	Fiscal year capital expenditure not to exceed required level	Less than $18.0 million	$7.9 million	$10.0 million in 2012

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.33	2.50 to 1.00 effective January 1, 2014

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

As of September 30, 2011, we were in compliance with all covenants under the 2010 Credit Agreement.

The 2010 Credit Agreement requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances so that our leverage ratio (as defined in the 2010 Credit Agreement) is less than 3.00, on or before December 31, 2011, or 2.75 anytime thereafter. The 2010 Credit Agreement also requires mandatory prepayments of the term loans from our annual excess cash flow, and from the net proceeds of certain asset sales or equity issuances. We did not make an annual excess cash flow payment in the first quarter of 2011, due to the permitted acquisitions that occurred during 2010, and there were no other required mandatory prepayments during the nine months ended September 30, 2011.

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

The cost of our acquisitions has been financed with available cash flow and, to a very limited extent, credit facility borrowings.

Our required guarantees related to certain letters of credit for our real estate leases count against our borrowing limit under our revolving credit facility. At September 30, 2011, the total amount of letters of credit guaranteed under the revolving credit facility was $0.5 million. As a result, available borrowings on the revolving credit facility at September 30, 2011 were $29.5 million.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months. The 2010 Credit Agreement also provided us with greater financial flexibility by extending our repayment obligations over a longer term.

For the nine months ended September 30, 2011, we made voluntary prepayments of $30.0 million on the 2010 Credit Agreement. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule. We may continue to prepay debt in the future.

We also believe that our aggregate cash balance of $46.9 million as of September 30, 2011, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), will be sufficient to cover the payments due over the near term under the 2010 Credit Agreement.

In August 2011, our Board of Directors (the “Board”) approved a stock repurchase program under which we may repurchase up to $30 million of Deltek common stock. The Board authorization permits us to repurchase stock at times and prices considered appropriate by us depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.

During the nine months ended September 30, 2011, shares of common stock repurchased in the open market under this plan totaled 379,337 at a total cost of $2.5 million plus a nominal amount of commissions (average price of $6.60 per share including commissions). There was $27.5 million remaining under the stock repurchase program available for future repurchases at September 30, 2011.

In the future we may require additional liquidity to fund our operations, strategic investments and acquisitions and debt repayment obligations, which could entail raising additional funds or modifying the terms of our 2010 Credit Agreement.

Analysis of Cash Flows

For the nine months ended September 30, 2011, we generated cash from operating activities of $47.7 million compared to $44.5 million during the comparable period for 2010. The increase of $3.2 million was primarily due to an increase in non-cash adjustments to net income of $11.9 million offset by a decrease in net income of $9.5 million.

Net cash used in investing activities was $44.7 million for the nine months ended September 30, 2011, compared to $73.6 million used during the comparable period of 2010. Our use of cash for investing activities in the first nine months of 2011 was primarily for the acquisition of WMG for $25.7 million, the purchase of property and equipment of $15.3 million, payment of contingent consideration for the purchase of the assets of S.I.R.A., Inc. (“S.I.R.A.”) of $1.0 million and the acquisition of Maconomy for $1.6 million. Our use of cash for investing activities in the first nine months of 2010 was for the acquisition of Maconomy for $64.6 million, purchase of the assets of S.I.R.A. for $6.1 million and the purchase of property and equipment of $2.9 million.

Net cash used in financing activities was $33.4 million for the nine months ended September 30, 2011, which was primarily related to $30.5 million in debt repayments, $2.5 million for stock acquired through our stock repurchase program and $1.8 million for shares withheld for minimum tax withholdings on vested restricted stock. This was offset by proceeds from stock option exercises, and the related tax benefit on stock awards, as well as the issuance of stock under our employee stock purchase plan of $1.4 million.

Net cash used in financing activities was $31.1 million for the nine months ended September 30, 2010, which primarily related to $32.2 million in debt repayments and $1.3 million for shares withheld for minimum tax withholdings on vested restricted stock. This was offset by proceeds from stock option exercises and the related tax benefit on stock awards, as well as the issuance of stock under our employee stock purchase plan of $2.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, on revenue recognition, both of which became effective beginning January 1, 2011. The provisions in the accounting standards could have been adopted prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We elected to adopt the standards prospectively and they did not have a material impact on our consolidated financial statements upon adoption.

ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. Currently we do not have multiple-deliverable arrangements that would be included in the scope of ASU 2009-13; we plan to implement the provisions in ASU 2009-13 when it is appropriate based upon our selling arrangements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that an impairment of goodwill exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements from the adoption of ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which changes the manner in which comprehensive income is presented in the financial statements. The guidance in ASU 2011-05 removes the current option to report other comprehensive income (OCI) and its components in the statement of changes in equity and requires entities to report this information in one of two options. The first option is to present this information in a single continuous statement of comprehensive income starting with the components of net income and total net income followed by the components of OCI, total OCI, and total comprehensive income.

The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. ASU 2011-05 does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of ASU 2011-05 applied retrospectively for all periods presented in the financial statements. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements; however, we do expect the adoption to change the presentation of other comprehensive income in our financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08 the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. In this case, the quantitative impairment test is required.

ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements and we are currently evaluating whether to early adopt the provisions in ASU 2011-08.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At September 30, 2011, we had $46.9 million in cash and cash equivalents. Our interest expense associated with our term loans and revolving credit facility can vary with market rates. As of September 30, 2011, we had approximately $169.0 million of the principal amount in debt outstanding, which was effectively set at a fixed rate at September 30, 2011, due to the LIBO rate floor established of 1.5% in the 2010 Credit Agreement and the LIBO rate at September 30, 2011 being below the established floor. However, an increase in the LIBO rate above the LIBO rate floor subsequent to September 30, 2011 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our possible variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the discussion above.

Based on the investment interest rate and our cash and cash equivalents balance as of September 30, 2011, a hypothetical 1% decrease in interest rates would have an insignificant impact on our earnings and cash flows on an annual basis. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in U.S. Dollars. However, since a growing portion of our operations consists of activities outside of the United States, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona, the Norwegian kroner and the Euro. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during 2010. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net income by less than $1.3 million for the nine months ended September 30, 2011. Our net assets at September 30, 2011 would have been impacted by less than $8.5 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic downturns or unfavorable changes in the financial and credit markets in both the United States and broader international markets, including economic recessions, could have an adverse effect on the operations, budgets and overall financial condition of our customers. For instance, the downgrade of the U.S. Government’s credit rating in August 2011 by Standard & Poor’s and any future downgrades of the U.S. Government’s credit rating, regardless of whether a default by the U.S. Government on its debt occurs, could create broader financial turmoil and uncertainty and affect the key sectors in which our customers operate.

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

In addition, the financial and overall condition of third-party solutions’ providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the nine months ended September 30, 2011, resellers accounted for approximately 10% of our perpetual licenses revenue.

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

Because we derive a substantial portion of our revenue from customers who contract with the Federal Government, we believe that the success and development of our business will continue to be affected by our customers’ successful participation in federal government contract programs. The funding of U.S. Government programs is generally subject to congressional budget authorization and annual appropriation processes and may be increased or decreased, whether on an overall basis or on a basis that could disproportionately impact our customers. Changes in the size of the Federal Government’s budget or budgetary priorities from one fiscal year to another could therefore affect our financial performance. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the Federal Government, including those as a result of a creation of a special committee to review deficit reduction, and pressures on the overall size of the federal budget could adversely affect the total funding and/or funding for individual programs in which our customers participate. Federal Government spending may also be further limited by political and economic pressures related to the current size of the federal deficit and the overall size of the federal debt. A significant decline in government expenditures, a shift of expenditures away from programs that our customers support or a change in federal government contracting policies could cause Federal Government agencies to reduce their purchases under contracts, exercise their right to terminate contracts at any time without penalty or not exercise options to renew contracts. Any such actions could affect our government contracting customers, which could cause our actual results to differ materially and adversely from those anticipated. Among the factors that could seriously affect our federal government contracting customers are:

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

Historically, our operating results have varied from quarter to quarter and from year to year. Consequently, we believe that investors should not view our historical revenue and other operating results as an indicator of our future performance. A number of factors contribute to the variability in our revenue and other operating results, including the following:

•	global and domestic economic and financial conditions;

•	the number and timing of major customer contract wins, which tend to be unpredictable and which may disproportionately impact our perpetual licenses revenue and operating results;

•	the highest concentration of our software license sales is typically in the last month of each quarter, resulting in diminished predictability of our quarterly results;

•	the higher concentration of our software license sales in the last quarter of each fiscal year, resulting in diminished predictability of our annual results;

•	the discretionary nature of our customers’ purchases, varying budget cycles and amounts available to fund purchases resulting in varying demand for our products and services;

•	delays or deferrals by customers in the implementation of our products;

•	the level of product and price competition;

•	the length of our sales cycles;

•	the timing of recognition of deferred revenue;

•	any significant change in the number of customers renewing or terminating maintenance agreements with us;

•	our ability to deliver and market new software enhancements and products;

•	announcements of technological innovations by us or our competitors;

•	the relative mix of products and services we sell;

•	developments with respect to our intellectual property rights or those of our competitors; and

•	our ability to attract, train and retain qualified personnel.

As a result of these and other factors, our operating results may fluctuate significantly from period to period and may not meet or exceed the expectations of securities analysts or investors. In that event, the price of our common stock could be adversely affected.

Our operating results in any particular quarter may not be reflective of our actual performance as a result of existing accounting rules and changes in how we may offer our solutions.

The existing accounting rules may, in certain circumstances, require us to delay the recognition of revenue into subsequent quarters. This could also be the case if, for example:

•	we sell a solution on a term or subscription basis;

•	the software transactions include both currently deliverable software products and software products that are under development or require other undeliverable elements;

•	a particular customer requires services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	the software transactions involve customer acceptance criteria;

•	there are identified product-related issues, such as known defects;

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

In July 2010, we completed our acquisition of Maconomy, a multi-national provider of software solutions to professional services firms. As a result of this acquisition, we expanded our operations into Denmark, the Netherlands, Norway, Sweden, and Belgium and expanded our existing operations both in the United Kingdom and the United States.

In 2010 and 2011, we completed our acquisitions of INPUT and WMG, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions thereby expanding our network of government contractor customers.

While we continually add functionality to our existing products and solutions and add additional solutions through acquisitions to address the specific needs of both existing customers and new customers, we may be unsuccessful in developing appropriate or complete products, pursuing effective product development and marketing strategies, or integrating acquired products and solutions with our existing portfolio.

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

Our business model depends, in part, on the success of our efforts to maintain and increase sales to our existing customers. We have typically generated significant additional revenues from our installed customer base through the sale of additional new licenses or solutions, add-on applications, expansion of existing implementations and professional and maintenance services. We may be unsuccessful in maintaining or increasing sales to our existing customers for any number of reasons, including the failure of our customers to increase the size of their operations, our inability to deploy new applications and features for our existing products and solutions, and our inability to introduce new products, solutions and services that are responsive to the business needs of our customers. If we fail to generate additional business from our customers, our revenue and profitability could be materially adversely affected.

If we do not successfully address the potential risks associated with our current or future global operations, we could experience increased costs or our operating results could be materially adversely affected.

As of September 30, 2011, we had customers in approximately 80 countries and we have facilities or operations in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands, Belgium and Australia, in addition to our U.S. operations.

Doing business internationally may involve additional potential risks and challenges, including:

•	managing international operations, including a global workforce, multiple languages for communication and diverse cultural conventions;

•	conforming our products to local business practices or standards, including developing multi-lingual compatible software;

•	developing brand awareness for our products;

•	competing with local and international software vendors;

•	disruptions in international communications resulting from damage to, or disruptions of, telecommunications links, gateways, cables or other systems;

•	potential difficulties in collecting accounts receivable and longer collection periods in countries where the accounts receivable collections process may be more difficult;

•	potentially unstable political and economic conditions in countries in which we do business or maintain development operations;

•	potentially higher operating costs resulting from local laws, regulations and market conditions;

•	foreign currency controls and fluctuations resulting from intercompany balances or arrangements associated with our international operations;

•	reduced protection for intellectual property rights in a number of countries where we do business;

•	compliance with frequently changing governmental laws and regulations;

•	seasonality in business activity specific to various markets that is different than our recent historical experience;

•	potentially longer sales cycles in certain international markets;

•	potential restrictions on repatriation of earnings, including changes in the tax treatment of our international operations; and

•	potential restrictions on the export of technologies, such as data security and encryption.

These risks could increase our costs or adversely affect our operating results.

If we are not successful in expanding our international business, our revenue growth could be materially adversely affected.

We have customers in approximately 80 countries and international markets that accounted for approximately 24% of our total perpetual licenses revenue for the nine months ended September 30, 2011. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products and services in international markets and successfully integrate acquired businesses. If we are unable to further our expansion into international markets, or if we are unable to realize the benefits we expect to achieve from our recent acquisition of Maconomy or any future international operation that we acquire, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired, and intend to continue to acquire, complementary businesses, technologies, product lines or services organizations. In July 2010, we completed our acquisition of Maconomy, an international provider of software solutions to professional services firms. In 2010 and 2011, we completed our acquisitions of INPUT and WMG, which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions. These acquisitions added approximately 500 employees to our existing employee base and expanded our operations into five new countries—Denmark, Norway, Sweden, Belgium and the Netherlands. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

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

Our customers contract with us for ongoing product maintenance and support services. Historically, maintenance services revenues have represented a significant portion of our total revenue. Revenues from maintenance and support services constituted approximately 47% and 51% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively.

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

If we fail to forecast the timing of our revenues or expenses accurately, our operating results could be materially different than we forecast.

We use a variety of factors in our forecasting and planning processes, including historical trends, recent customer history, expectations of customer buying decisions, customer implementation schedules and plans, analyses by our sales and service teams, maintenance renewal rates, our assessment of economic and market conditions and many other factors. While these analyses may provide us with some guidance in business planning and expense management, these estimates are inherently imprecise and may not accurately predict the timing of our revenues or expenses. A variation in any or all of these factors, particularly in light of prevailing financial or economic conditions, could cause our results to be materially lower than forecasted.

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

As of September 30, 2011, we had approximately $169.0 million of outstanding principal amount of the term loans under our existing credit facility at interest rates which are subject to market fluctuation. These term loans mature in November 2016. Our existing credit facility also provides for a $30.0 million revolving credit facility maturing in November 2015. Our indebtedness and related obligations could have important future consequences to us, such as:

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

Our ability to meet our existing debt service obligations will depend on many factors, including prevailing financial or economic conditions, our past performance and our financial and operational outlook. In addition, although we recently completed the extension and expansion of our credit facility and have voluntarily prepaid approximately $30.0 million of our obligations under our credit facility during the nine months ended September 30, 2011, our ability to borrow additional funds or refinance our existing debt if desired or deemed necessary in light of then-existing business conditions could also depend on such factors. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, modify our debt structure, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all. If we are unable to do so, our business could be materially adversely affected.

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

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products and to develop new products. For example, our product development expenses were approximately $48.5 million, or 19.2% of revenue for the nine months ended September 30, 2011 and approximately $36.5 million, or 18.9% of revenue for the nine months ended September 30, 2010. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins we anticipate.

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

If our existing or prospective customers prefer an application software architecture other than the standards-based technology and platforms upon which we build or support our products, or if we fail to develop our new product enhancements or products to be compatible with the application software architecture preferred by existing and prospective customers, we may not be able to compete effectively, and our revenue could be materially reduced.

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

A breach in the security of our software could harm our reputation, result in a loss of current and potential customers, and subject us to material claims, which could materially harm our operating results and financial condition.

Fundamental to the use of enterprise application software, including our software, is the ability to securely process, collect, analyze, store and transmit information. As we begin to offer more services and solutions in a Web-based or “cloud” environment, we will need to store and transmit more of our users’ and customers’ proprietary information. Third parties may attempt to breach the security of our solutions, third party applications that our products interface with, as well as customer databases and actual data. In addition, security breaches may occur as a result of employee error, malfeasance or otherwise. And outside parties may attempt to fraudulently induce employees, users or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. If our security measures are breached, an unauthorized party may obtain access to our data or our users’ or customers’ data. In addition, cyber-attacks and similar acts could lead to interruptions and delays in customer processing or a loss or breach of a customer’s data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer, and operate in more countries.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

We may be responsible, and liable, to our customers for certain breaches in the security of our software products. Any security breaches for which we are, or are perceived to be, responsible, in whole or in part, could subject us to legal claims or legal proceedings, including regulatory investigations, which could harm our reputation and result in significant litigation costs and damage awards or settlement amounts. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition. Security breaches also could cause us to lose current and potential customers, which could have an adverse effect on our business. Moreover, we might be required to expend significant financial and other resources to protect further against security breaches or to rectify problems caused by any security breach.

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

The loss of key members of our senior management team could disrupt our business.

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

We derive a significant portion of our revenues from federal government contractors. In 2011 and 2010, over half of our perpetual licenses revenue was generated from customers who are federal government contractors. In addition our acquisitions of INPUT and WMG increase the importance of government contractor customers to our business. Our government contractor customers utilize our Costpoint, GCS Premier, Deltek First or our enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards. In addition, our government contractor customers utilize our GovWin, INPUT and WMG solutions to obtain critical information about potential government opportunities.

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

We have acquired several businesses which, in aggregate, have resulted in the recording of goodwill valued at approximately $176.6 million and other acquired intangible assets valued at approximately $60.2 million as of September 30, 2011. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

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

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the SEC within prescribed time periods. As part of The NASDAQ Global Select Market (“NASDAQ”) listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods.

If we were to identify material weaknesses in our internal control in the future, including with respect to internal controls relating to companies that we have acquired or may acquire in the future, the required audit or review of our financial statements by our independent registered public accounting firm may be delayed. In addition, we may not be able to produce reliable financial statements, file our financial statements as part of a periodic report in a timely manner with the Securities and Exchange Commission or comply with NASDAQ listing requirements. If we are required to restate our financial statements in the future, any specific adjustment may cause our operating results and financial condition, as restated, on an overall basis to be materially impacted.

If these events were to occur, our common stock listing on NASDAQ could be suspended or terminated and, absent a waiver, we also would be in default under our credit agreement and our lenders could accelerate any obligation we have to them. We, or members of our management, could also be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits. In addition, our stock price could decline, we could face significant unanticipated costs, management’s attention could be diverted and our business reputation could be materially harmed.

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

Significant price fluctuations in our common stock also could result from a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	our competitors’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ growth rates;

•	conditions of the project-focused software industry;

•	securities analysts’ commentary about us or our industry;

•	the limited trading volume of our common stock; and

•	any other factor described in this “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

The New Mountain Funds have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the prevailing market price of our common stock to decline. The majority of the shares of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our Amended and Restated 2007 Stock Award and Incentive Plan (the “2007 Plan”) are, directly or indirectly, subject to registration rights.

We have also filed registration statements with the SEC covering shares subject to options and restricted stock outstanding under our 2005 Stock Option Plan and 2007 Plan and shares reserved for issuance under our 2007 Plan and our Employee Stock Purchase Plan.

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

Although in 2009 the New Mountain Funds waived their right to collect a transaction fee in connection with our stock rights offering and the amendment of our Credit Agreement, their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control of the Company occurs. In 2010, New Mountain Capital, L.L.C. received transaction fees of $1.6 million in connection with our acquisition of Maconomy and $1.2 million in connection with our acquisition of INPUT. New Mountain Capital, L.L.C. agreed to waive any transaction fee payable in connection with the Company’s acquisition of WMG.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 69,676,379 shares outstanding as of October 31, 2011. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

Our stockholders do not have the same protections available to other stockholders of NASDAQ-listed companies because we are a “controlled company” within the meaning of The NASDAQ Global Select Market’s standards and, as a result, qualify for, and may rely on, exemptions from several corporate governance requirements.

The New Mountain Funds control a majority of our outstanding common stock and have the ability to elect a majority of our Board. As a result, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on NASDAQ. Under these rules, a company as to which an individual, a group or another company holds more than 50% of the voting power is considered a “controlled company” and is exempt from several corporate governance requirements, including requirements that:

•	a majority of the Board consists of independent directors;

•	compensation of officers be determined or recommended to the Board by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and

•	director nominees be selected or recommended for election by a majority of the independent directors or by a nominating committee that is composed entirely of independent directors.

We have availed ourselves of these exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of other companies that are subject to all of NASDAQ corporate governance requirements as long as the New Mountain Funds own a majority of our outstanding common stock.

Anti-takeover provisions in our charter documents, Delaware law and our shareholders’ agreement could discourage, delay or prevent a change in control of our company and may adversely affect the trading price of our common stock.

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us (as a public company with common stock listed on NASDAQ) from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt;

•	provide the New Mountain Funds, through their stock ownership, with the ability to elect a majority of our directors if they beneficially own one-third or more of our common stock;

•	do not provide for cumulative voting;

•	provide that vacancies on the Board, including newly created directorships, may be filled only by a majority vote of directors then in office (subject to the rights of the Class A stockholders);

•	limit the calling of special meetings of stockholders;

•	permit stockholder action by written consent if the New Mountain Funds and its affiliates own one-third or more of our common stock;

•	require supermajority stockholder voting to effect certain amendments to our certificate of incorporation; and

•	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information regarding purchases made by Deltek of its common stock:

Repurchase period	Total Number of Shares purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
7/1/11-7/31/11	—	$—	—	$30,000,000
8/1/11-8/31/11	74,910	$6.60	74,910	$29,505,856
9/1/11-9/30/11	304,427	$6.60	304,427	$27,496,475
10/1/11-10/31/11	287,600	$6.64	287,600	$25,585,738

Total	666,937	$6.62	666,937

(1)

On August 18, 2011, we announced that our Board had approved a stock repurchase program under which we may repurchase up to $30 million of Deltek common stock. The Board authorization permits us to repurchase stock at times and prices considered appropriate by us depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. As of September 30, 2011, we had repurchased an aggregate of 379,337 shares of common stock in the open market under this program.

(2)	The average price paid per share includes a nominal amount paid for commissions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: November 9, 2011	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DELTEK, INC.

Dated: November 9, 2011	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 9, 2011	By:	/s/ MICHAEL KRONE
Michael Krone
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 13, 2009 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.