Form 10-K
period 2011-12-31
DELTEK, INC
filed 2012-03-15
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-33772

DELTEK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	2291 Wood Oak Drive, Herndon, Virginia 20171	54-1252625
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(IRS Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: (703) 734-8606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
common stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the last reported sale price of the registrant’s common stock on June 30, 2011 on the Nasdaq Global Select Market) was approximately $179.9 million.

The number of shares of the registrant’s common stock and Class A common stock outstanding on March 5, 2012 was 68,979,498 and 100, respectively.

Documents incorporated by reference: Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of the registrant to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Company Overview

Deltek is a leading provider of enterprise software and information solutions designed and developed specifically for project-focused organizations in the professional services and government contracting markets. Our broad portfolio of software and information solutions are “purpose-built” for businesses that plan, forecast and otherwise manage their business processes based on projects. Our government contracting market consists of large, mid-sized and small government contractors, including aerospace and defense firms and information technology services providers. Our professional services market includes architecture and engineering (“A&E”) and construction firms, legal, accounting, marketing communications, consulting, research, non-profit and other project-focused services firms. Approximately 15,000 organizations and 1.9 million users across more than 80 countries around the world now utilize Deltek’s solutions to identify new opportunities, win new business, optimize resources, streamline operations, and deliver more profitable projects.

Our solutions portfolio, which includes solutions that we offer on a perpetual, term or software-as-a-service (“SaaS”) basis, includes:

•	Comprehensive, integrated financial management solutions that deliver project control, financial processing and accounting functions;

•	Business applications that enable employees across project-focused organizations to more effectively manage, measure and streamline business processes;

•

Integrated program management (“IPM”) solutions that allow customers to plan and manage project costs and schedules, measure earned value, evaluate, select and prioritize projects based on strategic business objectives, and facilitate compliance with regulatory reporting requirements; and

•

Business development and opportunity intelligence information and customer relationship management (“CRM”) solutions that help customers identify new opportunities, build stronger business relationships and manage their business development and capture management processes.

The Company is incorporated in Delaware and was founded in 1983. See Company Overview under Item 7, Management Discussion and Analysis, for additional information related to our business.

The Deltek Difference: Project-Focused Solutions for Government Contractors and Professional Services Firms

Generic enterprise resource planning (“ERP”) solutions provide organizations with the ability to streamline, automate and integrate different business processes. Generic ERP packages are generally limited to analyzing businesses in two dimensions - by account or by organization.

To successfully compete, project-focused organizations require a multi-dimensional view that provides visibility into all projects and how those projects impact all parts of their operations. Project-focused organizations also often operate in environments or industries that pose unique challenges for their managers, who are frequently required to maintain specific business processes and accounting methodologies to meet contract, audit or reporting requirements. Deltek’s solutions enable companies to connect the “project thread” in our customers’ business, delivering sophisticated, highly-integrated software solutions that provide organizations with end-to-end business visibility and insight across each stage of a project’s lifecycle.

Adapting, customizing and maintaining generic ERP software usually results in significantly higher deployment costs, longer implementation times and increased requirements for ongoing technical support. It can also result in missing or inaccurate metrics and the inability to manage key components of the business that are critical to driving better business performance for project-focused companies. As a result of its strong “project focus,” Deltek’s solutions are better able to effectively meet the needs of project-focused businesses. Deltek’s solutions recognize that the scope of projects varies significantly in length and complexity, can be difficult to forecast accurately and needs to be managed within the context of an organization’s complete portfolio of existing and potential projects. The “purpose-built” nature of Deltek’s solutions is important to our customers’ success and therefore drives strong customer retention.

Competitive Strengths

The key competitive strengths of Deltek’s enterprise software solutions for professional services firms and government contractors include:

•

Superior Industry Focus and Value Proposition. Deltek software solutions offer a superior value proposition for government contractors and professional services firms because they are “purpose-built” for them and provide built-in project functionality that generic solutions cannot match in depth or value. Deltek’s modular software architecture also enables its products to be deployed as a comprehensive solution or as individual applications, providing its customers with the flexibility to select the features that are relevant to them. As a result, customers are able to install, operate and deploy our solutions more quickly and with less expense than implementing and customizing generic solutions.

•

Depth and Breadth of our Solutions Footprint. We have developed an end-to-end set of solution capabilities designed specifically for government contractors and professional services firms. Deltek’s solutions manage the project lifecycle from business development to project or program management to financial management and planning.

•

Deep Domain Expertise. For nearly three decades, Deltek’s exclusive focus on meeting the complex needs of project-focused firms has provided us with extensive knowledge and industry expertise. Our deep domain expertise enables us to deliver, implement, sell and support solutions that are tailored to the existing and future needs of our customers.

•

Built-In Processes and Reporting. Our solutions are designed with built-in processes that enable project managers and business executives to accurately capture and measure specific project performance in detail with consistent application of business processes. Our applications also enable customers to seamlessly meet reporting requirements.

•

Leading Market Position. Deltek has approximately 9,000 professional services customers that include four out of the top five largest global accounting and consulting firms, the top three marketing communications networks, and approximately 90 of the top 100 U.S. design firms. Deltek also has 98 of the top 100 Federal contractors as customers to its government contracting solutions and information solutions.

Our key competitive strengths in the information solutions market include the following, delivered through GovWin.com, the leading business development platform and community network focused on the government contracting industry:

•

Leading Market Intelligence and Contracting Opportunities. Through our GovWin IQ platform and our CRM solutions, we provide the industry’s leading opportunities database and enable our customers to identify and manage opportunities and win more business with Federal, state and local governments. GovWin IQ’s database contains more than 13,000 contracting opportunities valued at over $1 trillion.

•

Customized Industry Research, Analysis and Consulting Services. GovWin Consulting is a personalized and targeted consulting service that assists customers with market assessments, prospect intelligence, market strategy, whitepapers and pipeline evaluation. Through deep market intelligence, tools and industry expertise, we can help customers develop strategies to find, bid and win more government business.

•

Access to a Broad Universe of Top Teaming Partners. Through our active GovWin.com community, Deltek provides the industry’s leading network of nearly 35,000 members who collaborate together to identify potential teaming partners for doing business with federal, state or local governments.

Customer Benefits

Our comprehensive portfolio of software and information solutions delivers the following benefits to our customers:

•

New Business Opportunity Development, Improved Win Rates and Increased Forecast Accuracy. Our solutions enable our customers’ business development and marketing teams to identify new business opportunities early, quickly differentiate their services, build stronger customer relationships, manage project pipelines, improve revenue forecasts, automate proposals and create accurate estimates for proposed services.

•

Improved Business Insight and Decision Making. Deltek solutions enable decision makers to analyze multiple facets of their project-based businesses in real-time and improve decision making by providing reporting, business intelligence, planning and analytical capabilities. They also enable customers to understand which projects are meeting objectives, empowering them to pursue those future opportunities that are the best fit.

•

Improved Project Profitability and Resource Planning. Our solutions enable customers to better schedule, allocate, budget and forecast resource needs across multiple projects based on numerous factors, including required skill sets, location, availability and timing. As a result, project managers can validate proposed fees, determine resource availability and utilization, measure project performance and improve the profitability of their projects and their businesses.

•

Streamlined Business Operations and Processes. Our solutions help organizations lower transaction processing costs, improve billing processes, improve cash flow and reduce administrative burdens on employees through the automation of a variety of key business processes, including time collection, expense management and employee self-service. Our solutions also help customers maintain specific business processes and accounting methodologies to meet contract, audit and reporting requirements.

•

Highly-Specialized GSA/VA Schedule Consulting. Deltek’s Washington Management Group (“WMG”) offers companies looking to win more business with the government a full range of General Services Administration and Veterans Administration contract services that help customers understand where specific opportunities exist and optimize their success in the government marketplace. WMG consultants provide contract proposal preparation services, advisory services and consulting services to help customers win more business.

Deltek’s Enterprise Software Solutions and Information Solutions for Government Contractors

We offer a comprehensive set of enterprise software and information solutions to meet the needs of government contractors.

Our comprehensive enterprise software solutions portfolio helps customers manage their relationships and contacts and streamline and optimize their government contracting projects once they win the business. These solutions provide end-to-end management of the entire government contracting business development and project lifecycle from the time business opportunities are identified and won through to the time a project is invoiced and booked as revenue. These solutions span CRM, resource planning and project management, cost and schedule management and financial management and compliance.

In addition to Deltek’s enterprise software solutions for government contractors, our government contracting-focused information solutions provide the marketplace with comprehensive intelligence related to government spending, research and analysis, government contracting opportunities, industry trends and best practices for business development. This market intelligence allows companies doing business with the government, including seasoned government contractors and new entrants, to quickly identify contracting opportunities, better manage their business development and marketing activities, discover partnership and teaming opportunities, and capture the most profitable opportunities for their businesses.

Deltek’s current solutions portfolio for the government contracting industry is comprised of the following product families and solutions, each designed to meet the specific functionality and scalability requirements of project-focused government contractors. A number of these solutions are also used by professional services firms and other commercial project-focused organizations.

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

•    Sophisticated medium and large-scale project-focused organizations, particularly government contractors. Also may be used by commercial project-focused organizations.

•    Customers purchase Costpoint to manage complex project portfolios and to facilitate compliance with detailed regulatory requirements. The Costpoint product family includes a broad set of scalable, integrated applications that streamline project-focused business processes across multiple disciplines and geographic locations.

Deltek First Essentials

•    Provides a cost-effective, easy to use and comprehensive accounting and project management solution, with the option to leverage the power of hosted or “cloud” services.

•    Provides a full view of project and financial information, enabling firms to respond quickly and accurately to variations in plans and project projections.

•    Purpose-built for smaller to medium-sized government contractors, Deltek First Essentials allows them to maximize business performance and project profitability while allowing for reduced IT investment and operational costs.

Product	Features and Functionality	Targeted Customers and Value Proposition
Deltek IPM

•   Provides an IPM Command center where customers can better plan, analyze and monitor their project success. Capabilities include complete, integrated project management and reporting tools that support many industry-standard third-party project scheduling tools.

•   IPM solutions include Deltek PM Compass, Deltek Cobra, Deltek MPM, Deltek Open Plan and Deltek wInsight. These systems enable customers to better manage project costs, measure earned value, analyze, consolidate and share data, and present a single-dashboard view of project budgets, actual costs and forecasts.

•   Government contractors and professional services firms of all sizes that manage complex project portfolios purchase our IPM solutions to help them select the right projects, allocate resources across projects, mitigate risks and ultimately complete projects on time and on budget.

•   Customers purchase integrated program management software for its ability to offer end-to-end capabilities in project selection, planning, risk assessment, resource balancing and earned value management reporting.

GovWin IQ and GovWin CRM

•   GovWin.com provides a full suite of business development solutions for contractors designed with one goal in mind: to help them win more business.

•   GovWin IQ’s database contains more than 13,000 contracting opportunities valued at more than $1 trillion. GovWin IQ also includes the industry’s leading market intelligence, research and analysis to help companies win more business.

•   GovWin CRM is designed specifically for government contractors. GovWin CRM provides a full range of proposal automation and opportunity management capabilities that enable government contractors to make faster, more concise bid decisions.

•   Government contractors of all sizes can join the GovWin community of nearly 35,000 members and subscribe to GovWin IQ to identify new business opportunities, access research, resources, and information to win more business, expand their teaming partner universe and increase project profitability.

•   GovWin CRM can be used by government contractors of all sizes. With GovWin CRM, customers can empower sales teams, improve contract win and retention performance, increase revenue, reduce sales and marketing costs and ultimately improve the handling of customer relationship management processes.

Deltek’s Solutions for Professional Services Firms

Deltek provides a broad portfolio of “purpose-built” project-based enterprise software solutions for professional services firms that help customers better manage and optimize their key projects and streamline their business processes. These solutions encompass resource planning, CRM, project management, cost and schedule management and financial management. The professional services firms targeted for these purpose-built solutions include A&E and construction firms, legal, accounting, marketing communications, consulting, research, non-profit and other project-focused services firms.

Deltek’s current solutions portfolio for the professional services market is comprised of the following product families and solutions, each designed to meet the specific functionality and scalability requirements of project-focused companies.

Product	Features and Functionality	Targeted Customers and Value Proposition
Deltek Maconomy

•    A purpose-built ERP solution to manage and streamline the key business processes of professional services organizations.

•    Offers fully-integrated client management, resource planning and resource management solutions, and financial management and human resources capabilities.

•    Professional services firms around the world leverage Deltek Maconomy, especially marketing communications firms, research and consulting firms, legal services firms, non-profits and accounting firms.

•    Enables professional services firms to increase business visibility and control and maximize project profitability.

Deltek Vision

•    A fully integrated ERP solution that spans project accounting, CRM, resource management, cost/schedule management and integrated financial management.

•    Provides decision makers with “one-click” access to real-time information across all business processes, allowing them to identify project trends and risks to facilitate decision making, improve business performance and maximize project profitability and resource use.

•    Professional services firms of all sizes, including architecture and engineering firms, information technology, design and management consulting firms.

•    Customers leverage Vision for its ability to automate end-to-end business processes for project-focused firms, its intuitive web-based interface and its special features, such as mobile device support and executive dashboards.

GovWin IQ for A&E Firms

•    Through our GovWin IQ database and market intelligence platform, Deltek provides architecture and engineering firms with information on more than 2,500 Federal government contracting opportunities valued at more than $200 billion. GovWin IQ for A&E firms also provides the industry’s leading market intelligence, research, analysis and consulting services to help companies win more government contracting business.

• A&E and construction customers of all sizes leverage our solution due to their ability to quickly identify new government business opportunities specifically targeted for the A&E market.

Maintenance and Support

We receive maintenance services fees from customers for product support, upgrades and other customer services. Our technical support organization focuses on answering questions, resolving issues and helping keep our customers’ operations running efficiently. We offer technical support through in-person phone-based support and through 24x7 access to our web-based support tools. We offer three levels of support depending on our clients’ requirements.

Our Standard Support offering, Deltek Customer Care, is focused on organizations requiring traditional support assistance. Standard Support includes limited telephone product support, 24x7 access to our online knowledge base, and unlimited access to Customer Care Connect, our online customer portal that includes information on technical support, product notes and user feedback.

Our Premium Support offering is designed for enterprise organizations that require more frequent contact with support, providing round-the-clock coverage and enhanced telephone support. Premium Support includes all of the other benefits of our Standard Support offering.

Our Select Support offering is generally sold to mid-sized to large organizations with complex installations and infrastructures with more extensive needs, offering additional support services, including priority case handling with enhanced service levels, direct access to enhanced support, proactive case reviews and dedicated senior advisors who proactively manage a client’s support needs.

Our comprehensive support programs also include ongoing product development and software updates, which include minor enhancements, such as tax and other regulatory updates, as well as major updates such as new functionality and technology upgrades.

Consulting Services – Software Solutions

We employ services teams that provide a full range of consulting and technical services relating to our software solutions, from the early planning and design stages of an implementation to end-user training and after-implementation consulting services. Our services teams are comprised of application consultants, project managers and technical applications specialists who work closely with our customers to implement and maintain our software solutions. Our primary consulting services offerings may be categorized into the following activities:

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

Through Deltek University, we also provide project team and end-user training for our customers and partners in the functionality, configuration, administration and use of our products, including classroom training at various internal facilities or at customer sites, as well as public seminars and webinars and self-paced, self-study e-learning modules.

Consulting Services – Information Solutions

Deltek’s Information Solutions group provides a full range of consulting services to its members, helping our customers optimize their business development strategies within the marketplace and develop short-term and long-term plans for capturing new business opportunities. The primary consulting services offered by Deltek’s Information Solutions staff include:

•	Personalized research and analysis for customers tailored to identifying new business opportunities;

•	Strategic analysis and planning support to help customers identify the right projects to pursue, and develop the right sales and go-to-market strategies; and

•	GSA/VA Schedule consulting that provides contract proposal preparation services, advisory services and consulting services to help customers win more government business.

Our Business Strategy and Growth Opportunities

We plan to continue to focus on the following objectives to enhance our position as a leading provider of enterprise applications software and information solutions to project-focused organizations:

•

Expanding Penetration of Established Markets. We believe that our strong brand recognition, expanding solutions set and market position within the project-focused solutions market, particularly among professional services firms internationally and government contractors domestically, provide us with significant opportunities to expand sales of our solutions within these markets to new customers with new and existing solutions and applications.

•

Expanding Within Existing Customer Base. We have greatly expanded our solutions portfolio in recent years so that we offer a broader range of software solutions and information solutions that deliver more strategic value than ever to our clients. We have introduced these new products through internal development, acquisitions and partnering with third parties. We believe that our existing customers will continue to look to us as they seek to optimize their projects and business processes with new solutions.

•

Growing Our Presence in New Markets. Our experience and success in attaining leadership status in project-focused service industries provides us with the opportunity to penetrate additional project-focused markets. We continue to develop additional solutions functionality and are investing in targeted sales and marketing activities and new licensing and technology platforms to grow in these new markets.

•

Growing Internationally. We believe it is important to continue Deltek’s expansion outside the United States, as we believe project-focused organizations in international markets are currently underserved for the products we offer. We have significantly increased our international resources and capabilities to expand our international presence, especially through the acquisition of Maconomy A/S (“Maconomy”).

•

Making Strategic Acquisitions. We have acquired a number of companies and products to broaden our solutions portfolio, expand our customer base, and provide us with new market opportunities. We plan to continue to pursue acquisitions that present a strong strategic fit with our existing solutions and are consistent with our overall growth strategy. We may target future acquisitions of firms of varying sizes that help us expand or add to our solutions and product functionality and/or further the capabilities and offerings of our services team.

Customers

Our solutions are used by organizations of various sizes, from small businesses to large global enterprises. As of December 31, 2011, approximately 15,000 organizations and 1.9 million users in more than 80 countries around the world, representing a wide range of industries, including professional services firms and government contractors, utilize our software and solutions to identify new opportunities, win new business, optimize resources, streamline operations, and deliver more profitable projects.

In 2009, 2010 and 2011, no single customer accounted for 10% or more of our total revenue. From 2009 to 2011, the percentage of our license revenue generated from international customers increased from less than 10% to approximately 22%, while the percentage of our total revenues generated internationally increased from less than 6% to approximately 17%.

See Note 18, Segment Information, of our consolidated financial statements contained elsewhere in this Annual Report for additional information related to our revenue derived from international customers. See Item 2, Properties, for information related to our long-lived assets located in the United States and in foreign countries.

Sales and Marketing

We sell our products and services primarily through our own sales force. Our direct sales force consists of experienced software sales professionals located in our primary markets and is organized by market, product type or customer type. In 2011, our direct sales force generated approximately 90% of our software sales. Our information solutions products and consulting services are also sold through a direct sales force and serviced by account managers and consultants.

We complement our direct sales force with a network of alliance partners who resell certain of our products to specific customer segments and provide implementation services and support to our customers. These alliance partners primarily cover entry level markets or countries in which we do not have a direct sales force.

We engage in a variety of marketing activities, including market research, online marketing, public relations, product promotions and participation at industry conferences and trade shows, in order to generate additional revenue within key markets, optimize our market position, enhance lead generation, increase brand awareness and promote our new and existing products.

Partners and Alliances

An integral component of our sales and marketing strategy is to develop partnerships and alliances that better enable us to develop, market, sell and implement our software and solutions. Our existing alliances encompass a wide variety of technology companies, business services firms, value-added resellers, accounting firms, specialized consulting firms, software vendors, business process outsourcers and other service providers. These alliances enable us to:

•	Provide infrastructure technologies on which our products operate, including database, hardware and platform solutions;

•	Provide applications that leverage our customers’ existing information technology infrastructure;

•	Provide applications that complement and integrate with our products;

•	Promote wider acceptance and adoption of our solutions; and

•	Provide off-site hosting and/or managed infrastructure services.

Research and Development

Our research and development organization is structured to optimize our efforts around the design, development and release of our products. Specific disciplines within research and development include engineering, programming, quality assurance, product management, documentation, design and project management. Our research and development expenses were $63.3 million, $52.6 million and $43.4 million in 2011, 2010 and 2009, respectively.

Technology

In the development of our software, we use broadly adopted, standards-based software technologies in order to create, maintain and enhance our project-focused solutions. Our developed solutions are generally both scalable and easily integrated into our customers’ existing information technology infrastructure. Our software design and engineering efforts are tailored to meet specific requirements of project-focused enterprises and provide the optimal experience for end users who interact with our software to accomplish their job requirements.

The specific architecture and platform for our principal products and solutions is as follows:

•

The Deltek Costpoint application suite is designed to automate and manage complex project-focused business processes for mid-sized and larger government contractors. Built using Java, Enterprise Edition technology, Costpoint is a completely web-native solution and is highly configurable and modular, enabling our customers to support project-centric business processes and large workloads. Costpoint’s modular services-based architecture supports seamless integration of business applications which deliver specialized functionality, such as financial management, time collection, expense management, business performance management, employee self-service, project manufacturing and human capital management.

•

Our Deltek First Essentials applications are delivered over the Internet through a “cloud-based” subscription service and have an architecture that enables the solution to be delivered to small and medium-sized government contractors in a flexible, low-cost manner. Deltek First Essentials products can be accessed using a web browser from any location, making them easy to use and requiring minimal information technology support or infrastructure.

•

Our Deltek Maconomy solutions suite allows companies to manage people, projects and processes in professional services organizations. This solution is developed with a combination of Java, C/C++ and Microsoft platform technologies and is designed to be highly configurable and scalable to meet the industry-specific needs of professional services firms.

•

The Deltek Vision solutions suite offers a full range of highly integrated applications, which incorporate critical business functions, including project accounting, customer relationship management, resource management, time and expense capture and billing. Vision is a web software application based on the latest Microsoft platform technologies, including Microsoft.NET and Microsoft SQL Server. Designed for businesses of all sizes, Vision is easy to install, learn and maintain with minimal information technology support.

•

Our Deltek IPM solutions product line provides a comprehensive enterprise project management solution for our customers, including earned value management, cost and budgeting, scheduling and risk management throughout the project lifecycle. Generally built using Microsoft.NET and other web-based technologies, these solutions integrate with our own applications as well as third-party applications. This product line also includes a secure, web-based collaboration portal that provides the ability for team members to collaborate on a project.

•

Our Information Solutions, which allow customers to find, capture and deliver on revenue-generating government contracting opportunities, are online networks and SaaS solutions developed with web technologies based on PHP, Java, Adobe and Microsoft platform technologies. They are designed to integrate with our application solutions to provide our customers an end-to-end solution to help win, manage and deliver projects. Because these solutions require minimal initial setup, they require minimal information technology support or infrastructure.

•

Our products are designed for rapid deployment and integration with third-party technologies within a company’s enterprise, including application servers, security systems and portals. Our products also provide web services interfaces and support for service-oriented architectures to facilitate enhanced integration within the enterprise.

Competition

The global enterprise applications market is extremely competitive. When competing for large enterprise customers, we face the greatest competition from much larger competitors such as Oracle and SAP. These larger vendors seek to influence customers’ purchase decisions by emphasizing their more comprehensive vertical product portfolios, greater global presence and more sophisticated and integrated product capabilities. In addition, these vendors may bundle their enterprise resource planning solutions with a broader set of software applications, including middleware and database applications, and may significantly discount their individual solutions as part of a potentially larger sale.

When competing for middle-market customers, we often face competition from vendors that provide industry-specific solutions or vendors that provide generic ERP solutions delivered as SaaS solutions. Middle-market customers are typically searching for industry-specific functionality, ease of deployment and a lower total cost of ownership with the ability to add functionality over time as their businesses continue to grow.

When competing in the small business segment, we face competition from certain providers of solutions aimed at smaller businesses and generic SaaS ERP providers. Customers in the small business segment typically are searching for solutions which provide out-of-the-box functionality that help automate business processes and improve operational efficiency. Although some of our competitors are larger organizations, that have greater marketing resources and offer a broader range of applications and infrastructure, we believe that we compete effectively on the basis of our superior value proposition for project-focused organizations, built-in compliance functionality, domain expertise, leading market position and highly referenceable customer base.

When competing in the market for government market information solutions, we face competition from a few vendors who also capture data and intelligence on federal, state and local government spending. However, we believe we differentiate ourselves based on the depth and breadth of our offerings, our nearly thirty years of experience analyzing the government contracting market and our ability to integrate our information solutions with other Deltek business development applications.

Intellectual Property

We rely upon a combination of copyright, trade secret, trademark and patent laws and non-disclosure and other contractual arrangements to protect our proprietary intellectual property rights under our license agreements. These measures may afford only limited protection of our intellectual property and proprietary rights associated with our software. We also enter into confidentiality and intellectual property assignment agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our software, technology or business plans.

We also incorporate a number of third-party software products into our technology platforms pursuant to relevant licenses. We use third-party software, in certain cases, to meet the business requirements of our customers. We are not materially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2011, we had more than 1,600 employees worldwide. Approximately 1,100 employees were located in the United States and 500 were located in other geographies. None of our employees are represented by a union or is a party to a collective bargaining agreement.

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

Risks Related to Our Business

Our business is exposed to the risk that adverse U.S., European and global economic or financial conditions may reduce or defer the demand for project-based enterprise applications software and solutions.

The demand for project-based enterprise applications software and solutions historically has fluctuated based upon a variety of factors, including the business and financial condition of our customers and on economic and financial conditions that affect the key sectors in which our customers operate.

Economic downturns or unfavorable changes in the financial and credit markets in the United States, Europe and broader international markets, including economic recessions, could have an adverse effect on the operations, budgets and overall financial condition of our customers. For instance, the downgrade of the U.S. Government’s credit rating in August 2011 by Standard & Poor’s and any future downgrades of the U.S. Government’s credit rating, regardless of whether a default by the U.S. Government on its debt occurs, could create broader financial turmoil and uncertainty and affect the key sectors in which our customers operate. In addition, the downgrade in the credit ratings of European countries similar to the downgrades of the French credit rating in January 2012, could create additional financial uncertainty and affect the sectors in which our customers or potential customers operate.

As a result, our customers may reduce their overall spending on information technology, purchase fewer of our products or solutions, lengthen sales cycles, or delay, defer or cancel purchases of our products or solutions. Furthermore, our customers may be less able to timely finance or pay for the products which they have purchased or could be forced into a bankruptcy or restructuring process, which could limit our ability to recover amounts owed to us. If any of our customers cease operations or file for bankruptcy protection, our ability to recover amounts owed to us may be severely impaired.

In addition, the financial and overall condition of third-party solutions’ providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the year ended December 31, 2011, resellers accounted for approximately 10% of our perpetual licenses revenue.

We cannot predict the impact, timing, strength or duration of any economic slowdown or subsequent economic recovery, or of any disruption in the financial and credit markets, whether as a result of uncertainty surrounding the U.S. Government or European debt or otherwise. If the challenges in the financial and credit markets or the downturn in the economy or the markets in which we operate persist or worsen from present levels, our business, financial condition, cash flow, and results of operations could be materially adversely affected.

Significant reductions in the Federal Government’s budget or changes in budgetary priorities of the Federal Government from one fiscal year to another could adversely affect our government contracting customers’ demand for our products and services and could therefore materially adversely affect our revenue.

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

Changes in the size of the Federal Government’s budget or shifts in budgetary priorities from one fiscal year to another could therefore affect our financial performance. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the Federal Government, and pressures on the overall size of the federal budget could adversely affect the total funding and/or funding for individual programs in which our customers participate. Federal Government spending may also be further limited by political and economic pressures related to the current size of the federal deficit and the overall size of the federal debt.

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

•

the funding of some or all civilian agencies through continuing resolutions instead of budget appropriations could cause those agencies to modify their budgets or delay contract awards, which could cause our customers supporting those agencies to reduce or defer purchase of our software and information solutions and services;

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

Any significant downsizing, consolidation or insolvency of our Federal Government contractor customers resulting from a government shutdown, budget reductions, loss of government contracts, delays in or uncertainties regarding the timing or amount of contract awards, changes in procurement policies or other similar procurement obstacles could materially adversely impact our customers’ demand for our products and services.

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

Historically, our operating results have varied from quarter to quarter and from year to year. Consequently, we believe that investors should not view our historical revenue and other operating results as an indicator of our future performance. A number of factors contribute to the variability in our revenue and other operating results, including the following:

•	global and domestic economic and financial conditions;

•	the number and timing of major customer contract wins, which tend to be unpredictable and which may disproportionately impact our perpetual licenses revenue and operating results;

•	the higher concentration of our software license sales in the last quarter of each fiscal year, resulting in diminished predictability of our annual results;

•	the discretionary nature of our customers’ purchases, varying budget cycles and amounts available to fund purchases, resulting in varying demand for our products and services;

•	delays or deferrals by customers in the implementation of our products;

•	the level of product and price competition;

•	the length of our sales cycles;

•	the timing of recognition of deferred revenue;

•	any significant change in the number of customers renewing or terminating maintenance, subscription or term license agreements with us; and

•	our ability to deliver and market new software enhancements and products.

As a result of these and other factors, our operating results may fluctuate significantly from period to period and may not meet or exceed the expectations of securities analysts or investors. In that event, the price of our common stock could be adversely affected.

With the types of licensing vehicles we use to deliver our products to market, including subscription and on-demand pricing for our software and services, the recognition of revenue for the products and services we sell could be delayed from one period to another.

As we continue to vary the ways in which we deliver our products to the market, including expanded use of subscription, term and SaaS offerings, we may be required under existing accounting rules to defer the recognition of revenue from one period to another. This could be the case if, for example:

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

•

we sell subscription offerings in conjunction with perpetual licenses, and we are not able to separate recognition of the perpetual licenses revenue and must therefore recognize revenue ratably over the subscription term;

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

Deferral of perpetual licenses revenue may result in significant timing differences between the completion of a sale and the actual recognition of the revenue related to that sale. In addition we generally recognize commission and other sales-related expenses associated with perpetual license sales at the time they are incurred. As a result, the revenue we recognize in a particular period may not be reflective of our actual success in selling our products and solutions in the market.

Offering our products on a SaaS basis presents execution risks.

We offer a number of our products in a SaaS-based environment, and we expect to expand those offerings in the future. As more of our solutions are delivered as SaaS-based solutions, it is uncertain whether our strategies will generate the revenue required to be successful. Any significant costs we incur may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including ensuring that our SaaS-based offerings meet the performance, reliability and cost expectations of our customers and maintain the security of their data. If we are unable to execute on this strategy, our revenue or financial results may be materially adversely affected.

If we fail to price or market our products and services appropriately, our revenue and cash flow could be materially reduced.

We face significant competition across all of our product lines from a variety of sources, including larger multi-national software companies, smaller start-up organizations, point solution application providers, SaaS providers, specialized consulting organizations, systems integrators and internal information technology departments of existing or potential customers. Several competitors, such as Oracle and SAP, have significantly greater financial, technical and marketing resources than we have.

Some of our competitors have well-established relationships with our current and prospective customers and with major accounting and consulting firms that may prefer to recommend those competitors over us. Our competitors may also seek to influence some customers’ purchase decisions by offering more comprehensive horizontal product portfolios, superior global presence and more sophisticated multi-national product capabilities or better pricing terms.

If we do not successfully develop, price or market our products and solutions to fit multiple licensing models, our licenses revenue and cash flows could be adversely affected.

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

As of December 31, 2011, we had customers in more than 80 countries, and we have facilities or operations in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands, Belgium and Australia, in addition to our U.S. operations.

Doing business internationally may involve additional potential risks and challenges, including:

•	managing international operations, including a global workforce, multiple languages for communication and diverse cultural conventions;

•	conforming our products to local business practices or standards, including developing multi-lingual compatible software;

•	developing brand awareness for our products;

•	competing with local and international software vendors;

•	disruptions in international communications resulting from damage to, or disruptions of, telecommunications links, gateways, cables or other systems;

•	potentially unstable political and economic conditions in countries in which we do business or maintain development operations;

•	potentially higher operating costs resulting from local laws, regulations and market conditions;

•	foreign currency controls and fluctuations resulting from intercompany balances or arrangements associated with our international operations;

•	compliance with frequently changing governmental laws and regulations;

•	seasonality in business activity specific to various markets that is different than our recent historical experience;

•	potentially longer sales and collections cycles in certain international markets;

•	potential restrictions on repatriation of earnings, including changes in the tax treatment of our international operations; and

•	potential restrictions on the export of technologies, such as data security and encryption.

These risks could increase our costs or adversely affect our operating results.

If we are not successful in expanding our international business, our revenue growth could be materially adversely affected.

We have customers in more than 80 countries and international markets that accounted for approximately 22% of our total perpetual licenses revenue for the year ended December 31, 2011. Nonetheless, our ability to accelerate our international expansion will require us to deliver additional product functionality and foreign language translations that are responsive to the needs of the international customers that we target. If we are unable to expand our qualified direct sales force, identify additional strategic alliance partners or negotiate favorable alliance terms, our international growth may be hampered. Our ability to expand internationally also is dependent on our ability to raise brand recognition for our products and services in international markets and successfully integrate acquired businesses. If we are unable to further our expansion into international markets, our revenue and profitability could be materially adversely affected. In addition, our planned international expansion will require significant attention from our management as well as additional management and other resources in these markets.

If our existing customers do not buy additional products or services from us, our revenue and revenue growth could be materially adversely affected.

Our continuing growth depends on the success of our efforts to maintain and increase sales to our existing customers. We have typically generated significant additional revenues from our installed customer base through the sale of additional new licenses or solutions, add-on applications, expansion of existing implementations and professional and maintenance services. We may be unsuccessful in maintaining or increasing sales to our existing customers for any number of reasons, including the failure of our customers to increase the size of their operations, our inability to deploy new applications and features for our existing products and solutions, and our inability to introduce new products, solutions and services that are responsive to the business needs of our customers. If we fail to generate additional business from our customers, our revenue and profitability could be materially adversely affected.

If we fail to forecast the timing of our revenues or expenses accurately, our operating results could be materially different than we forecast.

We evaluate various factors in our forecasting and planning processes, including historical trends, recent customer history, expectations of customer buying decisions, customer implementation schedules and plans, analyses by our sales and service teams, customer renewal rates, our assessment of economic and market conditions and many other factors. While these analyses may provide us with some guidance in business planning and expense management, these estimates are inherently imprecise and may not accurately predict the timing of our revenues or expenses. A variation in any or all of these factors, particularly in light of prevailing financial, economic and political conditions, could cause our results to be materially lower than forecasted.

If a significant number of our customers fail to renew or otherwise terminate their maintenance, subscription or term license agreements for our products or solutions, or if they are successful in renegotiating their agreements with us on terms that are unfavorable to us, our revenues and our operating results could be materially harmed.

Our customers contract with us for subscriptions and term licenses to use our products or solutions and for ongoing product maintenance and support services. Recurring revenues represent a significant portion of our total revenue.

Our maintenance, subscription and term licenses generally require customers to pay for services in advance. A customer may cancel its agreement prior to the beginning of the next scheduled period. At the end of a contract term, or at the time a customer has cancellation rights, a customer could seek a modification of its agreement terms, including modifications that could result in lower fees or our providing additional services without associated fee increases.

A customer may also elect to terminate its agreement and rely on its own or other third-party resources, or may replace our solutions with a competitor’s offerings. If a significant number of customers terminate or fail to renew their contracts with us, or if we are forced to offer pricing or other contract terms that are unfavorable to us, our revenues and operating results could be materially adversely affected.

If our investments in product development require greater resources than anticipated, our operating margins could be adversely affected.

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products, and to develop new products. For example, our product development expenses were approximately $63.3 million, or 19% of revenue in 2011 and approximately $52.6 million, or 19% of revenue in 2010. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins that we anticipate. These risks are increased by the expansion of our licensing and delivery vehicles, including term and SaaS offerings through the “cloud”.

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

Fundamental to the use of enterprise application software, including our software, is the ability to securely process, collect, analyze, store and transmit information. As we begin to offer more services and solutions in a “cloud” environment, we will need to store and transmit more of our users’ and customers’ proprietary information.

Third parties may attempt to breach the security of our solutions, third party applications that our products interface with, as well as customer databases and actual data. In addition, security breaches may occur as a result of employee error, malfeasance or otherwise. Outside parties may also attempt to fraudulently induce employees, users or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data.

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

Our future success will largely depend upon our ability to develop and introduce timely new products and product features and delivery vehicles in order to maintain or enhance our competitive position. The introduction of enhanced or new products and delivery vehicles requires us to manage the transition from, or integration with, older products and delivery vehicles in order to minimize disruption in sales of existing products and to manage the overall process in a cost-effective manner. If we do not successfully anticipate changing technological and market trends or changing customer requirements, and we fail to enhance or develop products or new delivery vehicles timely, effectively and in a cost-effective manner, our ability to retain or increase market share may be harmed, and our sales and profitability could be materially adversely affected.

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

Third-party providers may also not remain in business, cooperate with us to support our software products or make their product available to us on commercially reasonable terms or provide an effective substitute product to us and our customers. Any of these adverse developments could materially increase our costs and materially adversely affect our competitive position and financial results.

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

If we are not able to protect our intellectual property and other proprietary rights, we may not be able to compete effectively, and our financial results could be materially adversely affected.

Our success and ability to compete is dependent to a significant degree on our intellectual property, particularly our proprietary software and solutions. We rely on a combination of copyrights, trademarks, patents, trade secrets, confidentiality procedures and contractual provisions to establish and protect our rights in our software and other intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, design around or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.

Our competitors may independently develop software that is substantially equivalent or superior to our software. Furthermore, existing copyright law affords only limited protection for our software, and patent law protects only the unique features of our software. As a result, copyright and patent law may not fully protect such software in the event competitors independently develop products similar to ours.

We take significant measures to protect our intellectual property. Despite these measures, unauthorized disclosure of some or all of our intellectual property could occur. Such unauthorized disclosure could potentially cause our intellectual property to lose legal protection and make it easier for third parties to compete with our solutions by copying their functionality, structure or operation.

In addition, the laws of some countries may not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary software and solutions against unauthorized third-party copying or use, which could adversely affect our competitive position and our financial results. Any litigation to protect our proprietary rights could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and could be unsuccessful, which could result in the loss of material intellectual property and other proprietary rights.

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

Our business strategy and future success depends, in part, upon our ability to attract, train and retain highly skilled managerial, professional service, sales, development, marketing, finance, accounting, administrative and infrastructure-related personnel. The market for these highly skilled employees is generally competitive in the geographies in which we operate.

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

We believe that our success depends on the continuing contributions of the members of our senior management team. We rely on our executive officers and other key managers for the successful performance of our business. Although we have employment arrangements with several members of our senior management team, none of these arrangements prevents any of our employees from leaving us. The loss of the services of one or more of our executive officers or key managers, or difficulties transitioning responsibilities following the departure of a key member of senior management, could have an adverse effect on our operating results and financial condition.

Our indebtedness or an inability to borrow additional amounts could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations and business objectives.

As of December 31, 2011, we had approximately $169.0 million of outstanding principal amount of the term loans under our existing credit facility at interest rates which are subject to market fluctuation. These term loans mature in November 2016. Our existing credit facility also provides for a $30.0 million revolving credit facility maturing in November 2015. Our indebtedness and related obligations could have important future consequences to us, such as:

•

potentially limiting our ability to obtain additional financing or finance our existing debt to fund growth, working capital, capital expenditures or to meet existing debt service or other cash requirements;

•

exposing us to the risk of increased interest costs if the underlying interest rates rise significantly or if credit markets are affected by unfavorable domestic or global economic conditions, such as uncertainty over federal spending and debt limits;

•	potentially limiting our ability to invest operating cash flow in our business due to debt service requirements or other financial covenants; or

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our existing debt service obligations will depend on many factors, including prevailing financial and economic conditions, our past performance and our financial and operational outlook. In addition, although we amended our credit facility and have voluntarily prepaid approximately $35.0 million in term loans under our credit facility during the year ended December 31, 2011 and the first quarter of 2012, our ability to borrow additional funds or refinance our existing debt if desired or deemed necessary in light of then-existing business conditions could also depend on such factors. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, modify our debt structure, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all. If we are unable to do so, our business could be materially adversely affected.

If we are unable to comply with the covenants or restrictions contained in our credit facility, our lenders could declare all amounts outstanding under the credit facility to be due and payable, which could materially adversely affect our financial condition.

Since 2005, we have maintained a credit facility with a syndicate of lenders led by Credit Suisse. The credit facility is subject to covenants that, among other things, restrict both our and our subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, paying any dividends, create liens on assets, enter into sale-leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and engage in certain transactions with affiliates.

Under our credit facility, we are also required to comply with certain financial covenants related to capital expenditures, interest coverage and leverage ratios. While we have historically complied with our financial covenants, we may not be able to comply with these financial covenants in the future, which could cause all amounts outstanding under the credit facility to be due and payable, and which could limit our ability to meet ongoing or future capital needs. Our ability to comply with the covenants and restrictions under our credit facility may be adversely affected by economic, financial, industry or other conditions, some of which may be beyond our control.

The potential breach of any of the covenants or restrictions under our credit facility, unless cured within the applicable grace period, could result in a default that would permit the lenders to declare all amounts outstanding to be due and payable, together with accrued and unpaid interest, and foreclose on the assets that serve as security for our loans under our credit facility. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences for our financial condition.

We may be subject to integration and other risks from acquisition activities, which could materially impair our ability to realize the anticipated benefits of any acquisitions.

As part of our business strategy, we have acquired, and intend to continue to acquire, complementary businesses, technologies, product lines or services organizations. In July 2010, we completed our acquisition of Maconomy, an international provider of software solutions to professional services firms. In 2010 and 2011, we completed our acquisitions of INPUT, Inc. (“INPUT”) and The Washington Management Group, Inc., including its FedSources and FedSources Consulting businesses (collectively, “FedSources”) which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions. These acquisitions added approximately 500 employees to our existing employee base and expanded our operations into five new countries—Denmark, Norway, Sweden, Belgium and the Netherlands. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

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

•	the potential difficulty in retaining and motivating key employees of the acquired business, including as a result of cultural differences;

•	the potential difficulty and cost of establishing and integrating controls, procedures and policies;

•	the acquisition may result in unplanned disruptions to our ongoing business and may divert management from day-to-day operations due to a variety of factors, including integration issues;

•	the possibility that goodwill or other intangible assets may become impaired and will need to be written off in the future;

•	the possibility that purchase or other accounting rules will impact the timing or amount of recognized revenue, expenses or our balance sheet with respect to any acquired products or solutions;

•

the potential failure of the due diligence process to identify significant issues, including product quality, architecture and development issues or legal and financial contingencies (including ongoing maintenance or service contract concerns); and

•	the lack of legal protection for the intellectual property we acquire.

Catastrophic events may disrupt our business and could result in materially increased expenses, reduced revenues and profitability and impaired customer relationships.

We are a highly automated business and rely on our network infrastructure, enterprise applications and internal and external technology and infrastructure systems for our development, sales, marketing, support and operational activities. A disruption or failure of any or all of these systems could result from catastrophic events, whether climate related or otherwise, including major telecommunications failures, cyber-attacks, terrorist attacks, fires, earthquakes, storms or other severe weather conditions (especially with respect to our operations in Virginia and in the Philippines). A disruption or failure of any or all of these systems could cause system interruptions to our operations, including product development, sales-cycle or product implementation delays, as well as loss of data or other disruptions to our relationships with current or potential customers.

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

Our revenues are partially dependent upon Federal Government contractors and their need for compliance with Federal Government contract accounting and reporting standards, as well as data privacy and security requirements. Our failure to anticipate or adapt timely to changes in those standards and requirements could cause us to lose government contractor customers and materially adversely affect our revenue generated from these customers.

We derive a significant portion of our revenues from Federal Government contractors. Our government contractor customers utilize our Costpoint, Deltek First Essentials, GCS Premier and our other enterprise project management applications to manage their contracts and projects with the Federal Government in a manner that accounts for expenditures in accordance with the Federal Government contracting accounting standards. These customers also have a requirement to maintain stringent data privacy and security safeguards.

As an example, a key function of our Costpoint application is to enable government contractors to enter, review and organize accounting data in a manner that is compliant with applicable laws and regulations and to clearly demonstrate compliance with those laws and regulations. If the Federal Government alters these compliance standards, or if there was any significant problem with the functionality of our software from a compliance or data security perspective, we may be required to modify or enhance our software products to satisfy any new or altered compliance standards. Our inability to effectively and efficiently modify our applications to resolve any compliance or data security issue could result in the loss of government contract customers and materially adversely impact our revenue from these customers.

Impairment of our goodwill or intangible assets may adversely impact our results of operations.

We have acquired several businesses which, in aggregate, have resulted in the recording of goodwill valued at approximately $175.8 million and other acquired intangible assets valued at approximately $55.0 million as of December 31, 2011. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We performed tests for impairment of goodwill and intangible assets as of December 31, 2010 and recognized an impairment loss of $1.5 million in connection with trade names acquired from a prior acquisition whose carrying amount exceeded its fair value in 2010. There can be no assurance that additional charges to operations will not occur in the event of a future impairment. In addition, the decrease in the price of our stock that has occurred from time to time and may occur in the future may also affect whether we experience an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of the goodwill or intangible assets to their then current estimated fair values. If a writedown were to occur, it could materially adversely impact our results of operations and our stock price.

If we were to identify material weaknesses in our internal controls in the future, these material weaknesses may impede our ability to produce timely and accurate financial statements, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business reputation and stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the Securities and Exchange Commission (“SEC”) within prescribed time periods. As part of The NASDAQ Global Select Market (“NASDAQ”) listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods.

If we were to identify material weaknesses in our internal control in the future, including with respect to internal controls relating to companies that we have acquired or may acquire in the future, the required audit or review of our financial statements by our independent registered public accounting firm may be delayed. In addition, we may not be able to produce reliable financial statements, file our financial statements as part of a periodic report in a timely manner with the SEC or comply with NASDAQ listing requirements. If we are required to restate our financial statements in the future, any specific adjustment may cause our operating results and financial condition, as restated, on an overall basis to be materially impacted.

If these events were to occur, our common stock listing on NASDAQ could be suspended or terminated and, absent a waiver, we also would be in default under our credit agreement and our lenders could accelerate any obligation we have to them. We, or members of our management, could also be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits. In addition, our stock price could decline materially, we could face significant unanticipated costs, management’s attention could be diverted and our business reputation could be materially harmed.

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

New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”), our controlling stockholders, own approximately 60% of outstanding common stock. If the New Mountain Funds were to sell substantial amounts of our common stock in the public market or if the market perceives that our key stockholders may sell shares of our common stock, the market price of our common stock could decrease significantly.

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

Our largest stockholders and their affiliates have substantial control over us, and this could limit other stockholders’ ability to influence the outcome of key transactions, including any change of control.

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

The New Mountain Funds are also entitled to collect a transaction fee, unless waived by them, on a transaction by transaction basis, equal to 2% of the transaction value of each significant transaction exceeding $25.0 million in value directly or indirectly involving us or any of our controlled affiliates, including acquisitions, dispositions, mergers or other similar transactions, debt, equity or other financing transactions, public or private offerings of our securities and joint ventures, partnerships and minority investments. Although in 2009 the New Mountain Funds waived their right to collect a transaction fee in connection with our stock rights offering and the amendment of our Credit Agreement, their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control of the Company occurs. In 2010, New Mountain Capital, L.L.C. received transaction fees of $1.6 million in connection with our acquisition of Maconomy and $1.2 million in connection with our acquisition of INPUT. New Mountain Capital, L.L.C. agreed to waive any transaction fee payable in connection with the Company’s acquisition of FedSources.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 68,979,498 shares outstanding as of March 5, 2012. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

Our stockholders do not have the same protections available to other stockholders of NASDAQ-listed companies because we are a “controlled company” within the meaning of the NASDAQ’s standards and, as a result, qualify for, and may rely on, exemptions from several corporate governance requirements.

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

We have availed ourselves of these exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of other companies that are subject to all of NASDAQ’s corporate governance requirements as long as the New Mountain Funds own a majority of our outstanding common stock.

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

Our corporate headquarters are located in Herndon, Virginia, where we lease approximately 158,000 square feet of space under a lease expiring in 2022. In addition, we maintain domestic offices in Massachusetts and in Washington, D.C. Internationally, our offices are located in the Philippines, the United Kingdom, Denmark, Norway, Sweden, the Netherlands and Belgium. As of the years ended December 31, 2011, 2010 and 2009, $51.6 million, $58.0 million and $4.0 million, respectively, of our total long-lived assets of $262.5 million, $237.7 million and $92.8 million, respectively, were held outside of the United States.

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

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In August 2011, the Board approved a stock repurchase program under which we may repurchase up to $30 million of Deltek common stock. The Board authorization permits us to repurchase stock at times and prices considered appropriate to us depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. For the year ended December 31, 2011, 2,126,618 shares of common stock were repurchased under this program, which included 1,026,618 shares repurchased in the open market and 1,100,000 shares repurchased in a private transaction. There was $14.0 million remaining under the stock repurchase program available for future repurchases as of December 31, 2011.

The following table presents information regarding purchases made by Deltek of its common stock from October 1, 2011 until February 29, 2012:

Repurchase period	Total Number of Shares purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
10/1/11-10/31/11	287,600	$6.64	287,600	$25,585,738
11/1/11-11/30/11	177,000	$7.70	177,000	$24,223,379
12/1/11-12/31/11	1,282,681	$7.96	1,282,681	$14,010,154
1/1/12-1/31/12	190,900	$10.17	190,900	$12,068,907
2/1/12-2/29/12	218,000	$10.31	218,000	$9,822,275

Total	2,156,181	$8.20	2,156,181

(1)	The average price paid per share includes a nominal amount paid for commissions.

Recent Sales of Unregistered Securities

None.

Common Stock Information

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “PROJ.”

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NASDAQ:

	High	Low
Year ended December 31, 2011:
Fourth Quarter	$10.07	$5.59
Third Quarter	7.85	5.70
Second Quarter	7.88	6.88
First Quarter	8.04	7.03
Year ended December 31, 2010:
Fourth Quarter	$8.67	$7.11
Third Quarter	8.51	7.06
Second Quarter	8.56	7.43
First Quarter	8.83	6.89

There is no established public trading market for our Class A common stock. As of March 9, 2012, there were 74 stockholders of record of our common stock and three stockholders of record of our Class A common stock.

Our Class A common stock does not carry any general voting rights, dividend entitlement or liquidation preference, but it carries certain rights to designate up to a majority of the members of our board of directors. As a result of this stock ownership and other arrangements, we are deemed to be a “controlled company” under the rules established by NASDAQ and qualify for, and rely on, the “controlled company” exception to the board of directors and committee composition requirements regarding independence under the NASDAQ rules.

We did not pay cash dividends in 2011 or 2010, and we currently do not intend to pay cash dividends. Our investor rights agreement requires the prior written consent of our controlling stockholders, the New Mountain Funds, if we wish to pay or declare any dividend on our capital stock. Our credit agreement also restricts our ability to pay any cash dividends.

Equity Compensation Plan Information

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the fiscal year ended December 31, 2011.

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from November 1, 2007 (the date of our initial public offering) through December 31, 2011, with the cumulative total return on the NASDAQ Computer Index and the NASDAQ Composite Index. The comparison assumes that $100 was invested on November 1, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Assumes $100 invested on November 1, 2007

Assumes dividends reinvested

Fiscal year ended December 31, 2011, 2010, 2009 and 2008

	11/1/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Deltek, Inc.	$100.00	$84.45	$25.85	$43.34	$40.45	$54.71
NASDAQ Computer Index	$100.00	$94.61	$52.16	$88.99	$105.32	$106.02
NASDAQ Composite Index	$100.00	$91.05	$56.28	$82.76	$96.29	$94.93

(1)	This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Thomson Reuters, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an assumed initial price of $17.95 per share, the closing price on November 1, 2007, the date of our initial public offering. The stock sold in our initial public offering was issued at a price to the public of $18.00 per share.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
REVENUES (a) (b):
Product revenues
Perpetual licenses	$62,772	$64,787	$58,907	$77,398	$87,118
Subscription and term licenses	39,170	5,258	—	—	—

Total product revenues	101,942	70,045	58,907	77,398	87,118
Maintenance and support services	158,822	135,350	125,545	115,658	102,903
Consulting services and other revenues	79,777	74,253	81,369	96,309	88,225

Total revenues	$340,541	$279,648	$265,821	$289,365	$278,246

Gross profit	$216,194	$176,528	$166,935	$180,899	$175,169

(Loss) income before income taxes	$(7,296)	$(2,279)	$31,791	$36,113	$37,996

Net (loss) income attributable to Deltek, Inc.	$(3,390)	$(4,922)	$21,396	$23,519	$22,519

Diluted (loss) earnings per share attributable to Deltek, Inc. (c)	$(0.05)	$(0.08)	$0.37	$0.49	$0.50

Shares used in diluted per share computation (c)	65,380	64,768	57,596	47,729	44,820
Total assets	$382,479	$392,967	$291,608	$193,272	$167,680

Long-term debt	$166,894	$195,897	$134,250	$182,661	$192,815

(a)	“Consulting services revenue” previously presented for prior periods has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the year ended December 31, 2010 presentation. The amounts previously presented in “Other revenues” has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the year ended December 31, 2010 presentation. A similar reclassification was made for prior periods for the related costs and combined in the line item “Cost of consulting services and other revenues” to conform to the current period presentation.
(b)	“Product revenues,” which is comprised of “Perpetual licenses” and “Subscription and term licenses,” is included in the statement of operations. “Software license fees” and “Subscription and recurring revenues” have been re-characterized as “Perpetual licenses” and “Subscription and term licenses,” respectively. Cost of revenues was conformed accordingly.
(c)	In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that we completed in June 2009. Diluted earnings per share was computed based on the diluted weighted average shares as adjusted by the bonus element.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar amounts expressed as numbers in the tables (except per share amounts)

in this Item are in millions.

Certain tables may not calculate due to rounding.

Company Overview

Deltek is a leading provider of enterprise software and information solutions designed and developed specifically for project-focused organizations in the professional services and government contracting markets. Our broad portfolio of software and information solutions are “purpose-built” for businesses that plan, forecast and otherwise manage their business processes based on projects. Our government contracting market consists of large, mid-sized and small government contractors, including aerospace and defense firms and information technology services providers. Our professional services market includes architecture and engineering (“A&E”) and construction firms, legal, accounting, marketing communications, consulting, research, non-profit and other project-focused services firms. Approximately 15,000 organizations and 1.9 million users across more than 80 countries around the world now utilize Deltek’s solutions to identify new opportunities, win new business, optimize resources, streamline operations, and deliver more profitable projects.

As a leading provider of enterprise software and information solutions, our revenues are principally derived from the sale of enterprise licenses and subscriptions sales for our software offerings and subscriptions for our information solutions. A significant component of our revenue in recent years has been maintenance and support revenue that is related to the products we license on a perpetual basis. We also derive revenue from consulting, training and professional services we provide to assist customers with the implementation and use of our software and solutions or to assist customers with market assessments relating to the sale of products and services to the federal, state, and local governments.

Since our founding, we have acquired companies that broaden and complement the products, services and solutions we offer, expand our customer base and enable us to expand into new geographies and markets. The products and solutions of the acquired companies have provided our customers with additional functionality and value that complements the existing functionality of our legacy products. Our continued success depends on our ability to continue to expand our growth by selling new and additional products and solutions within our existing installed base of customers, selling to new customers in the current markets we serve and selling to new customers in new geographies and markets.

In 2011, we launched Deltek First Essentials, our solution for small to mid-sized contractors delivered on a software-as-a service (“SaaS”) basis, enabling government contractors to leverage a flexible, low-cost solution using a web browser from any location. Our Deltek First Essentials solutions include project accounting, time-keeping, budgeting and planning, reporting and business intelligence and analytics capabilities.

We also released Costpoint 7, the latest release of our world-class financial management platform built to meet the unique requirements of government contractors and other project-driven organizations. Costpoint 7 provides the foundation for improving the performance of project-based organizations - helping them win more business, increase project visibility and improve overall profitability.

Following our acquisitions of The Washington Management Group, Inc., including its FedSources and FedSources Consulting businesses (collectively, “FedSources”) in 2011 and INPUT, Inc. (“INPUT”) in 2010, we launched GovWin from Deltek, the essential source for contracting opportunity identification, information, teaming and intelligence solutions to help organizations better find, and win more government business. Nearly 35,000 member companies now rely on GovWin for business development solutions, including market opportunities and intelligence, research and analysis, customer relationship management, consulting services, teaming partner identification and more.

In 2011, we also continued our efforts to expand our global presence within the professional services market. Our Deltek Maconomy and Deltek Vision solutions are both offered around the globe, and our professional services solutions support multiple languages and currencies.

In 2011, our total revenues were $340.5 million and our cash from operations was $56.7 million. As a result of our strong performance and cash position, we announced a stock repurchase program in August 2011, pursuant to which we are authorized to repurchase up to $30 million of our outstanding shares of common stock. As of March 9, 2012, we had repurchased an aggregate of 2,561,918 shares of common stock in the open market and in privately negotiated transactions. In addition, during the course of 2011 and early 2012, we repaid approximately $35.0 million of term loans under our $230 million credit facility, leaving a principal amount of approximately $164.0 million outstanding as of March 9, 2012.

Management Perspective

Our management’s approach to decision making balances our need to achieve short-term financial and operational goals with the equally critical need to invest in our business to ensure our future growth. Furthermore, in our review of our financial condition and operating performance, we consider a variety of factors including, but not limited to, the following:

•	the growth rates of the individual components of our revenues (product-related revenue, maintenance and support revenue, and consulting revenue);

•	our ability to successfully penetrate new horizontal and vertical markets and broaden our geographic reach;

•	the extent to which we can sell new products, services and solutions to existing customers and sell upgrades to applications from legacy products in our current portfolio;

•	effective management of expenses and cost containment initiatives;

•	our ability to expand our products, services and solutions and our geographic reach through strategic acquisitions;

•	our win rate against competitors;

•	our cash flow from operations; and

•	the long-term success of our development and partnering efforts.

Each of the factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our longer-term strategic goals and objectives.

Our total revenue for the year ended December 31, 2011 increased by $60.9 million to $340.5 million, as compared to $279.6 million for the year ended December 31, 2010. The increase in our total revenue included increases in our product revenue and maintenance and support revenue and reflected the positive results from our recent acquisitions of Maconomy A/S (“Maconomy”), INPUT and FedSources. We believe that our market-leading products and solutions and our expanded licensing models have given us a more compelling platform for expanding our business in the future.

While the current economic outlook remains challenging, our acquisition of Maconomy in 2010 has given us the necessary footprint to be able to offer our Deltek Vision and Deltek Maconomy solutions to meet the various needs of professional services firms in the broader domestic and international professional services marketplace. At the same time, our government contracting solutions stand out as uniquely meeting the needs of government contractors, of all sizes, particularly with the high level of scrutiny and visibility of government contracting spending and the need to ensure that government projects are successfully completed on time and on budget.

In the fourth quarter of 2011, we recorded a net operating profit of $3.0 million as compared to a net operating loss of $7.9 million for the three months ended December 31, 2010. We believe that our positive operating results are a direct result of our concentrated effort to drive new revenue opportunities while at the same time managing operating expenses and achieving operational synergies from our recent acquisitions.

Our product revenue (perpetual licenses, term licenses and subscription revenue) increased 12% to $28.9 million for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. This reflects the successful strategic initiatives we have undertaken over the last two years, including our expansion into new vertical markets and geographies, an expanded solutions portfolio and a shift to add new revenue streams to our business by embracing cloud-based solutions and subscription pricing models.

While we expect that our perpetual licenses revenues will continue to account for a significant amount of our product revenue, we have seen positive results from our efforts to increase our sale of software licenses on a non-perpetual basis to meet the varying needs of our broad customer base. Our subscription revenue has also continued to increase, as our combined information solutions offerings make us the only company that can deliver solutions across the broad spectrum of government contracting requirements and all facets of these customers’ businesses. Our subscription and term licenses revenue was $11.5 million for the three months ended December 31, 2011, as compared to $10.9 million for the three months ended September 30, 2011, and $5.0 million for the three months ended December 31, 2010. As a result, the license revenue we recognize in any particular quarter may no longer be indicative of our overall success in the market, as there may be significant amounts of revenue that we are required to defer to future periods.

Our maintenance and support services revenue increased 13% for the three months ended December 31, 2011 to $40.7 million as compared to $36.1 million for the three months ended December 31, 2010. We believe our strong maintenance and support services revenue reflects our continued success in providing products and solutions that meet our customers’ needs. We expect revenue from maintenance services to remain a significant source of our total revenue as a result of additional sales of software products and solutions in the future, high customer retention rates and the importance of our solutions to our customers’ operations. However, revenue from maintenance and support services may also be impacted in future periods as we increase our sale of software solutions on a term, subscription or SaaS basis, as the associated maintenance and support for those services are included in the product-related revenue streams.

Our consulting services and other revenues for the three months ended December 31, 2011 decreased by $6.4 million to $17.8 million as compared to $24.2 million for the three months ended December 31, 2010. This was largely a result of the completion of several large implementations in the prior-year period that were not replicated in the fourth quarter of 2011. In addition, while we believe that continued growth in sales of our perpetual software products will positively impact our consulting services revenue in 2012, our consulting services revenue has also been impacted by increased sales of our term, subscription and SaaS offerings, which do not require the same level of consulting services as our perpetual license products. In addition, we have also begun partnering with systems integrators for certain large implementation opportunities, where the system integrator will perform the majority of the implementation work and as a result receive the resulting revenues.

In 2011, we initiated plans to restructure our operations in certain areas to realign our cost structure and resources and to take advantage of operational efficiencies following our recent acquisitions. These plans resulted in associated restructuring charges in 2011 as we integrated our business and invested in key strategic objectives. We will continue to proactively manage our business to control operating expenses in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

Under its perpetual software license agreements, the Company recognizes revenue upon execution of a signed agreement and delivery of the software provided that the arrangement fees are fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence (“VSOE”) of fair value exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. In the event that VSOE does not exist for any undelivered element, the entire arrangement fee is recognized over the longer of the services, subscription, or maintenance period.

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

•

The fees from software license sale is fixed or determinable. We recognize revenue for the perpetual license component of multiple element arrangements only when VSOE of fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return, or cancellation rights associated with the delivered elements. Fees from perpetual license sales are generally considered fixed or determinable when payment terms are within the Company’s standard payment terms for given products.

•	Collectibility is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectibility standards, revenue is recognized as cash is received.

The Company’s software license agreements generally do not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

Perpetual and term license revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when evidence of a sales arrangement exists between reseller and end-user.

The Company’s standard payment terms for its perpetual license agreements are generally within 180 days. The Company considers the perpetual software license fee to be fixed or determinable unless the fee is subject to refund or adjustment, or is not payable within the Company’s standard payment terms. Perpetual license revenue from arrangements with payment terms extending beyond 180 days has generally been viewed as outside the Company’s standard payment terms and is recognized as payments become due and payable if the Company is unable to demonstrate a history of collecting under similar payment terms with similar arrangements.

The Company also sells its software products under term license agreements, including our SaaS offerings. Term licenses offer the customer rights to software and related maintenance and support for a specific fixed period of time, usually between 12 and 36 months. In some cases implementation services are also included in the initial period fee. Hosting services may also be included in the fee. Customers generally prepay for these term licenses, and these prepayments are recorded as deferred revenue and revenue is recognized over the contractual period of the term license.

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

The Company’s consulting services consist primarily of implementation services, training, and design services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. Other revenue mainly includes fees collected for the Company’s annual user conference.

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

For sales arrangements involving multiple elements, where perpetual software licenses are sold together with maintenance and support, consulting, training, or subscription offerings, the Company recognizes revenue using the residual method. The residual accounting method is used since VSOE has not been established for the perpetual license element as it is not typically sold on a standalone basis. Using this method, the Company first allocates revenue to the undelivered elements on the basis of VSOE. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue for the delivered elements, which is usually the perpetual software license component. The Company has established VSOE for standard offerings of maintenance and support and consulting services based on the price charged when these elements are sold on a standalone basis.

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

In cases where perpetual licenses and other elements are sold in combination with subscription offerings or term licenses, all revenue is recognized ratably over the longest period of performance for the undelivered elements once the Company has commenced delivery of all elements. For income statement classification purposes revenue is allocated based on VSOE for maintenance, training, and consulting services. For subscription offerings and term licenses, VSOE has not yet been established, and revenue is therefore allocated to the undelivered subscription or term license based on the contractually stated renewal rate. Under the residual method, any remaining arrangement fee is allocated to the perpetual software license.

Stock-Based Compensation

ASC 718, Compensation-Stock Compensation (“ASC 718”), requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. We determine the fair value of options granted and employee stock purchases using the Black-Scholes-Merton option pricing model and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, net of estimated forfeitures, in the case of options. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized as expense (net of estimated forfeitures) over the requisite service period of the awards or in a few cases when performance conditions have been satisfied.

In accordance with ASC 718, we recorded $13.4 million, $12.2 million and $10.6 million in stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. The compensation expense recorded for the years ended December 31, 2011, 2010 and 2009 related to stock options, restricted stock awards and the ESPP.

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

Income Taxes

Our income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We regularly review the deferred tax assets for recoverability and have established a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We assess the recoverability of the deferred tax assets and the need for a valuation allowance on an ongoing basis. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion, or all, of the net deferred assets will be realized in future periods.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate.

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

As an example, for all of the acquisitions made during the years 2007 through 2011, we are amortizing the customer relationship intangible assets on an accelerated method using lives of four to ten years. The use of an accelerated method was based upon our estimates of the projected cash flows from the assets and the proportion of those cash flows received over the estimated life and evaluated on annual basis to ensure continued appropriateness. Had we used a straight-line method of amortization, amortization expense for 2011 would have been approximately $1.4 million less than the amount recorded. If we were to continue to use the same accelerated method, but reduce the estimated useful lives of those assets by one year, total amortization expense would have been higher by $0.8 million for 2011.

We amortize acquired technology from our acquisitions using either an accelerated or a straight-line method over one to five years. If we had used a straight-line method of amortization expense for 2011, amortization expense for 2011 would have been approximately $1.4 million less than current amortization expense. If the useful lives for those assets were reduced by one year using the same accelerated method, amortization expense for 2011 would have been approximately $6.2 million which is $0.8 million higher than the current year expense.

As a component of our acquisitions, we acquired maintenance and subscription obligations (and the associated deferred revenue) with our acquisitions. We valued acquired deferred revenue based on estimates of the cost of providing solution support services plus a reasonable profit margin. Upon each acquisition, the acquired deferred revenue balances were recorded at an average of 45% of their book value on the date of acquisition. This reduced deferred revenue amount is recognized as revenue over the remaining contractual period of the obligation, generally no more than three years from the date of acquisition. Changes in the estimates used in determining these valuations could result in more or less revenue being recorded.

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

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Year Ended December 31,			2011 versus 2010		2010 versus 2009
	2011	2010	2009	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Product revenues (2)
Perpetual licenses (2)	$62.8	$64.8	$58.9	$(2.0)	(3)	$5.9	10
Subscription and term licenses (2)	39.2	5.3	—	33.9	Not relevant	5.3	100

Total product revenues	102.0	70.1	58.9	31.9	46	11.2	19
Maintenance and support services	158.8	135.3	125.5	23.5	17	9.8	8
Consulting services and other revenues (1)	79.8	74.2	81.4	5.6	8	(7.2)	(9)

Total revenues	340.6	279.6	265.8	61.0	22	13.8	5

COST OF REVENUES:
Cost of product revenues (2)
Cost of perpetual licenses (2)	6.6	6.2	5.9	0.4	6	0.3	6
Cost of subscription and term licenses (2)	20.1	4.3	—	15.8	Not relevant	4.3	100

Cost of product revenues	26.7	10.5	5.9	16.2	153	4.6	79
Cost of maintenance and support services	25.1	25.6	22.5	(0.5)	(2)	3.1	14
Cost of consulting services and other revenues (1)	72.6	67.0	70.5	5.6	8	(3.5)	(5)

Total cost of revenues	124.4	103.1	98.9	21.3	21	4.2	4

GROSS PROFIT	216.2	176.5	166.9	39.7	22	9.6	6

OPERATING EXPENSES:
Research and development	63.3	52.6	43.4	10.7	20	9.2	21
Sales and marketing	86.6	62.4	44.8	24.2	39	17.6	39
General and administrative	50.0	50.3	35.5	(0.3)	(1)	14.8	42
Restructuring charge	12.2	1.6	3.9	10.6	Not relevant	(2.3)	(59)

Total operating expenses	212.1	166.9	127.6	45.2	27	39.3	31

INCOME FROM OPERATIONS	4.1	9.6	39.3	(5.5)	(57)	(29.7)	(76)
Interest income	0.2	0.1	0.1	0.1	147	—	—
Interest expense	(11.3)	(10.2)	(7.6)	(1.1)	11	(2.6)	34
Other (expense) income, net	(0.3)	—	—	(0.3)	(100)	—	—
Loss on extinguishment of debt	—	(1.8)	—	1.8	(100)	(1.8)	100

(LOSS) INCOME BEFORE INCOME TAXES	(7.3)	(2.3)	31.8	(5.0)	220	(34.1)	(107)
Income tax (benefit) expense	(3.9)	2.8	10.4	(6.7)	(239)	(7.6)	(73)

NET (LOSS) INCOME	(3.4)	(5.1)	21.4	1.7	(33)	(26.5)	(124)
Net loss attributable to noncontrolling interests	—	0.2	—	(0.2)	(100)	0.2	100

NET (LOSS) INCOME ATTRIBUTABLE TO DELTEK, INC.	$(3.4)	$(4.9)	$21.4	$1.5	(31)	$(26.3)	(123)

(1)	“Consulting services revenue” previously presented for prior periods has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the year ended December 31, 2010 presentation. The amounts previously presented in “Other revenues” has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the ended December 31, 2010 presentation. A similar reclassification was made for prior periods for the related costs and combined in the line item “Cost of consulting services and other revenues” to conform to the current period presentation.
(2)	“Product revenues,” which is comprised of “Perpetual licenses” and “Subscription and term licenses,” is included in the statement of operations. “Software license fees” and “Subscription and recurring revenues” have been re-characterized as “Perpetual licenses” and “Subscription and term licenses,” respectively. Cost of revenues has been conformed accordingly.

	Year Ended December 31,			2011 versus 2010		2010 versus 2009
	2011	2010	2009	Change	% Change	Change	% Change
	(dollars in millions)
REVENUES:
Product revenues
Perpetual licenses	$62.8	$64.8	$58.9	$(2.0)	(3)	$5.9	10
Subscription and term licenses	39.2	5.3	—	33.9	Not relevant	5.3	100

Total product revenues	102.0	70.1	58.9	31.9	46	11.2	19
Maintenance and support services	158.8	135.3	125.5	23.5	17	9.8	8
Consulting services and other revenues	79.8	74.2	81.4	5.6	8	(7.2)	(9)

Total revenues	$340.6	$279.6	$265.8	$61.0	22	$13.8	5

Product Revenues

Our product revenues are derived from software applications and information solutions. Our solutions portfolio includes offerings on a perpetual, term, and SaaS basis.

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

Our subscription revenue, including SaaS, and term revenue are comprised of fees derived from arrangements in which the Company’s customers subscribe to information solutions and to certain software products and other services.

For the year ended December 31, 2011, our product revenues increased by $31.9 million to $102.0 million as compared to $70.1 million for the year ended December 31, 2010. The increase in product revenues was primarily attributable to the continued demand for our subscription offerings resulting from our acquisitions of INPUT and FedSources and an increase in our term and SaaS product offerings.

For the year ended December 31, 2010, our product revenues increased by $11.2 million to $70.1 million as compared to $58.9 million for the year ended December 31, 2009. The increase in product revenues was primarily from the continued development of our information solutions offerings resulting from our acquisition of INPUT and from increased professional services revenue associated with our acquisition of Maconomy.

Perpetual Licenses

Perpetual license revenues decreased $2.0 million, or 3%, to $62.8 million for the year ended December 31, 2011 as compared to 2010. The decrease was primarily due to a $9.9 million decline in the sale of our government contracting software solutions on a perpetual basis, as a number of products previously offered as perpetual licenses were offered on a subscription or term basis during 2011. The decrease was largely offset by an increase of $7.9 million in perpetual license revenue relating to strong sales of our Maconomy and Vision solutions for professional services customers. We believe the increase in our subscription-based offerings will continue in the future.

Perpetual license revenues increased $5.9 million, or 10%, to $64.8 million for the year ended December 31, 2010 compared to 2009. Our 2010 revenue included $4.8 million in revenue attributable to our acquisition of Maconomy in July 2010. In addition, for the year ended December 31, 2010, license fee revenues from our government software contracting solutions increased $2.6 million compared to the prior year.

Subscription and Term Licenses

Subscription and term license revenues were $39.2 million and $5.3 million for the years ended December 31, 2011 and 2010, respectively. These revenues were primarily attributable to the products and services we added to our portfolio with the acquisition of INPUT in October 2010 and FedSources in March 2011, as well as revenues from software solutions sold on a subscription or term basis. We believe that our subscription and term license revenues, driven by an increasing number of product solutions sold on a subscription, term or SaaS basis, will account for a significant component of our total revenue in future quarters.

Maintenance and Support Services

Our maintenance and support revenues are comprised of fees derived for product support, upgrades and other customer services. We receive fees from new maintenance contracts associated with new software license sales and annual renewals of existing maintenance contracts. These contracts offer our customers the ability to obtain online, telephone and web-based support, as well as unspecified periodic upgrades or enhancements, bug fixes and phone support for perpetual software licenses.

In 2011, maintenance and support revenues increased $23.5 million, or 17%, to $158.8 million as compared to 2010. The year-over-year increase was due to the full year impact of our Maconomy acquisition and also reflects strong renewal rates and a higher installed customer base from our other solutions. We expect that maintenance revenues will continue to be a significant source of revenue throughout 2012, given our high maintenance and support retention rate and our stable base of customers.

In 2010, maintenance and support revenues increased $9.8 million, or 8%, to $135.3 million as compared to 2009. The increase was primarily a result of strong renewal rates, a higher install base and the addition of support revenues from the acquisition of Maconomy beginning in July 2010.

Consulting Services and Other Revenues

Our consulting services revenues are generated from software implementation and related project management and data conversions, as well as training, education and other consulting services associated with our software applications and Information Solutions and have typically been provided on a time-and-materials basis. Our other revenues consist primarily of fees collected for our annual user conference.

Consulting services and other revenues increased $5.6 million, or 8%, to $79.8 million for the year ended December 31, 2011 as compared to 2010. This increase was largely attributable to the consulting revenue associated with a full year of consulting revenues from the acquisition of Maconomy and the acquisition of FedSources in March 2011.

Consulting services and other revenues decreased $7.2 million, or 9%, to $74.2 million for the year ended December 31, 2010 compared to 2009. This was primarily the result of a $16.1 million decline in software implementation consulting services attributable to the impact of some large implementation projects that came to a successful conclusion early in 2010 that were not repeated. These revenue decreases were offset by $9.3 million of partial-year consulting services revenues associated with our acquisition of Maconomy.

Cost of Revenues

	Year Ended December 31,			2011 versus 2010		2010 versus 2009
	2011	2010	2009	Change	% Change	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of product revenues
Cost of perpetual licenses	$6.6	$6.2	$5.9	$0.4	6	$0.3	6
Cost of subscription and term licenses	20.1	4.3	—	15.8	Not relevant	4.3	100

Total cost of product revenues	26.7	10.5	5.9	16.2	153	4.6	79
Cost of maintenance and support services	25.1	25.6	22.5	(0.5)	(2)	3.1	14
Cost of consulting services and other revenues	72.6	67.0	70.5	5.6	8	(3.5)	(5)

Total cost of revenues	$124.4	$103.1	$98.9	$21.3	21	$4.2	4

Cost of Perpetual Licenses

Our cost of perpetual licenses consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology and amortization of capitalized software.

Cost of perpetual licenses increased by $0.4 million, or 6%, to $6.6 million for the year ended December 31, 2011 as compared to 2010. This was primarily attributable to the full-year effect of the amortization of $1.4 million for purchased intangible assets, and was partially offset by a $1.0 million decrease in third-party software royalties from lower sales of the associated products for which a royalty payment applied.

Cost of perpetual licenses increased by $0.3 million, or 6%, to $6.2 million for the year ended December 31, 2010 as compared to 2009. This was primarily attributable to a $0.9 million increase in the amortization of purchased intangible assets and was offset by a $0.6 million decrease in the amortization of capitalized software related to our professional services products.

Cost of Subscription and Term Licenses

Our cost of subscription and term licenses are comprised of compensation expenses, and facility and other expenses incurred in providing subscription services, as well as the amortization of acquired intangible assets. These costs are primarily attributable to the products and services we added to our portfolio with the acquisitions of INPUT in October 2010 and FedSources in March 2011. There were no costs of subscription and term licenses prior to fiscal year 2010.

Cost of subscription and term licenses was $20.1 million and $4.3 million for the years ended December 31, 2011 and 2010, respectively. In 2011, the increase in costs was attributable to a full year of labor and labor related costs primarily associated with the acquisitions of INPUT and FedSources, which drove the formulation of our Information Solutions product suite. As a result of these acquisitions, the amortization of purchased intangibles increased year over year. In 2010, the costs were primarily attributable to labor and related benefits and amortization of purchased intangible assets from the addition of the INPUT business as well as our costs associated with our software applications being sold on a subscription or term basis.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of compensation expenses and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services was $25.1 million for the year ended December 31, 2011, a decrease of $0.5 million, or 2%, as compared to 2010. The reduction in costs was attributable to a decrease in labor and related benefits, as well as facility expenses from lower headcount year over year and an increase in our use of resources in the Philippines.

Cost of maintenance services was $25.6 million for the year ended December 31, 2010, an increase of $3.1 million, or 14%, as compared to 2009. This increase was attributable to increases in labor and related benefits and other employee related expenses from increased headcount primarily from the Maconomy acquisition in July 2010.

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

Cost of consulting services and other revenues was $72.6 million for the year ended December 31, 2011, an increase of $5.6 million, or 8%, as compared to 2010. The primary drivers were increased headcount and labor and related benefits from a full year of results from our Maconomy acquisition. We expect to see a decline in our cost of consulting services as we see an increase in our subscription-based revenues for some of our offerings.

Cost of consulting services and other revenues was $67.0 million for the year ended December 31, 2010, a decrease of $3.5 million, or 5%, as compared to 2009. The decrease was mainly attributable to a decline in labor and related benefits from lower headcount associated with our legacy offerings and was offset by an increase from partial year results from our Maconomy acquisition.

Operating Expenses

	Year Ended December 31,			2011 versus 2010		2010 versus 2009
	2011	2010	2009	Change	% Change	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$63.3	$52.6	$43.4	$10.7	20	$9.2	21
Sales and marketing	86.6	62.4	44.8	24.2	39	17.6	39
General and administrative	50.0	50.3	35.5	(0.3)	(1)	14.8	42
Restructuring charge	12.2	1.6	3.9	10.6	Not relevant	(2.3)	(59)

Total operating expenses	$212.1	$166.9	$127.6	$45.2	27	$39.3	31

Research and Development

Our product development expenses consist primarily of compensation expenses, third-party contractor expenses and other expenses associated with the design, development and testing of our software applications.

Research and development expenses increased by $10.7 million, or 20%, to $63.3 million for the year ended December 31, 2011 as compared to 2010. The increase resulted from higher labor and related benefits attributable to a full year of costs from the Maconomy and INPUT acquisitions and partial year costs relating to our FedSources acquisition.

Research and development expenses increased by $9.2 million, or 21%, to $52.6 million for the year ended December 31, 2010 as compared to 2009. The principal driver of the year-over-year increase was higher labor costs and related benefits from increased headcount mainly attributable to our acquisition of Maconomy and INPUT.

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

Sales and marketing expenses increased $24.2 million, or 39%, to $86.6 million for the year ended December 31, 2011, as compared to 2010. The increase resulted mainly from $13.5 million in increased labor and related benefits from increased headcount, higher sales commissions of $4.7 million from sales growth attributable to our Information Solution products, as well as a full year of costs from the sales and marketing efforts from our acquisition of Maconomy and INPUT. In addition, there was an increase in the amortization of purchased intangibles from these recent acquisitions of $5.4 million.

Sales and marketing expenses increased by $17.6 million, or 39%, to $62.4 million for the year ended December 31, 2010 as compared to 2009. The increase mainly resulted from higher labor and related benefits and other employee related costs of $11.1 million primarily from an increase in headcount attributable to our Maconomy and INPUT acquisitions, $1.5 million from the amortization of purchased intangibles, and $1.5 million from a trade name impairment in 2010.

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

General and administrative expenses decreased by $0.3 million, or 1%, to $50.0 million for the year ended December 31, 2011 as compared to 2010. The decrease resulted from a $6.6 million decline in acquisition related expenses and related fees to New Mountain Capital that was largely offset by a $6.3 million increase in labor and labor related benefits and other employee related costs and due to the full year impact of the acquisitions of Maconomy and INPUT.

General and administrative expenses increased by $14.8 million, or 42%, to $50.3 million for the year ended December 31, 2010 as compared to 2009. The increase primarily resulted from $7.8 million in acquisition-related expenses from the Maconomy and INPUT acquisitions and related fees to New Mountain Capital, and $7.6 million in increased labor and related benefits and other employee costs resulting primarily from increased headcount from the Maconomy and INPUT acquisitions. These increases were offset by decreased bad debt expense of $1.1 million from improved collections.

Restructuring Charge

In 2011, we initiated two plans to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the recent acquisitions. The total estimated restructuring costs associated with each plan are estimated to range from $10.0 million to $11.0 million for the plan initiated the first quarter of 2011 and $3.0 million to $4.0 million for the plan initiated in the second quarter of 2011, consisting primarily of employee severance expenses and facilities obligations.

As a result of this restructuring, we recorded a restructuring charge in the year ended December 31, 2011 of $7.5 million for severance and benefits costs for the reduction in headcount of approximately 180 employees. The Company also incurred a restructuring charge in 2011 of $4.7 million for the closure of four additional office locations and the relinquishment of space at two office locations. We expect to incur approximately $3.0 million in remaining estimated expenses pursuant to these restructuring plans by the end of 2012. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations. See Item 8, Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16, Restructuring Charge.

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

Interest Income

Interest income in all periods reflects interest earned on our invested cash balances. Interest income increased $0.1 million to $0.2 million for the year ended December 31, 2011 as compared to the same period in 2010. Interest income remained relatively flat at $0.1 million for the year ended December 31, 2010 as compared to 2009.

Interest Expense

	Year Ended December 31,			2011 versus 2010		2010 versus 2009
	2011	2010	2009	Change	% Change	Change	% Change
	(dollars in millions)
Interest expense	$11.3	$10.2	$7.6	$1.1	11	$2.6	34

Interest expense increased $1.1 million to $11.3 million for the year ended December 31, 2011 as compared to 2010. This was primarily attributable to an increase in the average debt outstanding of approximately $16.8 million for the year ended December 31, 2011 as compared to 2010. The increased debt is attributed to the amendment to our credit agreement in November 2010. The effective interest rate remained relatively flat at 6% for the year ended December 31, 2011 and 2010.

Interest expense increased $2.6 million for the year ended December 31, 2010 as compared to 2009. The increase was attributed to an increase in the effective interest rate from 4.1% in 2009 to 6.1% in 2010.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $1.8 million was recognized for the year ended December 31, 2010 from the amendment of the Company’s credit facility in November 2010.

Income Taxes

	Year Ended December 31,			2011 versus 2010		2010 versus 2009
	2011	2010	2009	Change	% Change	Change	% Change
	(dollars in millions)
Income tax (benefit) expense	$(3.9)	$2.8	$10.4	$(6.7)	(239)	$(7.6)	(73)

Income tax expense for the year ended December 31, 2011 decreased $6.7 million to a $3.9 million benefit compared to $2.8 million of expense for the year ended December 31, 2010. As a percentage of pre-tax income, income tax (benefit) was 53.5% and income tax expense was (123.8)% for the years ended December 31, 2011 and 2010, respectively. The income tax benefit for 2011 was lower than the income tax expense for 2010 primarily due to lower pre-tax income, and an increased amount of tax credits available to offset taxable income of $0.4 million.

Income tax expense for the year ended December 31, 2010 decreased $7.6 million to $2.8 million compared to $10.4 million for the year ended December 31, 2009. As a percentage of pre-tax income, income tax expense was (123.8)% and 32.7% for the year ended December 31, 2010 and 2009, respectively. The income tax expense for 2010 is lower than the income tax expense for 2009 due primarily to lower pre-tax income, and is offset by the non-deductibility of certain transaction related costs of approximately $5.8 million.

For further details of our Income Taxes; see Item 8, Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11, Income Taxes.

Credit Agreement

We have maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005. In August 2009, we amended the Credit Agreement. As a result of the amendment, we extended the maturity of $129.4 million of term loans to April 22, 2013. In addition, the expiration of $22.5 million of our $30.0 million revolving credit facility (no amounts were outstanding) was also extended to April 22, 2013.

In November 2010, we amended and extended the Credit Agreement, providing for $230.0 million in aggregate borrowings, consisting of $200 million in secured term loans maturing in November 2016 and a $30.0 million secured revolving credit facility maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding (approximately $146.8 million) were prepaid in full out of proceeds from the new term loans. The remaining proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, were used for general corporate purposes. The amendment resulted in an original issuance debt discount of 1%, or $2.0 million, which, along with the deferred debt issuance costs, will be amortized over the term of the loan using the effective interest method. The original issue debt discount was included in the $5.1 million of debt issuance costs noted above.

After the 2010 amendment to the Credit Agreement, for both the term loans and the revolving credit facility, we paid an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00% (the “Applicable Percentage”), with a LIBO rate floor of 1.50%. The Applicable Percentage was either 4.00% or 3.75% in the Credit Agreement. Interest rates prior to the 2010 amendment were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%, depending on the type of borrowing.

In November 2011, we further amended the Credit Agreement with respect to certain non-financial covenants. As a result of this amendment, the Applicable Percentage was increased by 25 basis points to 4.25%. Concurrent with this amendment, we satisfied certain conditions under the Credit Agreement that reduced the Applicable Percentage to 4.00%. We paid approximately $290,000 in fees in connection with this amendment of which approximately $240,000 will be amortized to interest expense over the remaining term of the Credit Agreement using the effective interest method with the remaining costs expensed as incurred.

We pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At the time of the 2010 amendment, the Credit Agreement required us to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. For the year ended December 31, 2011, we made voluntary prepayments of $30.0 million. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule. Through principal payments and the application of voluntary principal prepayments, we have fully satisfied the $3.0 million of mandatory principal repayment that is due through June 2012.

As of December 31, 2011 and December 31, 2010, the outstanding principal amount of the term loans was $169.0 million and $199.5 million, respectively, excluding the reduction of the unamortized debt discount of $1.6 million at December 31, 2011. There were no borrowings outstanding under the revolving credit facility.

All loans under the Credit Agreement are collateralized by substantially all of our assets (including our domestic subsidiaries’ assets) and require us to comply with certain financial covenants. There were no material modifications to our debt covenants under the Credit Agreement, except that the fixed charge coverage ratio covenant was replaced by a maximum capital expenditures covenant. Other covenants require us to maintain defined minimum levels of interest coverage and provide for a limitation on our leverage ratio.

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is based on the terms of the Credit Agreement):

		As of December 31, 2011		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level
Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	7.03	Greater than 3.00 to 1.00

Capital Expenditure	Fiscal year capital expenditure not to exceed required level	Less than $18.0 million	$12.0 million	$10.0 million in 2012

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.36	2.50 to 1.00 effective January 1, 2014

The Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or paying any cash dividends.

Based on our current and expected performance, we believe we will continue to satisfy the financial covenants of the Credit Agreement for the foreseeable future.

As of December 31, 2011, we were in compliance with all covenants under the Credit Agreement; see Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9, Debt.

The Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow and from the net proceeds of certain asset sales or equity issuances. We did not make an annual excess cash flow payment in the first quarter of 2011, due to the permitted acquisitions that occurred during 2010, and there were no other required mandatory prepayments during the year ended December 31, 2011. During the first quarter of 2010, we made a scheduled principal payment of $0.3 million and a contractually required principal prepayment of $26.7 million from our 2009 annual excess cash flow. We will not make an excess cash flow payment under the Credit Agreement in 2012, due to the voluntary prepayments made in 2011. The Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances so that our leverage ratio (as defined in the Credit Agreement) is less than 3.00, on or before December 31, 2011, or 2.75, if anytime thereafter.

We incurred approximately $3.1 million of debt issuance costs in connection with the 2010 amendment of the Credit Agreement, of which $2.5 million will be amortized to interest expense over the term of the Credit Agreement using the effective interest method and $0.6 million was expensed as a loss on extinguishment of debt in the consolidated statements of operations. Of the approximately $1.9 million of previously deferred debt issuance costs as of November 3, 2010, $1.1 million was expensed as a loss on extinguishment of debt and the remaining amount will be amortized over the term of the Credit Agreement.

See discussion below in Contractual Obligations and Commitments for our future scheduled principal payments under the Credit Agreement.

Liquidity and Capital Resources

Overview of Liquidity

Our primary operating cash requirements include the payment of salaries, incentive compensation and related benefits and other headcount-related costs, as well as the costs of office facilities and information technology systems. We fund these requirements through cash collections from our customers for the purchase of our software, subscriptions, consulting services and maintenance services. Amounts due from customers for software license, subscriptions and maintenance services are generally billed in advance of the contract period.

The cost of our acquisitions has been financed with available cash flow and, to a very limited extent, credit facility borrowings.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including $30.0 million of available borrowings under our revolving credit facility at December 31, 2011) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months. Amendments to the Credit Agreement have also provided us with greater financial flexibility by extending our debt repayment requirements over a longer term.

For the year ended December 31, 2011, we made voluntary prepayments of $30.0 million on the Credit Agreement. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule. We may continue to prepay debt in the future.

We also believe that our aggregate cash balance of $35.2 million as of December 31, 2011, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), will be sufficient to cover the payments due over the near term under the Credit Agreement.

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

During the year ended December 31, 2011, we repurchased 2,126,618 shares of Deltek common stock, for a total cost of $16.0 million. The repurchases were funded by cash flows from operations. There was $14.0 million remaining under the stock repurchase program available for future repurchases as of December 31, 2011.

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

In the future, however, we may require additional liquidity to fund our operations, debt repayment obligations, strategic investments and acquisitions, and stock repurchases, which could entail raising additional funds or modifying the terms of our Credit Agreement.

Analysis of Cash Flows

As of December 31, 2011 and 2010, we had cash and cash equivalents totaling $35.2 million and $76.6 million, respectively.

Cash provided by operating activities was $56.7 million, $63.0 million and $59.8 million, for years ended December 31, 2011, 2010, and 2009, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, stock-based compensation expense, and changes in operating assets and liabilities. The decrease in cash provided by operating activities in 2011 was primarily from a decrease in cash provided from deferred revenue of $27.7 million due to the prior year increase in deferred revenue from the acquisition of Maconomy and INPUT and the transition to annual maintenance billing in 2010. This was partially offset by an increase of $10.1 million in depreciation and amortization of property and equipment from the new headquarters facility, a full year of amortization of purchased intangibles, and increased other long-term liabilities of $11.9 million from deferred rent for the new headquarters facility. The increase in cash provided by operating activities in 2010 from 2009 was attributed to an increase in deferred revenue of $22.8 million primarily from the transition to annual maintenance billing offset by a decrease in net income of $26.5 million.

Net cash used in investing activities was $50.8 million, $136.7 million and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Investing activities include the acquisition of property and equipment, and net expenditures for business combinations and asset acquisitions. For 2011, we used funds of $30.1 million for business acquisitions, net of cash acquired primarily relating to the FedSources purchase, and $19.9 million to purchase property and equipment primarily relating to our new facilities for both domestic and foreign operations. In 2010, we used funds of $136.7 million primarily for the acquisition of Maconomy, INPUT and S.I.R.A., Inc. (“S.I.R.A.”). In 2009, we used funds of $7.9 million of which $5.4 million related to the acquisition of mySBX Corporation.

Cash used in financing activities was $47.3 million for the year ended December 31, 2011. Cash provided by financing activities was $16.4 million and $44.9 million for the years ended December 31, 2010 and 2009, respectively. We used $30.6 million in 2011 for debt repayment and $16.0 million for the purchases of common stock under our stock repurchase program. In 2010, cash provided by financing activities was primarily related to proceeds from the amendment of our Credit Agreement of $198.0 million offset by $179.5 million in debt repayments primarily attributed to the repayment of prior outstanding amounts under the Credit Agreement. In 2009, cash provided by financing activities related to net proceeds received from our rights offering of $58.2 million, offset by debt repayment and prepayment of $13.9 million.

Impact of Seasonality

Fluctuations in our quarterly revenues historically reflect, in part, seasonal fluctuations driven by our customers’ procurement cycles for our products. However, as a result of the current economic environment, changes in how we sell our offerings, and the new products that we offer, past seasonality may not be indicative of current or future seasonality.

Contractual Obligations and Commitments

We have various contractual obligations and commercial commitments. Our material capital commitments consist of term loan related debt obligations and commitments under facilities and operating leases. We rarely enter into binding purchase commitments. The following table summarizes our existing contractual obligations and contractual commitments as of December 31, 2011:

	Payments Due By December 31,
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(dollars in thousands)
Term loans	$169,000	$860	$1,720	$1,720	$1,720	$162,980	$—
Estimated interest payments on term loans	44,820	9,444	9,340	9,244	9,148	7,644	—
Operating leases	77,296	10,456	8,841	7,985	7,812	6,913	35,289
Capital leases	261	87	45	44	44	41	—
Other long term liabilities	2,221	924	1,297	—	—	—	—

Total	$293,598	$21,771	$21,243	$18,993	$18,724	$177,578	$35,289

Following the voluntary prepayments of $30.0 million made during 2011, our scheduled repayments on the outstanding amount of the term loans are $0.9 million for 2012, approximately $1.7 million per year for the years 2013 through 2015 and approximately $163.0 million due in 2016 for a total of $169.0 million. However, the amount and timing of these scheduled payments could vary based on the required mandatory prepayments from our annual excess cash flow, voluntary prepayments and mandatory prepayments from the net proceeds of certain asset sales or equity issuances as defined in the Credit Agreement. The Credit Agreement included an original issuance debt discount of 1%, or $2.0 million which is a reduction to the face value of the term loans of $169.0 million, at December 31, 2011, which will be amortized over the term of the loan using the effective interest method. Therefore, the amount outstanding on the consolidated balance sheet at December 31, 2011 of $167.4 million is net of the unamortized debt discount of $1.6 million at December 31, 2011.

Currently, we pay an interest rate on the term loans equal to the LIBO rate plus 4.00%, with a LIBO rate floor of 1.50%. Based on the LIBO rate floor in place under the Credit Agreement and the prevailing LIBO interest rate being less than 1%, we have estimated the interest payments in the above table at a rate equal to the minimum rate of 5.50%.

The amount included in other long term liabilities represents the contingent consideration liability from our acquisition of S.I.R.A. in March 2010, which is based on meeting license sales over a three-year period not to exceed a maximum earn out amount of $3.3 million. Our current forecasts indicate that the maximum earn out payments will be achieved.

The above table does not include approximately $3.2 million of long-term income tax liabilities recorded in accordance with ASC 740-10, because we are unable to reasonably estimate the timing of these potential future payments.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), on revenue recognition, both of which became effective beginning January 1, 2011. The provisions in the accounting standards could have been adopted prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We elected to adopt the standards prospectively.

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

ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition and provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The adoption of ASU 2009-14 did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact our consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10, Fair Value Measurements and Disclosures. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which changes the manner in which comprehensive income is presented in the financial statements. The guidance in ASU 2011-05 removes the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity and requires entities to report this information in one of two options. The first option is to present this information in a single continuous statement of comprehensive income starting with the components of net income and total net income followed by the components of OCI, total OCI, and total comprehensive income. The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. ASU 2011-05 does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of ASU 2011-05 applied retrospectively for all periods presented in the financial statements. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements, but we do expect the adoption to change our presentation of other comprehensive income in our financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08 the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. In this case, the quantitative impairment test is required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We did not early adopt the provisions in ASU 2011-08 and do not expect the adoption of ASU 2011-08 in January 2012 to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 which defers indefinitely the guidance in ASU 2011-05 prescribing that reclassification adjustments from OCI to be measured and presented by income statement line item in net income and also in other comprehensive income. Companies will continue to comply with the existing requirements for presenting reclassification adjustments in either OCI or disclosing the reclassification adjustments in the footnotes to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At December 31, 2011, we had $35.2 million in cash and cash equivalents. Our interest expense associated with our term loans and revolving credit facility can vary with market rates. As of December 31, 2011, we had approximately $169.0 million of the principal amount in debt outstanding, which was effectively set at a fixed rate at December 31, 2011 due to the LIBO rate floor established of 1.5% in the Credit Agreement and the LIBO rate at December 31, 2011 being below the established floor. However, an increase in the LIBO rate above the LIBO rate floor subsequent to December 31, 2011 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our possible variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the discussion above.

Based on the investment interest rate and our cash and cash equivalents balance as of December 31, 2011, a hypothetical 1% decrease in interest rates would have an insignificant impact on our earnings and cash flows on an annual basis. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in U.S. dollars. However, since a growing portion of our operations consists of activities outside of the United States, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona, the Norwegian kroner and the Euro. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during 2011, 2010 or 2009. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net income by less than $1.7 million for the year ended December 31, 2011. Our net assets at December 31, 2011 would have been impacted by less than $8.1 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15 of this Annual Report on Form 10-K.

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

Our management evaluated, with the participation of our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e) as of December 31, 2011. Based

on this evaluation, our Chief Executive Officer, our Chief Financial Officer, and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Our management’s report on internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(e) or 15(d)-15(f)) and the independent registered public accounting firm’s related audit report on the effectiveness of our internal control over financial reporting are included in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management is required to assess the effectiveness of our internal control over financial reporting as of the end of the fiscal year and to report, based on that assessment, whether our internal control over financial reporting is effective.

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

Our internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2011 was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, which also audited our consolidated financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the internal control over financial reporting of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2012

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the fiscal year covered by this Annual Report and certain information included in the 2012 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2012 Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Report” and “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Ownership of Securities” and “Executive and Director Compensation” in the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the headings “Related Party Transactions” and “Corporate Governance” in the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Principal Accounting Fees and Services” in the 2012 Proxy Statement.

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

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ KEVIN T. PARKER Kevin T. Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/S/ MICHAEL P. CORKERY Michael P. Corkery	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2012

/S/ MICHAEL KRONE Michael Krone	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)	March 15, 2012

/S/ ALOK SINGH Alok Singh	Lead Director	March 8, 2012

/S/ NANCI E. CALDWELL Nanci E. Caldwell	Director	March 15, 2012

/S/ EDWARD R. GRUBB Edward R. Grubb	Director	March 14, 2012

/S/ JOSEPH M. KAMPF Joseph M. Kampf	Director	March 15, 2012

/S/ STEVEN B. KLINSKY Steven B. Klinsky	Director	March 8, 2012

/S/ THOMAS M. MANLEY Thomas M. Manley	Director	March 8, 2012

/S/ ALBERT A. NOTINI Albert A. Notini	Director	March 15, 2012

/S/ JANET R. PERNA Janet R. Perna	Director	March 15, 2012

Item 15 (a) 1—INDEX TO CONSOLIDATED FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

Deltek, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Deltek, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deltek, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2012

DELTEK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,243	$76,619
Accounts receivable, net of allowance of $1,714 and $1,600 at December 31, 2011 and December 31, 2010, respectively	58,899	57,915
Deferred income taxes	5,383	1,731
Prepaid expenses and other current assets	10,760	8,799
Income taxes receivable	—	2,475

TOTAL CURRENT ASSETS	110,285	147,539
PROPERTY AND EQUIPMENT, NET	25,620	12,916
LONG-TERM DEFERRED INCOME TAXES	9,653	7,288
INTANGIBLE ASSETS, NET	54,994	67,473
GOODWILL	175,771	152,961
OTHER ASSETS	6,156	4,790

TOTAL ASSETS	$382,479	$392,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$528	$1,659
Accounts payable and accrued expenses	45,420	47,195
Deferred revenues	104,835	87,888
Income taxes payable	465	—

TOTAL CURRENT LIABILITIES	151,248	136,742
LONG-TERM DEBT	166,894	195,897
OTHER TAX LIABILITIES	3,214	2,553
OTHER LONG-TERM LIABILITIES	18,180	6,389

TOTAL LIABILITIES	339,536	341,581
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; 70,398,889 issued and 68,272,271 outstanding at December 31, 2011 and 68,794,774 shares issued and outstanding at December 31, 2010	70	69
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at December 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	273,496	261,837
Accumulated deficit	(216,821)	(213,431)
Accumulated other comprehensive income	2,188	2,911
Treasury stock, at cost— 2,126,618 shares at December 31, 2011	(15,990)	—

TOTAL STOCKHOLDERS’ EQUITY	42,943	51,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$382,479	$392,967

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Product Revenues
Perpetual licenses	$62,772	$64,787	$58,907
Subscription and term licenses	39,170	5,258	—

Total product revenues	101,942	70,045	58,907
Maintenance and support services	158,822	135,350	125,545
Consulting services and other revenues	79,777	74,253	81,369

Total revenues	340,541	279,648	265,821

COST OF REVENUES:
Cost of product revenues
Cost of perpetual licenses	6,604	6,234	5,873
Cost of subscription and term licenses	20,086	4,301	—

Total cost of product revenues	26,690	10,535	5,873
Cost of maintenance and support services	25,041	25,594	22,463
Cost of consulting services and other revenues	72,616	66,991	70,550

Total cost of revenues	124,347	103,120	98,886

GROSS PROFIT	216,194	176,528	166,935

OPERATING EXPENSES:
Research and development	63,263	52,591	43,486
Sales and marketing	86,620	62,382	44,784
General and administrative	50,011	50,371	35,494
Restructuring charge	12,191	1,590	3,866

Total operating expenses	212,085	166,934	127,630

INCOME FROM OPERATIONS	4,109	9,594	39,305
Interest income	153	62	46
Interest expense	(11,282)	(10,182)	(7,603)
Other (expense) income, net	(276)	(9)	43
Loss on extinguishment of debt	—	(1,744)	—

(LOSS) INCOME BEFORE INCOME TAXES	(7,296)	(2,279)	31,791
Income tax (benefit) expense	(3,906)	2,821	10,395

NET (LOSS) INCOME	(3,390)	(5,100)	21,396
Net loss attributable to noncontrolling interests	—	178	—

NET (LOSS) INCOME ATTRIBUTABLE TO DELTEK, INC.	$(3,390)	$(4,922)	$21,396

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO DELTEK, INC. (a)
Basic	$(0.05)	$(0.08)	$0.38

Diluted	$(0.05)	$(0.08)	$0.37

COMMON SHARES AND EQUIVALENTS OUTSTANDING (a)
Basic weighted average shares	65,380,259	64,768,467	56,777,552

Diluted weighted average shares	65,380,259	64,768,467	57,596,326

(a)	In accordance with FASB Accounting Standards Codification (ASC) 260, Earnings Per Share, for the purpose of computing the basic and diluted number of shares, the number of weighted average common shares outstanding prior to June 1, 2009 was retroactively adjusted by a factor of 1.08 to reflect the impact of the bonus element associated with the common stock rights offering that was completed in June 2009. See Note 13, (Loss) Earnings Per Share, for additional information.

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,390)	$(5,100)	$21,396
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for doubtful accounts	767	324	2,267
Depreciation and amortization	25,592	15,515	10,547
Amortization of debt issuance costs and original issue discount	988	1,045	962
Loss on extinguishment of debt	—	1,744	—
Impairment of assets	—	1,933	—
Stock-based compensation expense	12,613	11,941	8,675
Employee stock purchase plan expense	264	273	1,896
Restructuring charge, net	2,170	537	932
Loss (Gain) on disposal of fixed assets	189	(9)	42
Other noncash activity	431	(124)	—
Deferred income taxes	(7,494)	(5,752)	(3,556)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	84	(4,397)	3,273
Prepaid expenses and other assets	(4,120)	3,474	(4,154)
Accounts payable and accrued expenses	5	3,122	(2,846)
Income taxes payable/receivable	3,313	(2,061)	1,939
Excess tax benefit from stock awards	(164)	(641)	(80)
Other tax liabilities	716	669	868
Other long-term liabilities	11,165	(715)	(824)
Deferred revenues	13,574	41,261	18,439

Net Cash Provided by Operating Activities	56,703	63,039	59,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WMG, Inc., net of cash acquired	(25,664)	—	—
Acquisition of Maconomy A/S, net of cash acquired	(1,629)	(66,303)	—
Acquisition of INPUT, Inc., net of cash acquired	(1,740)	(59,374)	—
Acquisition of assets of S.I.R.A., Inc., net of cash acquired	(1,039)	(6,109)	—
Acquisition of mySBX, net of cash acquired	—	—	(5,369)
Purchase of property and equipment	(19,949)	(4,925)	(2,368)
Capitalized software development costs	(732)	—	(150)

Net Cash Used in Investing Activities	(50,753)	(136,711)	(7,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	58,228
Proceeds from exercise of stock options	935	1,129	887
Excess tax benefit from stock awards	164	641	80
Proceeds from issuance of stock under employee stock purchase plan	745	791	2,015
Shares withheld for minimum tax withholding on vested restricted stock awards	(2,388)	(1,537)	(123)
Proceeds from issuance of debt, net of original issuance discount	—	198,000	—
Payments for deferred financing costs	(241)	(3,077)	(2,336)
Purchase of treasury stock	(15,990)	—	—
Repayment of debt	(30,553)	(179,483)	(13,858)

Net Cash (Used in) Provided by Financing Activities	(47,328)	16,464	44,893

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND
CASH EQUIVALENTS	2	1,191	66

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,376)	(56,017)	96,848
CASH AND CASH EQUIVALENTS—Beginning of period	76,619	132,636	35,788

CASH AND CASH EQUIVALENTS—End of period	$35,243	$76,619	$132,636

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity during the current period:
Stock issued for acquisitions	$—	$—	$1,454

Accrued liability for acquisition of business	$1,329	$6,749	$—

Receivable for future exercises of stock options in acquisition of business	$—	$633	$—

Accrued liability for purchases of property and equipment	$—	$678	$44

Capital lease obligation for equipment	$118	$—	$—

Cash paid (received) during the period for:
Interest	$8,583	$8,806	$6,961

Income taxes, net	$(277)	$10,039	$11,238

See accompanying notes to consolidated financial statements.

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Treasury Stock		Total Deltek, Inc.’s Stockholders’ (Deficit) Equity	Non controlling Interests
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2008	—	$—	43,474,220	$43	100	$—	$177,249	$(229,905)	$(1,197)	—	$—	$(53,810)	$—

Net income	—	—	—	—	—	—	—	21,396	—	—	—	21,396	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	522	—	—	522	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	21,918	—
Issuance of common stock in connection with rights offering, net of issuance costs	—	—	20,000,000	20	—	—	58,208	—	—	—	—	58,228	—
Stock issued for acquisitions	—	—	247,038	—	—	—	1,454	—	—	—	—	1,454	—
Issuance of common stock under the employee stock purchase plan	—	—	635,855	1	—	—	2,014	—	—	—	—	2,015	—
Stock options exercised	—	—	245,750	—	—	—	887	—	—	—	—	887	—
Issuance of restricted stock awards, net of forfeitures of 73,652	—	—	1,707,848	2	—	—	(2)	—	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	80	—	—	—	—	80	—
Tax deficiency from other stock option activity	—	—	—	—	—	—	(541)	—	—	—	—	(541)	—
Stock compensation	—	—	—	—	—	—	10,547	—	—	—	—	10,547	—
Exchange of liability for restricted stock	—	—	—	—	—	—	25	—	—	—	—	25	—
Payment of income tax withheld on vested restricted stock awards	—	—	(18,296)	—	—	—	(123)	—	—	—	—	(123)	—

Balance at December 31, 2009	—	$—	66,292,415	$66	100	$—	$249,798	$(208,509)	$(675)	—	$—	$40,680	$—

Net loss	—	—	—	—	—	—	—	(4,922)	—	—	—	(4,922)	(178)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,586	—	—	3,586	118

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(1,336)	(60)
Issuance of common stock under the employee stock purchase plan	—	—	123,283	—	—	—	791	—	—	—	—	791	—
Stock options exercised	—	—	274,851	1	—	—	1,128	—	—	—	—	1,129	—
Issuance of restricted stock awards, net of forfeitures of 213,941	—	—	2,308,059	2	—	—	(2)	—	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	641	—	—	—	—	641	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(951)	—	—	—	—	(951)	—
Stock compensation	—	—	—	—	—	—	12,239	—	—	—	—	12,239	—
Purchase of noncontrolling interests in business acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,235
Increase ownership of noncontrolling interests, net of loss	—	—	—	—	—	—	(322)	—	—	—	—	(322)	(3,175)
Exchange of liability for restricted stock	—	—	—	—	—	—	52	—	—	—	—	52	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(203,834)	—	—	—	(1,537)	—	—	—	—	(1,537)	—

Balance at December 31, 2010	—	$—	68,794,774	$69	100	$—	$261,837	$(213,431)	$2,911	—	$—	$51,386	$—

DELTEK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Treasury Stock		Total Deltek, Inc.’s Stockholders’ (Deficit) Equity	Non controlling Interests
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Net loss	—	—	—	—	—	—	—	(3,390)	—	—	—	(3,390)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(723)	—	—	(723)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(4,113)	—
Issuance of common stock under the employee stock purchase plan	—	—	119,655	—	—	—	745			—	—	745	—
Stock options exercised	—	—	229,024	—	—	—	935	—	—	—	—	935	—
Issuance of restricted stock awards, net of forfeitures of 505,982	—	—	1,598,218	1	—	—	(1)	—	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	164	—	—	—	—	164	—
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(1,108)	—	—	—	—	(1,108)	—
Stock compensation	—	—	—	—	—	—	13,397	—	—	—	—	13,397	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	2,126,618	(15,990)	(15,990)	—
Exchange of liability for restricted stock	—	—	—	—	—	—	14	—	—	—	—	14	—
Reclassification adjustment	—	—	—	—	—	—	(99)	—	—	—	—	(99)	—
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(342,782)	—	—	—	(2,388)	—	—	—	—	(2,388)	—

Balance at December 31, 2011	—	$—	70,398,889	$70	100	$—	$273,496	$(216,821)	$2,188	2,126,618	$(15,990)	$42,943	$—

See accompanying notes to consolidated financial statements.

DELTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

“Product revenues”, which is comprised of “Perpetual licenses” and “Subscription and term licenses” is included in the consolidated statement of operations. “Software license fees” and “Subscription and recurring revenues” for the prior periods presented have been re-characterized as “Perpetual licenses” and “Subscription and term licenses,” respectively, to conform to the current period presentation. The Cost of Revenues for the prior periods presented was reclassified accordingly.

“Consulting services revenue” previously presented for year ended December 31, 2009 has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the presentation for year ended December 31, 2010. The amounts previously presented in “Other revenues” has been reclassified and included with the revenues in the line item for “Consulting services and other revenues” to conform to the presentation for the year ended December 31, 2010. A similar reclassification was made for the related costs and combined in the line item “Cost of consulting services and other revenues”.

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

Under its perpetual software license agreements, the Company recognizes revenue upon execution of a signed agreement and delivery of the software provided that the arrangement fees are fixed or determinable, collection of the resulting receivable is probable, and vendor-specific objective evidence (“VSOE”) of fair value exists to allow the allocation of a portion of the total fee to any undelivered elements of the arrangement. In the event that VSOE does not exist for any undelivered element, the entire arrangement fee is recognized over the longer of the services, subscription, or maintenance period.

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

•

The fees from software license sale is fixed or determinable. We recognize revenue for the perpetual license component of multiple element arrangements only when VSOE of fair value of any undelivered elements is known, any uncertainties surrounding customer acceptance are resolved and there are no refund, return, or cancellation rights associated with the delivered elements. Fees from perpetual license sales are generally considered fixed or determinable when payment terms are within the Company’s standard payment terms for given products.

•	Collectibility is probable. Amounts receivable must be collectible. For license arrangements that do not meet our collectibility standards, revenue is recognized as cash is received.

The Company’s software license agreements generally do not include customer acceptance provisions; if acceptance provisions are provided, delivery is deemed to occur upon acceptance.

Perpetual and term license revenues from resellers are recognized using a sell-through model whereby the Company recognizes revenue when evidence of a sales arrangement exists between reseller and end-user.

The Company’s standard payment terms for its perpetual license agreements are generally within 180 days. The Company considers the perpetual software license fee to be fixed or determinable unless the fee is subject to refund or adjustment, or is not payable within the Company’s standard payment terms. Perpetual license revenue from arrangements with payment terms extending beyond 180 days has generally been viewed as outside the Company’s standard payment terms and is recognized as payments become due and payable if the Company is unable to demonstrate a history of collecting under similar payment terms with similar arrangements.

The Company also sells its software products under term license agreements, including our software-as-a-service (“SaaS”) offerings. Term licenses offer the customer rights to software and related maintenance and support for a specific fixed period of time, usually between 12 and 36 months. In some cases implementation services are also included in the initial period fee. Hosting services may also be included in the fee. Customers generally prepay for these term licenses, and these prepayments are recorded as deferred revenue and revenue is recognized over the contractual period of the term license.

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

The Company’s consulting services consist primarily of implementation services, training, and design services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. Other revenue mainly includes fees collected for the Company’s annual user conference.

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

For sales arrangements involving multiple elements, where perpetual software licenses are sold together with maintenance and support, consulting, training, or subscription offerings, the Company recognizes revenue using the residual method. The residual accounting method is used since VSOE has not been established for the perpetual license element as it is not typically sold on a standalone basis. Using this method, the Company first allocates revenue to the undelivered elements on the basis of VSOE. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue for the delivered elements, which is usually the perpetual software license component. The Company has established VSOE for standard offerings of maintenance and support and consulting services based on the price charged when these elements are sold on a standalone basis.

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

In cases where perpetual licenses and other elements are sold in combination with subscription offerings or term licenses, all revenue is recognized ratably over the longest period of performance for the undelivered elements once the Company has commenced delivery of all elements. For income statement classification purposes revenue is allocated based on VSOE for maintenance, training, and consulting services. For subscription offerings and term licenses, VSOE has not yet been established, and revenue is therefore allocated to the undelivered subscription or term license based on the contractually stated renewal rate. Under the residual method, any remaining arrangement fee is allocated to the perpetual software license.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents primarily include funds held in money market accounts on a short-term basis.

The Company’s cash and cash equivalents (in thousands) are as follows:

	Year Ended December 31,
	2011	2010
Cash	$31,678	$10,036
Money Market Fund Investments	3,565	66,583

Total Cash and Cash Equivalents	$35,243	$76,619

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

Prepaid Expenses and Other Current Assets

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

Concentrations of Credit Risk

Financial instruments that could subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2011 the Company’s cash equivalents were invested in a money market fund that invests primarily in a portfolio of short-term U.S.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally five to seven years for equipment and furniture, three to five years for computer equipment, and three to five years for software. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term, generally five to ten years.

Foreign Currency Translation and Transactions

The Company’s consolidated financial statements are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. For all operations outside the United States, assets and liabilities are translated in U.S. Dollars at the current rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate that prevailed during the period. The resulting translation adjustments are recorded in “Accumulated Other Comprehensive Income,” a separate component of stockholders equity. Foreign currency transactions are denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss) and is recorded in “Other (Expense) Income, Net.”

Software Development Costs

Software development costs incurred subsequent to establishing technological feasibility and until general release of the software products are capitalized in accordance with ASC 985-20, Software—Cost of Software to be Sold, Leased or Marketed when the development efforts between technological feasibility and general release are significant. Certain development efforts include the preparation of a detailed program design, which is the basis for establishing technological feasibility. Other efforts do not involve creation of a detailed program design, and therefore technological feasibility is not established until a working model of the software is developed.

Amortization of capitalized development costs begins once the products are available for general release. Amortization is determined on a product-by-product basis calculated using the straight-line method over the estimated economic life of the product, which is generally four years. At December 31, 2011 and 2010 the amount of unamortized capital software development costs was $798,000 and $265,000, respectively, and is reflected as “Other Assets” in the consolidated balance sheets. Software development costs of $732,000 and $150,000 were capitalized for the fiscal years 2011 and 2009, respectively. No costs were capitalized for fiscal year 2010. Amortization of capitalized software for the years ended December 31, 2011, 2010 and 2009 was $198,000, $353,000, and $971,000, respectively. All other research and development costs are expensed as incurred.

In addition, the Company capitalizes costs incurred in connection with developing or obtaining internal use software in accordance with ASC 350-40, Internal- Use Software between the periods after the planning stage and up to the point when the software is ready for its intended use, if such costs are significant. Costs incurred relating to planning and post-implementation phases of development are expensed as incurred. Capitalized costs are included in “Property and Equipment, net” and were $1.8 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. The capitalized costs are being amortized on a straight-line basis over an estimated useful life of no more than five years.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, in accordance with ASC 740, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. ASC 740 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any liabilities resulting from uncertain tax positions.

Goodwill and Other Intangible Assets

The Company allocates the purchase price paid in a purchase business combination to the assets acquired, including intangible assets, and the liabilities assumed at estimated fair values considering a number of factors, including relying in part on the use of an independent appraisal.

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

Acquired intangible assets are being amortized over the following periods:

Membership development	10 years
Research database	5-10 years
Customer relationships - Maintenance and License	4–10 years
Technology	1-5 years
Acquired project management process	5 years
Trade names	2-10 years–indefinite life

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill and other indefinite-lived intangible assets are not amortized, but instead tested for impairment at least annually. Additionally, other indefinite-lived intangible assets are not being amortized until such time that the useful life is determined to no longer be indefinite in accordance with ASC 350. The Company performs its annual impairment tests as of December 31st of each year.

No impairment of goodwill was recorded based upon this test as of December 31, 2011, 2010, or 2009, as the Company determined that the fair value of these assets exceeded their carrying value. The annual test performed on indefinite-lived intangible assets for December 31, 2010 and coinciding with the Company’s rebranding strategy, resulted in an impairment charge of $1.5 million, for the excess of the carrying amount of the asset over its fair value, on trade names acquired from a business acquisition; see Note 6, Goodwill And Other Intangible Assets, for further details. No impairment on indefinite-lived intangible assets was recorded based on this test as of December 31, 2011 and 2009, as the Company determined that the fair value of these assets exceeded their carrying value.

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges on long-lived assets for the years ended December 31, 2011, 2010, and 2009.

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosures about fair value measurements. As of December 31, 2011 and 2010, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, indefinite-lived intangible assets, and long-lived tangible assets including property and equipment. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues, royalty rates and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments at Level 3 measurements. The Company adjusted, during the measurement period, the fair value of intangible assets acquired in the acquisition of INPUT, Inc. in October 2010 using an income approach valuation technique applied by the Relief from Royalty Method; see Note 2, Business Acquisitions, for further details. At December 31, 2010 certain intangible assets were impaired and written down to their fair value; see Note 6, Goodwill and Other Intangible Assets.

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

Although there is no active public market for the debt, the Company has determined that the carrying value of its debt, which includes a debt discount, approximates fair value as a result of the Company’s recent debt refinancing at current market rates (See Note 9, Debt) as well as the fact that the debt contains a variable interest rate component; however, at December 31, 2011 the interest rate was fixed due to the interest rate floor in place under the Company’s credit agreement in conjunction with the prevailing interest rates. The estimated fair value of the Company’s debt at December 31, 2011 and December 31, 2010 was $167.4 million and $197.6 million, respectively. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change. At December 31, 2011 and 2010, the Company had no derivative financial instruments.

Debt Issuance Costs

Costs incurred in connection with securing the Company’s credit facility and debentures are capitalized and recorded as “Prepaid Expenses and Other Current Assets” and “Other Assets” on the consolidated balance sheets. The debt issuance costs are amortized and reflected in “Interest Expense” over the respective lives of the loans using the effective interest method.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, net of estimated forfeitures.

The fair value for employee stock purchases under the ESPP plan also utilizes the Black-Scholes-Merton option pricing model to determine fair value. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period of the awards or in a few cases when performance conditions have been satisfied, net of estimated forfeitures.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accountings Standards Board (“FASB”) issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), on revenue recognition, both of which became effective for the Company beginning January 1, 2011. The provisions in the accounting standards could have been adopted prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company elected to adopt the standards prospectively.

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

ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605 , Software-Revenue Recognition and provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The adoption of ASU 2009-14 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASC 805-10-50, Business Combinations, requires disclosure of supplemental pro forma information of the revenue and earnings of the combined entity for a business combination that occurred during the reporting period. ASU 2010-29 clarifies the time period in which the acquisition date occurred for pro forma purposes. Specifically for comparative financial statements, the pro forma revenue and earnings of the combined entity are presented as though the acquisition date for a business combination that occurred during the current reporting period had been at the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010, with early adoption permitted. The Company applied this guidance in the current year in the pro forma disclosures for the acquisitions of Maconomy A/S and INPUT, Inc.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08 the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. In this case, the quantitative impairment test is required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company did not early adopt the provisions in ASU 2011-08 and does not expect the adoption of ASU 2011-08 in January 2012 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 which defers indefinitely the guidance in ASU 2011-05 prescribing that reclassification adjustments from OCI to be measured and presented by income statement line item in net income and also in other comprehensive income. Companies will continue to comply with the existing requirements for presenting reclassification adjustments in either OCI or disclosing the reclassification adjustments in the footnotes to the financial statements.

2.	BUSINESS ACQUISITIONS

The Washington Management Group, Inc.

On March 31, 2011, the Company acquired 100% of the outstanding stock of The Washington Management Group, Inc., including its FedSources and FedSources Consulting businesses (collectively, “FedSources”). FedSources offers leading market intelligence and consulting services necessary to identify, qualify, and win government business, as well as comprehensive GSA schedule consulting. The results of FedSources have been included in the Company’s consolidated financial statements from April 1, 2011 to December 31, 2011 and were not material to the overall consolidated results of the Company.

The aggregate purchase price that the Company paid for FedSources is as follows (in thousands):

Amount
Cash paid	$26,000
Contingent consideration	600
Accrual for additional purchase consideration	729

27,329
Less: Cash acquired	(336)

Total purchase price	$26,993

The contingent consideration of $0.6 million represents the fair value of the potential earn out payment of $5.0 million based on an estimate of revenue realization at the end of a five-year period. The purchase price accrual represents a working capital balance sheet adjustment of $229,000 upon the closing of the acquisition, as well as indemnification for agreed upon tax elections regarding the sale of FedSources in the amount of $500,000. As of December 31, 2011, the Company and the seller finalized the working capital calculation after completing the review of the closing balance sheet for FedSources. In addition, for the year ended December 31, 2011 approximately $274,000 was incurred for acquisition-related costs and integration costs which are included in “General and Administrative” expenses in the consolidated statement of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, including subsequent adjustments (in thousands):

Accounts receivable	$1,286
Deferred tax asset	185
Prepaid expenses and other assets	85
Property and equipment	470
Intangible assets	5,880
Goodwill	23,246
Accounts payable and accrued expenses	(598)
Deferred revenues	(3,015)
Current income taxes payable	(238)
Noncurrent deferred tax liability	(218)
Other long-term liabilities	(90)

Total purchase price	$26,993

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date, including subsequent adjustments, are as follows (in thousands):

	Amount	Life
Technology	$690	1 year
Trade names	740	5 -10 years
Research database	1,400	5 years
Customer relationships	3,050	10 years

Total intangible assets	$5,880

Technology is being amortized using an accelerated amortization method over one year and the related amortization expense in the Company’s consolidated statement of operations is included in “Cost of Subscription and Term Licenses”. The research database is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The trade names and customer relationships are being amortized using an accelerated amortization method over five to ten years and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.3 years.

The goodwill associated with the transaction is primarily due to the benefits to the Company resulting from the combination with FedSources. The goodwill and identified intangibles recorded in this transaction are deductible for tax purposes.

INPUT, Inc.

On October 1, 2010, the Company acquired 100% of the ownership interests in INPUT, Inc. (“INPUT”), a company whose services enable companies to identify and develop new business opportunities with federal, state and local governments and other public sector organizations. The results of INPUT have been included in the financial statements since the acquisition date.

The aggregate purchase price that the Company paid for INPUT is as follows (in thousands):

Cash paid	$61,786
Less: cash acquired	(672)

Total purchase price	$61,114

For the year ended December 31, 2011, approximately $65,000 was incurred for acquisition-related costs and integration costs, which are included in “General and Administrative” expenses in the consolidated statement of operations. For the year ended December 31, 2010, approximately $1.6 million was incurred for acquisition-related costs and integration costs which were included in “General and Administrative” expenses in the consolidated statement of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, including subsequent adjustments. During the measurement period that ended on September 30, 2011, net adjustments of $2.1 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Our consolidated balance sheet at December 31, 2010 was retrospectively adjusted to reflect these adjustments as required by ASC 805, Business Combinations (“ASC 805”). No further adjustments have been made to the purchase price allocation since September 30, 2011.

	Initial valuation at December 31, 2010	Adjustments	Final valuation at December 31, 2011
	(in thousands)
Accounts receivable	$2,746	$—	$2,746
Prepaid expenses and other assets	206	—	206
Income taxes receivable	539	(22)	517
Property and equipment	697	—	697
Intangible assets	29,430	(1,610)	27,820
Goodwill	45,763	2,062	47,825
Non-current deferred tax asset	201	2,478	2,679
Other assets	107	—	107
Accounts payable and accrued expenses	(2,144)	21	(2,123)
Deferred revenues	(5,186)	—	(5,186)
Deferred tax liability	(5,869)	(2,674)	(8,543)
Non-current deferred tax liabilities	(5,949)	596	(5,353)
Other long-term liabilities	(278)	—	(278)

Total purchase price	$60,263	$851	$61,114

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date, including subsequent adjustments, are as follows (in thousands):

	Amount	Life
Technology	$1,760	4 years
Trade names	2,070	5 years
Research database	11,940	10 years
Customer relationships	12,050	7 Years

Total intangible assets	$27,820

Acquired technology is being amortized using an accelerated amortization method over four years and the related amortization expense in the Company’s consolidated statement of operations is included in “Cost of Subscription and Term Licenses”. The research database is being amortized using an accelerated amortization method over ten years and the related amortization expense is included in “Cost of Subscription and Term Licenses”. The customer relationships and trade name are being amortized using an accelerated amortization method over seven and five years, respectively, and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.9 years.

In accordance with ASC 805, the Company made the following adjustments to goodwill retrospectively to the date of acquisition:

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

The purchase price for Maconomy was $67.6 million as of December 31, 2010, which includes $10.2 million of cash paid for shares purchased prior to the completion of the tender offer that were classified as “available-for-sale securities” at June 30, 2010. As of December 31, 2010 the Company owned 100% of the outstanding shares of Maconomy. For the year ended December 31, 2011, approximately $1.0 million was incurred for acquisition-related costs and integration costs. These costs are included in the consolidated statements of operations in expenses for “General and Administrative”, “Sales and Marketing” and “Cost of consulting services and other revenues” of $539,000, $318,000 and $185,000, respectively. For the year ended December 31, 2010, approximately $6.5 million was incurred for acquisition-related costs and integration costs. These costs are included in the consolidated statements of operations in expenses for “General and Administrative”, “Sales and Marketing” and “Cost of consulting services and other revenues” of $6.1 million, $226,000 and $166,000, respectively.

The Company recorded non-controlling interests as of July 9, 2010, of $3.2 million for the 5% of the outstanding shares of Maconomy not purchased by the Company. The amount was determined based on the fair value of the net assets of Maconomy. The Company initiated a mandatory redemption procedure to acquire all remaining shares of Maconomy (approximately 0.5 million shares) for DKK 20.50 per share. In the third quarter of 2010, the Company purchased approximately 3% of the non-controlling interests for $1.8 million. In the fourth quarter of 2010, the Company acquired the remaining outstanding 2% of the non-controlling interest for $1.6 million. There are no remaining non-controlling interests as of December 31, 2010. In February and September 2011, the Company acquired approximately 75,000 and 509,000 shares, respectively, of Maconomy upon the exercise of employee warrants or stock options that became exercisable at that time and paid approximately $1.6 million, net of the proceeds received from the employees for the exercise price.

The following table summarizes the purchase price of Maconomy (in thousands):

Cash paid for common stock	$74,787
Cash paid for common stock issued pursuant to stock options/warrants exercised	4,058
Fair value accretion on liability for stock options/warrants purchased	(80)
Gain on common stock purchased prior to the acquisition	307
Loss on foreign currency	(338)
Additional paid in capital from noncontrolling interests	(242)
Cash acquired	(10,926)

Total purchase price	$67,566

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$7,926
Prepaid expenses and other assets	1,078
Income taxes receivable	232
Property and equipment	924
Long-term deferred income taxes	13,166
Other assets	284
Intangible assets	32,230
Goodwill	33,824
Accounts payable and accrued expenses	(10,065)
Deferred revenues	(1,832)
Non-current deferred tax liabilities	(9,887)
Other long-term liabilities	(314)

Total purchase price	$67,566

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer Relationships - Maintenance	$15,371	10 years
Technology	9,419	5 years
Trade Names	3,940	Indefinite Lived
Customer Relationships - License	3,399	4 years
In-process research and development	101	—

Total Intangible Assests	$32,230

Technology is being amortized using an accelerated amortization method over five years and the related amortization expense in the Company’s consolidated statement of operations is included in “Cost of Perpetual Licenses”. The maintenance and license customer relationships are being amortized using an accelerated amortization method over ten years and four years, respectively, and the related amortization expenses are included in “Sales and Marketing” expense. The in-process research and development will be amortized over its useful life to “Cost of Perpetual Licenses” when it has reached technological feasibility. The weighted average useful life of the intangible assets is estimated at 7.6 years.

The goodwill is primarily due to the benefits to the Company and Maconomy resulting from the combination. The combination provides multiple benefits for both companies such as expanding the Company’s geographic reach. Maconomy’s large presence in Europe is an ideal complement to the Company’s strong position in the U.S. market. Maconomy’s professional services markets are a strong complement to the Company’s established project-focused vertical markets. The goodwill recorded in this transaction is not deductible for tax purposes.

The results of the Maconomy business have been included in the Company’s consolidated financial statements since the date of acquisition.

Assets of S.I.R.A., Inc.

In March 2010, the Company acquired the budgeting, forecasting and resource planning business of S.I.R.A., Inc. (“S.I.R.A.”).

The aggregate purchase price was $8.9 million, including a cash payment of $6.1 million and contingent consideration of $2.8 million to be paid over a three-year period based on license sales. In April 2011, the Company paid $1.0 million for the first year’s contingent consideration and the remaining contingent consideration was remeasured at fair value through earnings and is valued at $2.1 million as of December 31, 2011. The maximum earn out potential is not to exceed $3.3 million.

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

	$2,611

The customer relationships are being amortized using an accelerated amortization method over ten years and the related amortization expense in the Company’s consolidated statement of operations is included in “Sales and Marketing” expense. Technology is being amortized using an accelerated amortization method over four years and the related amortization expense is included in “Cost of Subscription and Term Licenses” expense. The weighted average amortization period for the intangibles is 4.8 years. The goodwill recorded in this transaction is deductible for tax purposes.

mySBX

In December 2009, the Company acquired 100% of the outstanding common stock of mySBX Corporation (“mySBX”), which is now known as GovWin, a Deltek network. GovWin is our online community that provides market intelligence that allows companies doing business with the government, including seasoned government contractors and new entrants, to identify contracting opportunities, more effectively manage their business development and marketing activities, discover partnership and teaming opportunities and solutions, and capture the most profitable opportunities for their businesses. The results of operations of mySBX have been included in the consolidated financial statements since the acquisition date.

The aggregate purchase price was $6.8 million and included cash payments of $5.4 million and common stock issued of $1.4 million.

Under the terms of the purchase agreement, the Company paid $95,000 of mySBX acquisition costs which were expensed as incurred. In addition, there is a retention arrangement with one of the former mySBX stockholders, pursuant to which the stockholder will receive up to 67,496 shares of restricted stock if the individual is employed on the one-year and two-year anniversaries of the acquisition. The restricted stock is being expensed as the requisite services are provided. As of December 31, 2011, this retention arrangement was satisfied and the restriction on the shares was removed. The acquisition did not result in any contingent consideration.

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

	$791

The customer relationships and member community are being amortized using an accelerated amortization method over ten years and the expense is included in “Sales and Marketing” expense in the Company’s consolidated statement of operations. Tradename and trademarks are being amortized using a straight-line method of amortization over two years and the expense is included in “General and Administrative” expense. Technology is being amortized using an accelerated amortization method over four years and the expense is included in “Cost of Subscription and Term Licenses” expense. The weighted average amortization period for the intangibles is 6.3 years. The goodwill recorded in this transaction is not deductible for tax purposes.

Pro forma Financial Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisitions of INPUT and Maconomy had occurred on January 1, 2009 (in thousands). The acquisitions of FedSources, S.I.R.A and mySBX are not included in the pro forma summary as their financial position and results of operations were not significant to the Company’s consolidated financial position or results of operations. The pro forma financial information gives effect to the Company’s acquisitions of INPUT and Maconomy by the application of the pro forma adjustments to the historical consolidated financial statements of the Company. Such unaudited pro forma financial information is based on the historical financial statements of the Company and the acquired businesses and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to these transactions. Pro forma adjustments were made from January 1, 2009 up to the date of each acquisition with the actual results reflected thereafter in the pro forma financial information.

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

Unaudited adjustments have been made to present the Maconomy IFRS information under GAAP and adjusting the results of each acquired business to reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets had been applied from January 1, 2009, as well as additional pro forma adjustments, to give effect to these transactions occurring on January 1, 2009. After application of GAAP adjustments for Maconomy, the DKK amounts were translated to U.S. Dollars using the average exchange rate from January 1, 2009 up to the date of acquisition (in thousands):

	Year Ended December 31,
	2010	2009
	(unaudited)
Revenue	$322,542	$330,005
Income from operations	8,438	20,209
Net (loss) income	(6,630)	2,376

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Accounts receivable–billed	$55,022	$56,064
Accounts receivable–unbilled	5,591	3,451
Allowance for doubtful accounts and sales allowances	(1,714)	(1,600)

Total	$58,899	$57,915

Activity in the allowance for doubtful accounts for the fiscal years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Allowance for doubtful accounts
Beginning balance	$1,600	$2,658	$2,195
Provision for doubtful accounts–sales allowances	291	458	1,331
Provision for doubtful accounts–credit losses	476	(134)	936
Foreign currency translation adjustments	(7)	55	1
Charges against allowance	(646)	(1,437)	(1,805)

Ending balance	$1,714	$1,600	$2,658

4.	PROPERTY AND EQUIPMENT

The components of “Property and Equipment, Net”, including equipment under capital lease obligations, consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Furniture and equipment	$7,709	$5,800
Computer equipment	15,048	14,989
Software	12,450	10,994
Leasehold improvements	13,928	6,084

Total	49,135	37,867
Less–accumulated depreciation and amortization	(23,515)	(24,951)

Property and equipment, net	$25,620	$12,916

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009 was $7.1 million, $5.9 million, and $5.1 million, respectively. The depreciation and amortization expense includes amortization of assets held under capital leases for 2011 and 2010.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Prepaid software maintenance and royalties	$4,558	$2,783
Prepaid conferences and events	286	213
Prepaid rent	868	1,241
Deferred commissions	2,523	888
Debt issuance costs	625	586
Prepaid insurance	747	911
Others	1,153	2,177

Total	$10,760	$8,799

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The value of goodwill is primarily derived from the Company’s acquisitions beginning with the acquisition of certain assets of A/E Management and the acquisition of Semaphore Inc. in 2000 to the acquisition of FedSources in March 2011. The Company amortized goodwill until January 1, 2002. In accordance with ASC 350, the Company discontinued amortization of its goodwill beginning January 1, 2002. Per the guidelines of ASC 350, the Company performed tests for goodwill impairment as of December 31, 2011, 2010, and 2009 and determined that there was no impairment of goodwill as the Company assessed its fair value and determined the fair value exceeded the carrying value.

The following table represents the balance and changes in goodwill for the years ended December 31, 2011 and 2010 (in thousands):

Balance as of January 1, 2010	$63,910
Acquisition of INPUT	47,825
Acquisition of Maconomy	33,824
Acquisition of S.I.R.A., Inc.’s assets	6,267
Foreign currency translation adjustments	1,135

Balance as of December 31, 2010	$152,961
Acquisition of WMG	23,246
Foreign currency translation adjustments	(436)

Balance as of December 31, 2011	$175,771

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships – maintenance & license	$55,476	$(27,562)	$27,914
Technology	23,741	(16,458)	7,283
Tradename and non-compete	3,280	(941)	2,339
Research database	13,340	(3,009)	10,331
Foreign currency translation adjustments	(494)	552	58

Total	$95,343	$(47,418)	$47,925
Unamortized Intangible Assets
Tradename	$7,053	$—	$7,053
In process R&D	107	—	107
Foreign currency translation adjustments	(91)	—	(91)

Total	$102,412	$(47,418)	$54,994

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships – maintenance & license	$51,238	$(17,644)	$33,594
Technology	22,546	(11,016)	11,530
Tradename and non-compete	470	(335)	135
Research database	11,940	(543)	11,397
Foreign currency translation adjustments	1,693	(106)	1,587

Total	$87,887	$(29,644)	$58,243
Unamortized Intangible Assets
Tradename	$8,916	$—	$8,916
In process R&D	101	—	101
Foreign currency translation adjustments	213	—	213

Total	$97,117	$(29,644)	$67,473

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenues or operating expenses on the statement of operations based on the revenue stream to which the asset contributes. Amortization expense consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Included in cost of revenues:
Cost of perpetual licenses	$3,300	$1,788	$853
Cost of subscription and term licenses	4,500	1,628	10
Cost of consulting services and other revenues	78	78	78

Total included in cost of revenues	7,878	3,494	941
Included in operating expenses:	10,448	5,760	3,539

Total	$18,326	$9,254	$4,480

As of December 31, 2011, the estimated future amortization expense is summarized in the table below as follows (in thousands):

Years Ending December 31,
2012	$14,617
2013	11,052
2014	7,949
2015	5,359
2016	3,562
Thereafter	5,386

Total	$47,925

We assess the impairment of indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Accordingly, we test our indefinite-lived intangible assets for impairment annually at December 31 or whenever events or changes in circumstances indicate an impairment may have occurred. The impairment test for indefinite-lived intangible assets compares the fair value of an indefinite-lived intangible asset with its carrying amount. If the fair value of the indefinite-lived intangible asset is less than its carrying amount, an impairment is measured as the excess of the carrying amount over the fair market value. There had been no impairment charges on indefinite-lived intangible assets recorded based on these tests for the years ended December 31, 2011 and 2009. As a result of the annual impairment test performed for the year ended December 31, 2010 on the Company’s indefinite-lived intangible assets and coinciding with the Company’s rebranding strategy during that year, an impairment loss of $1.5 million was recognized for the year ended December 31, 2010 on tradenames acquired from the acquisition of WST, Inc. (“Welcom”) in 2006 whose carrying amount exceeded fair value. Fair value was determined by the relief from royalty approach which is a variation of the income approach. The intangible asset impairment charge is included in “Sales and Marketing” in the accompanying consolidated statements of operations. Also resulting from the rebranding analysis for the year ended December 31, 2010, the Company determined that one tradename from the Welcom acquisition no longer had an indefinite useful life and therefore the carrying amount of this tradename at December 31, 2010 of approximately $124,000 will be amortized over its useful life of three years beginning on January 1, 2011.

In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There have been no impairment charges on long-lived assets for the years ended December 31, 2011, 2010 and 2009.

7.	DEFERRED REVENUES

The Company has deferred revenues related to perpetual licenses, subscription and term licenses, maintenance and support services and consulting services and other revenues. Deferred subscription and term licenses, deferred maintenance and support services, and deferred consulting services generally result when the Company has received payment for subscriptions, maintenance and support, or services that have not been delivered. The related revenues are deferred and recognized over the subscription period, maintenance and support period, or as the services are delivered. Deferred perpetual licenses revenues generally result when one or more software products included in a multiple-element arrangement have not been delivered or if certain other revenue recognition conditions are not met.

The current portion of deferred revenues consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Deferred perpetual licenses	$2,973	$1,551
Deferred subscription and term licenses	21,370	11,787
Deferred maintenance and support services	78,065	72,511
Deferred consulting services and other revenues	2,427	2,039

Total	$104,835	$87,888

At December 31, 2011, the balance in deferred subscription and term licenses increased over the prior year due to the company’s transition towards more term based licenses and subscription product offerings as well as the acquired deferred subscription revenue from the acquisition of FedSources. Additionally the deferred perpetual license balance increased over the prior year due to a greater number of perpetual licenses deferred when sold as part of a multiple element transaction containing a term license or subscription element.

The Company had $1.4 million of deferred maintenance and support services, $781,000 of deferred perpetual licenses, and $550,000 of deferred subscription and term licenses at December 31, 2011 included in “Other Long-Term Liabilities.” At December 31, 2010, “Other Long-Term Liabilities” included $1.7 million of deferred maintenance and support services and $287,000 of deferred subscription and term licenses.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Accrued wages and other employee benefits	$20,226	$20,112
Accrued bonuses and commissions	7,105	7,708
Accrued acquisition purchase price and related expenses	1,655	4,754
Accounts payable	4,865	3,719
Accrued royalty expenses, cost of perpetual licenses	915	1,168
Accrued subcontractor expenses, cost of consulting services	148	1,162
Deferred rent	973	540
Refunds payable	2,860	840
Other accrued expenses	6,673	7,192

Total	$45,420	$47,195

9.	DEBT

The following table summarizes the Company’s long-term debt at December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Term loans-2010 Credit Agreement (less unamortized debt discount of $1.6 million and $1.9 million at December 31, 2011 and 2010, respectively, amortized at an effective rate of approximately 6.2% and 5.9% for 2011 and 2010, respectively)	$167,422	$197,556
Less: current maturities	528	1,659

Long-term debt	$166,894	$195,897

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”). In August 2009, the Company amended the Credit Agreement. As a result of the amendment, the Company extended the maturity of $129.4 million of term loans to April 22, 2013. The remaining $50.2 million of the term loans outstanding (the non-extended portion) was set to mature on April 22, 2011. In addition, the expiration of $22.5 million of the Company’s $30.0 million revolving credit facility (no amounts were outstanding) was also extended to April 22, 2013. The remaining $7.5 million of the revolving credit facility expired in April 2010.

In November 2010, the Company amended and extended the Credit Agreement, providing for $230.0 million in borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a secured revolving credit facility of $30.0 million maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding of $146.8 million, except for approximately $805,000 in letters of credit that remained outstanding, was prepaid in full out of proceeds from the Credit Agreement. The remainder of the proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, from the Credit Agreement were used for general corporate purposes. The amendment resulted in an original issuance debt discount of 1%, or $2.0 million, which will be amortized over the term of the loan using the effective interest method and was included in the $5.1 million of debt issuance costs noted above.

After the 2010 amendment to the Credit Agreement, for both the term loans and the revolving credit facility, the Company paid an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00% (the “Applicable Percentage”), with a LIBO rate floor of 1.50%. The Applicable Percentage was either 4.00% or 3.75% in the Credit Agreement. The Company amended the Credit Agreement in November 2011, see below, and the current Applicable Percentage is either 4.25% or 4.00%. Depending on the type of borrowing, interest rates for the term loans prior to the 2010 amendment were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%.

The Company pays an annual fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At the time of the 2010 amendment, the Credit Agreement required the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. In addition, the Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. For the year ended December 31, 2011, no mandatory principal prepayment was required to be made under the Credit Agreement. In the first quarter of 2010, the Company made a mandatory principal prepayment of $26.7 million under the Credit Agreement from the Company’s 2009 annual excess cash flow which was applied pro rata against the outstanding balances of the non-extended and extended term loans.

For the year ended December 31, 2011, the Company made voluntary prepayments of $30.0 million. The prepayments were applied first against the scheduled debt payments through June 2012, and second, ratably against the next scheduled debt payments in the amortization schedule.

In accordance with the guidance in ASC 470-50, Debt-modifications and Extinguishments, the Credit Agreement was accounted for as either a debt modification or an extinguishment of debt based on the analysis of the present value of the change in cash flows for the syndicated debt of the Credit Agreement. In 2010, the Company paid approximately $3.1 million of debt issuance costs in connection with the amendment of the Credit Agreement, of which $2.5 million will be amortized to interest expense over the term of the Credit Agreement using the effective interest method for the debt modification and $0.6 million was expensed as a loss on extinguishment of debt on the consolidated statements of operations. Of the approximate $1.9 million of previously deferred debt issuance costs as of November 2010, approximately $1.1 million was expensed as a loss on extinguishment of debt and the remaining amount in connection with the debt modification will be amortized over the term of the Credit Agreement.

In November 2011, the Company further amended the Credit Agreement with respect to certain non-financial covenants. As a result of this amendment, the interest rate the Company will pay for both the term loans and the revolving credit facility was increased by 25 basis points to 4.25%. Concurrent with this amendment, the Company satisfied certain conditions under the Credit Agreement that reduced the Applicable Percentage to 4.00%. The Company paid approximately $290,000 in fees in connection with this amendment of which approximately $240,000 will be amortized to interest expense over the remaining term of the modified Credit Agreement using the effective interest method with the remaining costs expensed as incurred.

The following table summarizes future principal payments on the Credit Agreement as of December 31, 2011 after the voluntary prepayments were made (in thousands):

Principal Payment
2012	$860
2013	1,720
2014	1,720
2015	1,720
2016	162,980
Thereafter	—

Total principal payments	169,000
Less: unamortized debt discount	1,578

Net debt	$167,422

The loans require the compliance with certain financial covenants. There were no material modifications to the debt covenants under the Credit Agreement, except that the fixed charge coverage ratio covenant was replaced by a maximum capital expenditures covenant under the Credit Agreement. The Company has determined that it is in compliance with this new capital expenditures covenant in that the covenant would exclude approximately $8.7 million of tenant improvement allowances obtained from the landlord for its new corporate headquarters. These non-cash tenant allowances are included as investing activities in the accompanying consolidated statements of cash flows for the year ended December 31, 2011. On this basis, the Company is in compliance with all financial covenants as of December 31, 2011. All loans under the Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets).

The Credit Agreement also requires the Company to comply with non-financial covenants that restrict or limit certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying any cash dividends. The Company was in compliance with all non-financial covenants as of December 31, 2011.

As of December 31, 2011, the outstanding principal amount of the term loans was $169.0 million, with interest at 5.5%. As of December 31, 2010, the outstanding amount of the term loans was $199.5 million with interest at 5.5%. The aggregate annual weighted average interest rate was 5.56% for both 2011 and 2010.

There were no borrowings under the revolving credit facility at December 31, 2011 and December 31, 2010. At December 31, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties that primarily related to real estate lease obligations. These instruments reduced the Company’s available borrowings under the revolving credit facility and totaled $0.8 million at December 31, 2010. At December 31, 2011, the Company had no open standby letters of credit and bank guarantees as those outstanding reached maturity and were not extended.

At December 31, 2011 and December 31, 2010, the current portion of the unamortized debt issuance costs of $625,000 and $586,000, respectively, is reflected as “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets. The noncurrent portion of the unamortized debt issuance costs for those same periods of $2.1 million and $2.6 million, respectively, is reflected as “Other Assets” in the consolidated balance sheets. The debt issuance costs related to the Credit Agreement of $2.7 million are being amortized and reflected in “Interest Expense” over the term of the agreement, as well as a portion of the previously deferred debt issuance costs that existed at the time of the Credit Agreement amendment. Prior to the amendment in 2010, these costs were being amortized over the modified term of the amended Credit Agreement in 2009 (including previously deferred debt issuance costs that existed at the time of the amendment in August 2009). The debt issuance costs are accelerated to the extent that any prepayment is made on the term loans.

The unamortized original issuance discount of $1.6 million at December 31, 2011 is being amortized and reflected in “Interest Expense” over the term of the loan using the effective interest method. For the years ended December 31, 2011 and 2010, amortization expense related to the debt discount was approximately $367,000 and $55,000, respectively, which is included in the amortization costs noted below.

During the years ended December 31, 2011, 2010 and 2009, costs of $988,000, $1.0 million and $962,000 respectively, were amortized and reflected in “Interest Expense.” Of the amount amortized for the years ended December 31, 2011, 2010 and 2009, $62,000, $60,000 and $98,000, respectively, was from accelerated amortization resulting from voluntary prepayments in 2011, mandatory prepayments from the annual excess cash flow provision in the Credit Agreement for 2010 and 2009 and from the completion of the rights offering in the second quarter of 2009.

10.	EMPLOYEE BENEFITS

401(k) Plan—The Company has a 401(k) plan covering all eligible U.S. employees. Employees are eligible to participate on their first day of employment, but are not eligible for the Company contribution until the first month following three full months of employment. Company contributions vest ratably over three years. The Board of Directors approved a discretionary contribution of 4% of eligible compensation for 2009 for all U.S. employees. The contribution for 2009 was suspended starting with the second quarter of 2009 and remained suspended until October 1, 2010 at which time the matching contribution for U.S. employees is 50% of the first $5,000 of employee contributions, up to a maximum annual match of $2,500. INPUT employees remained on their legacy 401(k) plan from the date of acquisition and became eligible for the Company’s 401(k) plan beginning January 1, 2011. In addition, the Company sponsors certain defined contribution and benefit pension plans that are offered by our foreign subsidiaries that are not considered material for the years ended December 31, 2011, 2010 and 2009.

The Company’s contribution expense from all plans for 2011, 2010 and 2009 was approximately $3.1 million, $1.5 million, and $1.1 million, respectively.

11.	INCOME TAXES

For financial reporting purposes, (loss) income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$(5,055)	$3,949	$29,964
Foreign	(2,241)	(6,228)	1,827

	$(7,296)	$(2,279)	$31,791

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$856	$7,200	$10,920
State	727	1,208	2,850
Foreign	2,005	165	181

Total current provision	$3,588	$8,573	$13,951

Deferred provision (benefit):
Federal	(4,482)	(4,843)	(3,391)
State	(1,098)	(300)	(468)
Foreign	(1,914)	(609)	303

Total deferred benefit	(7,494)	(5,752)	(3,556)

Provision (benefit) for income taxes	$(3,906)	$2,821	$10,395

The reported expense or benefit for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to the (loss) income before income taxes as follows (in thousands):

	Year Ended December 31,
	2011		2010		2009
Expense at statutory rate	$(2,554)	35.0%	$(798)	35.0%	$11,127	35.0%
Change resulting from:
Transaction costs	(1,071)	14.7	2,038	(89.5)	—	—
Research and development tax credit	(953)	13.1	(570)	25.0	(799)	(2.5)
State taxes, net of federal benefit	(705)	9.7	753	(33.0)	1,212	3.8
Non-deductible items	672	(9.2)	82	(3.6)	(749)	(2.3)
Foreign tax rate differential	581	(8.0)	531	(23.3)	258	0.8
Compensation related expense	413	(5.7)	146	(6.4)	616	1.9
Foreign tax credit	(400)	5.5	(301)	13.2	(913)	(2.9)
Change in valuation allowance	193	(2.7)	—	—	—	—
Domestic production activities deduction	(153)	2.1	(549)	24.1	(712)	(2.2)
Other	71	(1.0)	81	(3.6)	355	1.1
Deferred revenue	—	—	719	(31.5)	—	—
Software development	—	—	689	(30.2)	—	—

Total	$(3,906)	53.5%	$2,821	(123.8)%	$10,395	32.7%

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities for 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Employee compensation and benefits	$14,071	$12,922
Net operating loss carryforwards	12,623	14,178
Deferred rent	5,697	894
Deferred revenue	2,156	—
Software development costs	1,871	1,069
Foreign tax credit	1,779	1,379
Deductible goodwill and purchased intangible assets	1,472	2,203
Allowances and other accrued liabilities	490	552
Other	35	17
Basis difference in fixed assets	—	135

Total deferred tax assets	$40,194	$33,349

Deferred tax liabilities:
Acquired intangibles	$(15,807)	$(20,207)
Basis difference in fixed assets	(6,893)	—
Prepaid expenses	(350)	(556)
Other	(63)	(116)
Deferred revenue	—	(1,531)

Total deferred tax liabilities	(23,113)	(22,410)

Net deferred tax asset before allowance	17,081	10,939
Valuation allowance	(2,045)	(1,920)

Net deferred tax asset	$15,036	$9,019

U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings of non-U.S. subsidiaries because such earnings are considered to be reinvested indefinitely outside the U.S., and it is not practicable to estimate the amount of tax that may be payable upon distribution.

Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not that some portion or the entire deferred tax asset will not be realized. In 2010, the Company established a $1.9 million valuation allowance in purchase accounting, which was increased by $0.1 million in the current year. Any subsequent reduction of the portion of the valuation allowance that was established in purchase accounting will be recorded in the provision for income taxes after the close of the related measurement period. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

At December 31, 2011, the Company had domestic net operating loss carryforwards of approximately $15.4 million expiring in various years between 2019 and 2030. The Company had foreign net operating loss carryforwards of approximately $25.1 million that expire at various times beginning in 2011 and some of which are not currently subject to expiration. The Company had tax credit carryforwards of $1.8 million expiring in various years between 2017 and 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2011	2010	2009
Balance at January 1	$2,330	$1,692	$849
Increases for tax positions taken during prior period	—	—	457
Increases for tax positions taken during current period	612	638	386

Balance at December 31	$2,942	$2,330	$1,692

At December 31, 2011, 2010 and 2009, the Company had $2.9 million, $2.3 million and $1.7 million of unrecognized tax benefits, respectively, which if recognized, would affect the Company’s effective tax rate. Unrecognized tax benefits are included in “Other Tax Liabilities” on the Company’s consolidated balance sheet. Interest and penalties related to uncertain tax positions are recorded as part of the provision for income taxes. During the years ended December 31, 2011, 2010 and 2009 the Company included approximately $49,000, $44,000 and $24,000, respectively, of interest on uncertain tax positions in the provision for income taxes. At December 31, 2011, and 2010, accrued interest and penalties on uncertain tax positions were $272,000 and $223,000, respectively.

The Company believes it is reasonably possible that unrecognized tax benefits for certain non deductible expenses and tax credits could decrease (whether by payment, release, or a combination of both) in the next twelve months by as much as $1.0 million. Subsequent to the adoption of ASC 805 on January 1, 2009, liabilities settled for lesser amounts will primarily affect income tax expense in the period of reversal.

The Company files income tax returns, including returns for its subsidiaries with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2006. Currently, the Company is under audit in Virginia, Denmark and the Philippines for tax periods ending December 31, 2010, 2009, 2008, 2007 and 2006.

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

Treasury Stock —In August 2011, the Board approved a stock repurchase program under which the Company may repurchase up to $30 million of Deltek common stock. The Board authorization permits the Company to repurchase stock at times and prices considered appropriate by the Company depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. For the year ended December 31, 2011, shares of common stock repurchased in the open market under this program totaled 1,026,618 and 1,100,000 shares were repurchased in a private transaction with the former principal shareholders of the Company for an aggregate amount repurchased of 2,126,618 shares. The total cost of the shares repurchased was $16.0 million plus a nominal amount of commissions (weighted average price of $7.52 per share including commissions). There was $14.0 million remaining under the stock repurchase program available for future repurchases at December 31, 2011.

The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. The repurchased shares were excluded from the computation of earnings per share. The Company has not retired any shares held in treasury during the year ended December 31, 2011.

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

The following table sets forth the computation of basic and diluted net (loss) income per share (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010	2009
Basic (loss) earnings per share computation:
Net (loss) income attributable to Deltek, Inc. (A)	$(3,390)	$(4,922)	$21,396

Weighted average common shares–basic (B)	65,380,259	64,768,467	56,777,552

Basic net (loss) income per share attributable to Deltek, Inc. (A/B)	$(0.05)	$(0.08)	$0.38

Diluted (loss) earnings per share computation:
Net (loss) income attributable to Deltek, Inc. (A)	$(3,390)	$(4,922)	$21,396

Shares computation:
Weighted average common shares–basic	65,380,259	64,768,467	56,777,552
Effect of dilutive stock options, restricted stock, and ESPP	—	—	818,774

Weighted average common shares–diluted (C)	65,380,259	64,768,467	57,596,326

Diluted net (loss) income per share attributable to Deltek, Inc. (A/C)	$(0.05)	$(0.08)	$0.37

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

For the years ended December 31, 2011 and 2010, outstanding equity awards for common stock of 9,937,879 and 9,828,425 equity awards, respectively, were excluded in the computation of diluted (loss) income per share because their effect would have been anti-dilutive due to the net loss during that year. For the year ended December 31, 2009, outstanding equity awards for common stock of 5,383,001 equity awards, were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive. These excluded equity awards for common stock related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

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

In April 2007, the Company’s Board of Directors (the “Board”) approved the 2007 Plan, which allowed the Company to grant up to 1,840,000 new stock incentive awards or options, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalent rights, performance units, performance shares, performance-based restricted stock, share awards, phantom stock and cash incentive awards. The aggregate number of shares reserved and available for grant and issuance pursuant to the 2007 Plan increases automatically each January 1 in an amount equal to 3% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year, unless otherwise reduced by the Board of Directors. In addition, in August 2010, the Board and shareholders approved the amendment and restatement of the 2007 Plan to, among other things, increase the numbers of shares reserved and available for issuance under the 2007 Plan by 1,140,000 shares. Grants issued under the plan may be from either authorized but unissued shares or issued shares from equity awards which have been forfeited or withheld by the Company upon vesting for payment of the employee’s tax withholding obligations and returned to the plan as shares available for future issuance.

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

Stock options and restricted stock awards are granted at the discretion of the Board of Directors or the Compensation Committee (or its authorized member(s)) and expire either 4 years or 10 years from the date of the grant. Options generally vest over either a two- or four-year vesting period based upon required service conditions. Certain options granted to the Board of Directors vest over one year. No options have vesting provisions tied to performance or market conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method”. At December 31, 2011, there were 1,604,836 equity awards available for future grant. Under the provisions of the 2005 Plan, each option holder was required to execute a stockholders’ agreement prior to being deemed the holder of, or having rights with respect to, any shares of the Company’s common stock. Stockholders who were a party to the stockholders’ agreement are entitled to participate proportionately in an offering of common stock by New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., and Allegheny New Mountain Partners, L.P. (collectively, the “New Mountain Funds”). Stockholders could only sell in conjunction with an offering or sale by New Mountain Funds and not at any other time.

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

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65.8%	80.5%	69.5%
Risk-free interest rate	2.4%	1.3%	2.3%
Expected life (in years)	6.1	3.5	6.2

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP included in the related financial statement line items (in thousands):

	Year Ended December 31,
	2011	2010	2009
Included in cost of revenues:
Cost of perpetual licenses	$17	$10	$—
Cost of subscription and term licenses	255	40	—
Cost of maintenance and support services	1,091	946	661
Cost of consulting services and other revenues	1,531	1,300	2,002

Total included in cost of revenues	2,894	2,296	2,663
Included in operating expenses:
Research and development	2,630	2,775	2,339
Sales and marketing	2,819	2,817	2,054
General and administrative	4,534	4,326	3,515
Restructuring charge	547	—	—

Total included in operating expenses	10,530	9,918	7,908

Total pre-tax compensation expense	$13,424	$12,214	$10,571

Estimated tax benefit	5,209	4,812	4,165

Compensation expense, net of tax	$8,215	$7,402	$6,406

Stock Options

The following table summarizes the activity of all the Company’s stock option plans from January 1, 2009 to December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Aggregrate Intrinsic Value (in thousands)
Options outstanding at January 1, 2009	6,737,859	$9.21
Options granted	159,450	3.93
Options forfeited	(626,374)	11.26
Options exercised	(245,750)	3.61	$376

Options outstanding at December 31, 2009	6,025,185	9.08
Options granted	1,245,000	7.83
Options forfeited	(781,639)	11.94
Options exercised	(274,851)	4.11	$1,043

Options outstanding at December 31, 2010	6,213,695	8.69
Options granted	310,000	7.32
Options forfeited	(507,984)	11.84
Options exercised	(229,024)	4.08	$806

Options outstanding at December 31, 2011	5,786,687	$8.52	$14,507

The weighted average grant date fair value of all options granted was $4.50, $4.29, and $2.51 for the years ended December 31, 2011, 2010 and 2009, respectively, as determined under the Black-Scholes-Merton valuation model. The total cash received for options exercised was approximately $935,000, $1.1 million and $887,000 during 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, total recognized tax benefits from the exercise of stock options were $304,000, $411,000 and $148,000, respectively. The intrinsic value for stock options exercised in the above table is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during 2011, 2010 and 2009 were issued from previously authorized common stock.

Stock option compensation expense for the years ended December 31, 2011, 2010 and 2009 was $4.4 million, $5.6 million and $6.7 million, respectively. As of December 31, 2011, compensation cost related to nonvested stock options not yet recognized in the income statement was $2.5 million and expected to be recognized over an average period of 1.58 years. Option grants that vested during the years ended December 31, 2011, 2010 and 2009 had a combined fair value of $5.7 million, $5.7 million, and $7.9 million, respectively.

The following table summarizes stock option vesting activity for the year ended December 31, 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested stock options as of December 31, 2010	1,993,519	$5.06
Options granted	310,000	4.50
Options forfeited	(128,684)	5.27
Options vested	(1,062,384)	5.39

Nonvested stock options as of December 31, 2011	1,112,451	$4.56

The following table summarizes information regarding stock options exercisable and stock options vested and expected to vest as of December 31, 2011 (in thousands, except share data):

	Stock Options Exercisable	Stock Options Vested and Expected to Vest
Stock options outstanding	4,674,236	5,713,791
Weighted average exercise price	$8.64	$8.54
Aggregate intrinsic value	$12,176	$14,339
Weighted average remaining contractual life (in years)	4.55	4.78

Restricted Stock

During the year ended December 31, 2011 the company issued 2,104,200 shares of restricted stock. The weighted average aggregate grant date fair value was $13.9 million and is recognized as expense on a straight-line basis over the requisite service period of the awards or in a few cases when performance conditions have been satisfied. Restricted stock awards vest over either a two- or four-year vesting period. The Company’s restricted stock awards are accounted for as equity awards. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

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

Restricted stock activity for the period from January 1, 2009 to December 31, 2011 is as follows:

	Number of shares	Weighted Average Fair Value	Weighted Average Remaining Vesting Term (in years)
Nonvested shares as of January 1, 2009	285,650	$6.93	3.60
Granted	1,781,500	6.22
Forfeited	(73,652)	5.05
Vested	(69,836)	6.98

Nonvested shares as of December 31, 2009	1,923,662	6.34	3.13
Granted	2,522,000	8.11
Forfeited	(213,941)	6.89
Vested	(616,991)	5.92

Nonvested shares as of December 31, 2010	3,614,730	7.62	3.19
Granted	2,104,200	6.62
Forfeited	(505,982)	7.64
Vested	(1,061,756)	7.05
Nonvested shares as of December 31, 2011	4,151,192	$7.25	2.73

Shares vested and expected to vest as of December 31, 2011	3,465,546	$7.28

Restricted stock compensation expense for the years ended December 31, 2011, 2010 and 2009 was $8.8 million, $6.3 million, and $1.9 million, respectively. As of December 31, 2011, there was $20.0 million of unrecorded compensation cost for restricted stock not yet recognized in the income statement. The intrinsic value of the restricted stock awards outstanding at December 31, 2011 is $40.8 million calculated as the market value of the Company’s stock on December 31, 2011.

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. For the years ended December 31, 2011, 2010 and 2009 the Company had withheld 342,782, 203,834 and 18,296 shares, respectively, of common stock at a value of $2.4 million, $1.5 million and $123,000, respectively. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

Compensation expense for the ESPP is recognized in accordance with ASC 718. The weighted average assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average fair value	$1.99	$2.28	$3.28
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	67.0%	67.7%	69.1%
Risk-free interest rate	0.09%	0.21%	0.33%
Expected life (in years)	0.45	0.51	0.21

ESPP compensation expense for the years ended December 31, 2011, 2010 and 2009 was $264,000, $273,000 and $1.9 million, respectively. As of December 31, 2011, there was approximately $51,000 of unrecorded compensation cost for the ESPP not yet recognized in the income statement which is expected to be recognized in the first quarter of 2012. The Company recognized $1,000, $23,000 and $80,000 in tax benefits related to the ESPP for the years ended December 31, 2011, 2010 and 2009, respectively. A total of 119,655 shares, 123,283 shares, and 635,855 shares were issued under the plan in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 there were 538,471 shares available under the plan.

15.	RELATED PARTY TRANSACTIONS

New Mountain Capital, L.L.C., our majority shareholder, is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million.

There were no related party transactions with New Mountain Capital, L.L.C. during the year ended December 31, 2011. In connection with the Company’s acquisition of FedSources in March 2011, New Mountain Capital, L.L.C. agreed to waive any transaction fee payable for this transaction.

In connection with the acquisitions of Maconomy in July 2010 and INPUT in October 2010, the Company paid $1.6 million and $1.2 million, respectively, in transaction fees to New Mountain Capital, L.L.C. in the fourth quarter of 2010. In connection with the Company’s amended and extended Credit Agreement in November 2010, New Mountain Capital, L.L.C. agreed to waive any transaction fee payable.

For the year ended December 31, 2009, New Mountain Capital, L.L.C. agreed to waive any transaction fee payable in connection with the amendment of the Company’s Credit Agreement in August 2009. New Mountain Capital, L.L.C. also waived any transaction fee payable in relation to the common stock rights offering in June 2009. Thus, the Company did not incur any transactions fees for the year ended December 31, 2009.

In December 2011, as part of the Company’s stock repurchase program, the Company purchased 1,100,000 shares in a private transaction with the former principal shareholders of the Company for a total cost of $8.6 million.

16.	RESTRUCTURING CHARGE

The following table represents the restructuring liability balance at December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Non-cash reductions	Total Remaining Liability
2009 and 2010 Plans
Severance and benefits	$—	$—	$—	$—	$—
Facilities	749	(18)	(427)	(109)	195

Total 2009 and 2010 Plans	$749	$(18)	$(427)	$(109)	$195

2011 Plans
Q1 2011 Plan
Severance and benefits	$—	$5,561	$(4,768)	$(406)	$387
Facilities	—	3,103	(1,897)	—	1,206

Total Q1 2011 Plan	$—	$8,664	$(6,665)	$(406)	$1,593

Q2 2011 Plan
Severance and benefits	$—	$1,900	$(1,729)	$—	$171
Facilities	—	1,645	(1,645)	—	—

Total Q2 2011 Plan	$—	$3,545	$(3,374)	$—	$171

Total
Severance and benefits	$—	$7,461	$(6,497)	$(406)	$558
Facilities	749	4,730	(3,969)	(109)	1,401

	$749	$12,191	$(10,466)	$(515)	$1,959

2011 Restructuring Activity

During the first and second quarters of 2011, the Company initiated plans to restructure certain of its operations to realign the cost structure and resources and to take advantage of operational efficiencies following the completion of its recent acquisitions. The total estimated restructuring costs for 2011 associated with each plan are estimated to range from $10 million to $11 million for the plan initiated in the first quarter (“Q1 2011 Plan”) and from $3 million to $4 million for the plan initiated in the second quarter (“Q2 2011 Plan”) consisting primarily of employee severance expenses and facilities obligations. The restructuring costs will be recorded in “Restructuring Charge”.

As a result of the Q1 2011 Plan, the Company recorded a restructuring charge of $5.6 million for the year ended December 31, 2011 for severance and benefits costs for the reduction in headcount of approximately 100 employees. As of December 31, 2011, the Company has a remaining severance and benefits liability of $387,000 with respect to this plan, which is reflected in “Accounts Payable and Accrued Expenses” in the consolidated balance sheet.

As part of the Q1 2011 Plan, the Company incurred a restructuring charge of $3.1 million for the year ended December 31, 2011 for the closure of three office locations and the relinquishment of space at two office locations. The remaining facility liability for this plan of $1.2 million as of December 31, 2011 is reflected as “Accounts Payable and Accrued Expenses” in the consolidated balance sheet.

As a result of the Q2 2011 Plan, the Company recorded restructuring charges of $1.9 million for severance and benefits costs for the reduction in headcount of approximately 80 employees for the year ended December 31, 2011. Additionally, the Company incurred a restructuring charge for the year ended December 31,

2011 of $1.6 million for the closure of one office location as a result of an acquisition. As of December 31, 2011, the Company has a remaining severance and benefits liability of $171,000 with respect to this plan, which is reflected in “Accounts Payable and Accrued Expenses” in the consolidated balance sheet.

For the Q1 2011 Plan, liabilities for severance and benefit costs are expected to be paid by the end of the first quarter of 2012 and facility costs are expected to be paid by the end of 2012. The Company expects to incur the remaining estimated expenses of approximately $1.5 million to $2.5 million for the Q1 2011 Plan by the end of 2012.

For the Q2 2011 Plan, liabilities for severance and benefit costs are expected to be fully paid by the end of the first quarter of 2012 and all facility costs have been paid in full as of December 31, 2011. The Company expects to incur the remaining estimated expenses up to $500,000 for the Q2 2011 Plan by the end of 2012.

Any changes to the estimate of executing these restructuring plans will be reflected in the Company’s future results of operations.

2010 Restructuring Activity

During the first and fourth quarters of 2010, the Company implemented restructuring plans to eliminate certain positions in order to realign the cost structure, take advantage of acquisition synergies, and to allow for increased investment in several areas.

As a result of the first quarter plan (“Q1 2010 Plan”), the Company recorded a restructuring charge of $936,000 for the year ended December 31, 2010 for severance and benefits costs for the reduction in headcount of approximately 25 employees. As of December 31, 2010, the severance and benefits liability recorded for the Q1 2010 Plan had been fully paid.

As part of the Q1 2010 Plan, the Company incurred a restructuring charge of $97,000 for the year ended December 31, 2010 for the closure of an office location. This amount was fully paid as of December 31, 2010.

As a result of the fourth quarter plan (“Q4 2010 Plan”) in connection with the Company’s acquisition of Maconomy, the Company consolidated duplicate office facilities into one location. The Company ceased using the duplicate facility in 2010. As a result of these actions, a restructuring charge was recorded for approximately $740,000 for the year ended December 31, 2010 which included an early lease termination charge and a provision to write-down leasehold improvements and furniture and equipment.

At December 31, 2011 the remaining liability for the Q4 2010 Plan is $195,000 which is expected to be paid by the end of the first quarter of 2013. This amount is reflected as “Accounts Payable and Accrued Expenses” of $157,000 and “Other Long-Term Liabilities” of $38,000 in the consolidated balance sheet.

2009 Restructuring Activity

The Company implemented discrete restructuring plans in each quarter of 2009. These restructuring plans were to eliminate certain positions to realign the Company’s cost structure, to create a virtual workforce and to allow for increased investment in its key strategic objectives.

During 2009, the restructuring plans included a reduction of headcount of approximately 100 employees. As a result of these plans, the Company recorded a restructuring charge of $3.1 million for severance and severance-related costs in its consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2010, the severance and benefits liability recorded for the 2009 restructuring activity has been fully paid.

During 2009, the restructuring plans included the consolidation of one office location and the closure of two office locations. As a result of these plans, the Company recorded a restructuring charge of $737,000 for facilities in its consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2009, the Company had a remaining facility liability of $470,000, which has been fully paid as of December 31, 2011.

17.	COMMITMENTS AND CONTINGENCIES

Capital Leases—The Company leases certain office equipment under agreements accounted for as capital leases as well as one of our international subsidiaries financed certain leasehold improvements accounted for as a capital lease. Assets recorded as capital leases in the consolidated balance sheets aggregated $306,000 and $285,000 at December 31, 2011 and 2010, respectively. Accumulated depreciation of assets under capital lease obligations totaled $157,000 and $203,000 at December 31, 2011 and 2010, respectively.

Office Space Leases—The Company leases office space under operating leases, a number of which contain renewal options, early termination clauses and escalation clauses, expiring at various dates through 2022. In the fourth quarter of 2010, the Company entered into a new Corporate headquarters lease for approximately 158,000 square feet of office space at a new location in Herndon, Virginia. The lease term of the new lease for accounting purposes began in May 2011 and expires in August 2022. The lease term on the Company’s former headquarters ended in December 2011. Rent expense was approximately $12.7 million, net of sublease income of $150,000, $8.2 million, net of sublease income of $117,000, and $7.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the future minimum lease payments under operating and capital leases are summarized in the table below as follows (in thousands):

	Operating	Capital
Years Ending December 31,
2012	$10,456	$87
2013	8,841	45
2014	7,985	44
2015	7,812	44
2016	6,913	41
Thereafter	35,289	—

Total	$77,296	$261

Less: Interest		(102)

Present value of minimum lease payments		$159
Less: current maturities		(54)

Non current capital lease obligation		$105

Total future minimum lease payments in the table above have not been reduced by $67,000 of sublease rentals to be received in the future under non-cancelable subleases.

In accordance with ASC 840, Leases, the Company recognizes its rent expense on a straight-line basis over the life of the respective lease arrangement regardless of when the payments are due resulting in a deferred rent liability mainly from escalating base rents. In addition, the Company accounts for leasehold improvements that are funded by landlord incentives or allowances as a leasehold improvement asset amortized over the shorter of the useful life of the asset or the lease term and the incentives are recorded as a deferred rent liability amortized as a reduction to rent expense over the lease term. At December 31, 2011 and 2010, the long term deferred rent liability was $13.5 million and $2.3 million, respectively, and is reflected as “Other Long-Term Liabilities” in the consolidated balance sheets.

Other Matters—The Company is involved in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

At December 31, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued under the Credit Agreement (see Note 9, Debt) by the Company’s banks in favor of third parties. These letters of credit and bank guarantees primarily related to real estate lease obligations and totaled $805,000 at December 31, 2010. These instruments had not been drawn on by third parties at December 31, 2010. At December 31, 2011, the Company had no open standby letters of credit and bank guarantees as those outstanding reached maturity and were not extended.

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

Product Warranty—The Company’s standard license agreements generally include a one-year warranty period for software products that are sold on a perpetual or term basis. The Company provides for the estimated cost of product warranties based on specific warranty claims, if (i) it is probable that a liability exists and (ii) the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

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

For the year end December 31, 2011, approximately 22% of the Company’s perpetual and term license revenues were generated from sales outside of the United States. Approximately 12% and less than 10% of the Company’s perpetual and term license revenues were generated from sales outside of the United States for the years ended December 31, 2010 and 2009, respectively.

For the year end December 31, 2011, approximately 17% of the Company’s total revenues were generated from sales outside of the United States. Approximately 11% and less than 6% of the Company’s total revenues were generated from sales outside of the United States for the years ended December 31, 2010 and 2009, respectively.

No country outside of the United States accounted for 10% or more of the Company’s revenue for the years ended December 31, 2011, 2010 and 2009. No single customer accounted for 10% or more of the Company’s revenue for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011 and 2010, the Company had $51.6 million and $58.0 million, respectively, of long-lived assets held outside of the United States.

19.	SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly supplemental consolidated financial information for 2011 and 2010 are as follows (in thousands, except per share amounts):

	Quarter Ended,
	March 31	June 30	September 30	December 31
2011
Total revenues	$79,978	$87,968	$85,190	$87,405
Gross profit	$49,601	$52,970	$55,342	$58,281
Net (loss) income	$(6,551)	$(2,955)	$3,115	$3,001
Basic (loss) income per share	$(0.10)	$(0.05)	$0.05	$0.05
Shares used in basic per share computation	65,343	65,538	65,613	65,029
Diluted (loss) income per share	$(0.10)	$(0.05)	$0.05	$0.05
Shares used in diluted per share computation	65,343	65,538	66,748	66,567

2010
Total revenues	$63,804	$64,468	$65,232	$86,144
Gross profit	$42,087	$41,007	$41,727	$51,707
Net income (loss) attributable to Deltek, Inc.	$4,166	$2,910	$(4,067)	$(7,931)
Basic income (loss) per share	$0.06	$0.04	$(0.06)	$(0.12)
Shares used in basic per share computation	64,440	64,674	64,874	65,078
Diluted income (loss) per share	$0.06	$0.04	$(0.06)	$(0.12)
Shares used in diluted per share computation	65,717	66,046	64,874	65,078

(a)	No cash dividends have been declared or paid in any period presented.
(b)	The quarters ended March 31, 2011, September 30, 2010 and December 31, 2010 include the impacts for the acquisitions of FedSources, Maconomy and INPUT. These accounting impacts primarily include the amortization of acquired intangibles, deferred revenue fair value adjustments and acquisition-related expenses.

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

2.1	Recapitalization Agreement, effective as of December 23, 2004, by and among New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P., Deltek Systems, Inc., the shareholders of Deltek Systems, Inc. and Kenneth E. deLaski, as shareholders’ representative, as amended March 14, 2005 and April 21, 2005 (incorporated by reference to Exhibits 2.1, 2.2 and 2.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

2.2	Advisory Agreement, dated as of April 22, 2005, between Deltek Systems, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 2.4 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

2.3	Advisory Fee Waiver Letter, dated as of September 26, 2007, between Deltek, Inc. and New Mountain Capital, L.L.C (incorporated by reference to Exhibit 2.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on October 15, 2007)

3.1	Certificate of Incorporation of Deltek, Inc. (incorporated by reference to Exhibit 3.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

3.2	Amended and Restated Bylaws of Deltek, Inc. (incorporated by reference to Exhibit 3.2 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

4.3	Investor Rights Agreement, dated as of April 22, 2005, by and among Deltek Systems, Inc., New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P., Allegheny New Mountain Partners, L.P. and the persons listed on the signature pages thereto, as amended August 10, 2007 (incorporated by reference to Exhibit 4.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 4.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

4.4	Management Rights Letters, dated April 22, 2005, between New Mountain Partners II, L.P. and Deltek Systems, Inc. and between Allegheny New Mountain Partners, L.P. and Deltek Systems, Inc. (incorporated by reference to Exhibits 4.4 and 4.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.1	Shareholders’ Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the deLaski Shareholders and the persons listed on the signature pages thereto (and for purposes of Sections 3.3 and 3.4, New Mountain Partners II, L.P., New Mountain Affiliated Investors II, L.P. and Allegheny New Mountain Partners, L.P.) (incorporated by reference to Exhibit 9.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.2	Form of Joinder Agreement to Shareholders’ Agreement (incorporated by reference to Exhibit 9.2 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.3	Form of Director Shareholder’s Agreement (incorporated by reference to Exhibit 9.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.4	Form of 2005 Optionee Shareholder’s Agreement (incorporated by reference to Exhibit 9.4 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

Exhibit Number	Description of Documents

9.5	Joinder Agreement to the Shareholder’s Agreement between Kevin T. Parker and Deltek Systems, Inc., dated December 29, 2005 (incorporated by reference to Exhibit 9.5 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.6	Amendment No. 1 to Shareholder’s Agreement between Deltek Systems, Inc. and Joseph M. Kampf, dated September 14, 2006 (incorporated by reference to Exhibit 9.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

9.7	Form of 2007 Optionee Shareholder’s Agreement (incorporated by reference to Exhibit 9.7 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

9.8	Form of Amendment to Director Shareholder’s Agreement (incorporated by reference to Exhibit 9.8 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

9.9	Form of Amendment No. 1 to the Shareholder’s Agreement (incorporated by reference to Exhibit 9.9 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.1	Summary of Employee Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on October 15, 2007)

10.2	Amended and Restated 2007 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 27, 2010)

10.3	Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.3 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.4	Deltek, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (333-165099) filed on February 26, 2010)

10.5	Employment Agreement between Kevin T. Parker and Deltek Systems, Inc., dated June 16, 2005, as amended April 7, 2007 (incorporated by reference to Exhibit 10.6 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.68 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.6	Employment Offer Letter between David R. Schwiesow and Deltek Systems, Inc., dated May 8, 2006, as amended May 2, 2007 (incorporated by reference to Exhibit 10.12 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.76 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.7	Employment Offer Letter between Carolyn J. Parent and Deltek Systems, Inc., dated February 8, 2006 (incorporated by reference to Exhibit 10.25 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.8	Employment Offer Letter between Holly C. Kortright and Deltek Systems, Inc., dated September 25, 2006, as amended May 2, 2007 (incorporated by reference to Exhibit 10.29 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007 and Exhibit 10.74 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.9	Form of Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.32 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.10	Form of Director Stock Option Agreement (four-year-vesting) issued under the Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.41 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.11	Form of Amendment to Director Stock Option Agreement (incorporated by reference to Exhibit 10.42 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

Exhibit Number	Description of Documents

10.12	Form of Director Stock Option Agreement issued under the Amended and Restated 2005 Stock Option Plan (one-year vesting) (incorporated by reference to Exhibit 10.43 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.13	Form of Stock Option Agreements for Director (four-year vesting) and Employee issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.84 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.14	Form of Director Stock Option Agreement (one-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.15 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.15	Form of Officer Stock Option Agreement issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.16 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.16	Form of Officer Restricted Stock Agreement (four-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.17 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.17	Form of Officer Restricted Stock Agreement (two-year vesting) issued pursuant to the Deltek, Inc. 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.18 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

10.18	Form of Director Restricted Stock Agreement (one-year vesting) issued pursuant to the Deltek, Inc. Amended and Restated 2007 Stock and Incentive Award Plan (incorporated by reference to Exhibit 4.19 from the Registrant’s Registration Statement on Form S-8 (Commission File Number 333-180031) filed on March 9, 2012)

10.19	Non-Competition Agreement, dated as of February 8, 2006, between Carolyn J. Parent and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.44 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.20	Non-Competition Agreement, dated as of April 22, 2005, between Kenneth E. deLaski and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.45 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.21	Non-Competition Agreement, dated as of April 22, 2005, between Donald deLaski and Deltek Systems, Inc. (incorporated by reference to Exhibit 10.46 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.22	Form of Share Price Adjustment Agreement (incorporated by reference to Exhibit 10.51 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.23	Second Amendment and Restatement Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

10.24	Second Amended and Restated Credit Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

Exhibit Number	Description of Documents

10.25	Amendment No. 1, dated as of November 14, 2011, to the Second Amended and Restated Credit Agreement, dated as of November 3, 2010, by and among Deltek, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 16, 2011)

10.26	Guarantee and Collateral Agreement, dated as of April 22, 2005, among Deltek Systems, Inc., the subsidiaries of Deltek Systems, Inc. signatories thereto and Credit Suisse First Boston, as collateral agent (incorporated by reference to Exhibit 10.59 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.27	Supplement No. 1 to Guarantee and Collateral Agreement, dated as of October 3, 2005, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.60 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.28	Supplement No. 2 to Guarantee and Collateral Agreement, dated as of March 17, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse First Boston as collateral agent (incorporated by reference to Exhibit 10.61 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.29	Supplement No. 3 to Guarantee and Collateral Agreement, dated as of July 24, 2006, among Deltek Systems, Inc., the subsidiary guarantors signatory thereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.62 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.30	Supplement No. 4 to Guarantee and Collateral Agreement, dated as of November 3, 2010, among Deltek, Inc., the subsidiary guarantors signatory thereto and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 10.28 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 16, 2011)

10.31	Subsidiary Trademark Security Agreement, dated as of July 21, 2006 between C/S Solutions, Inc. as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.64 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.32	Subsidiary Trademark Security Agreement, dated as of May 1, 2006 between WST Corporation as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.65 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.33	Subsidiary Trademark Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.66 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.34	Trademark Security Agreement, dated as of November 3, 2010 between Deltek, Inc. and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

10.35	Subsidiary Copyright Security Agreement, dated as of October 14, 2005 between Wind2 Software, Inc., as subsidiary guarantor and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.67 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on May 8, 2007)

10.36	Copyright Security Agreement, dated as of November 3, 2010 between Deltek, Inc., and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 99.4 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on November 8, 2010)

Exhibit Number	Description of Documents

10.37	Employment Letter Agreement between Richard P. Lowrey and Deltek, Inc., dated May 2, 2007 (incorporated by reference to Exhibit 10.70 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.38	Employment Letter Agreement between Carolyn J. Parent and Deltek, Inc., dated May 2, 2007 (incorporated by reference to Exhibit 10.72 from the Registrant’s Registration Statement on Form S-1 (333-142737) filed on August 21, 2007)

10.39	Employment Offer Letter between Garland T. Hall and Deltek, Inc., dated September 18, 2008 (incorporated by reference to Exhibit 10.91 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 13, 2009)

10.40	Transaction Fee Waiver Letter, dated as of April 24, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 10.93 from the Registrant’s Registration Statement on Form S-3 (333-158388) filed on April 30, 2009)

10.41	Letter Agreement, dated as of April 28, 2009, between Deltek, Inc. and New Mountain Capital, L.L.C. (incorporated by reference to Exhibit 10.94 from the Registrant’s Registration Statement on Form S-3 (333-158388) filed on April 30, 2009)

10.42	Employment Letter, dated May 5, 2008 between Deltek, Inc. and Mark Wabschall (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 4, 2009)

10.43	Separation Agreement and Release, dated July 29, 2009 between Deltek, Inc. and Mark Wabschall (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 4, 2009)

10.44	Employment Letter, dated June 27, 2008, between Deltek, Inc. and Michael Krone (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on August 5, 2009)

10.45	Form of Executive Officer Waiver Agreement to Shareholders’ Agreement entered into among Deltek, Inc., New Mountain Capital and each Executive Officer of Deltek, Inc. (incorporated by reference to Exhibit 10.98 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 7, 2009)

10.46	Waiver Letter Agreement, dated August 6, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 10.99 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 7, 2009)

10.47	Donald deLaski Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.48	Executive Officer Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.49	Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 30, 2009)

10.50	Employment Letter, dated August 10, 2009, between Deltek, Inc. and James Dellamore (incorporated by reference to Exhibit 10.105 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 6, 2009)

Exhibit Number	Description of Documents

10.51	Employment Letter, dated September 30, 2009, between Deltek, Inc. and Deborah Fitzgerald (incorporated by reference to Exhibit 10.106 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 6, 2009)

10.52	Employment Letter, dated December 10, 2009, between Deltek, Inc. and Michael Corkery (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 17, 2009)

10.53	Kevin Parker Waiver Letter Agreement, dated December 15, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

10.54	Directors Waiver Letter Agreement, dated December 15, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.2 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

10.55	Amendment dated December 15, 2009, to the Former Employee and other Stockholder Waiver Letter Agreement, dated October 30, 2009, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.3 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on December 15, 2009)

10.56	Employment Letter, dated April 27, 2010, between Deltek, Inc. and Namita Dhallan (incorporated by reference to Exhibit 10.53 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 9, 2010)

10.57	Donald deLaski Waiver Letter Agreement, dated May 21, 2010, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on May 27, 2010)

10.58	Employment Letter, dated August 24, 2010, between Deltek, Inc. and Kevin Iaquinto (incorporated by reference to Exhibit 10.55 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on November 9, 2010)

10.59	Agreement and Plan of Merger dated September 24, 2010 by and among INPUT, Inc., Deltek, Inc. Deltek Holdings, LLC and Peter A. Cunningham, as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on September 30, 2010)

10.60	deLaski Waiver Letter Agreement, dated October 1, 2010, between Deltek, Inc. and New Mountain Capital (incorporated by reference to Exhibit 99.1 from the Registrant’s Current Report on Form 8-K (Commission File Number 001-33772) filed on October 7, 2010)

10.61	Services Agreement dated April 29, 2005, between Hugo Dorph and Maconomy A/S (incorporated by reference to Exhibit 10.59 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 16, 2011)

10.62	Addendem to Services Agreement dated February 24, 2010, between Hugo Dorph and Maconomy A/S (incorporated by reference to Exhibit 10.60 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 16, 2011)

10.63	Secondment Agreement dated December 17, 2010, between Hugo Dorph and Deltek, Inc. (incorporated by reference to Exhibit 10.61 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 16, 2011)

10.64	Employment Letter, dated January 17, 2011, between Deltek, Inc. and Catherine Morales (incorporated by reference to Exhibit 10.62 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 16, 2011)

Exhibit Number	Description of Documents

10.65	Separation and Release Agreement, dated March 30, 2011, between Deltek, Inc. and Carolyn Parent (incorporated by reference to Exhibit 10.63 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on May 5, 2011)

10.66	Separation and Release Agreement, dated April 7, 2011, between Deltek, Inc. and Richard Lowrey (incorporated by reference to Exhibit 10.64 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on May 5, 2011)

10.67	Employment Letter, dated July 11, 2011, between Deltek, Inc. and Tom Mazich (incorporated by reference to Exhibit 10.65 from the Registrant’s Quarterly Report on Form 10-Q (Commission File Number 001-33772) filed on August 9, 2011)

10.68	Separation and Release Agreement, dated February 1, 2011, between Deltek, Inc. and Hugo Dorph **

10.69	Service Agreement dated December 18, 2008, between Claus Thorsgaard and Maconomy A/S **

10.70	Addendum to Service Agreement dated February 24, 2010, between Claus Thorsgaard and Maconomy A/S **

10.71	Secondment Agreement dated December 17, 2010, between Claus Thorsgaard and Deltek, Inc. **

14.1	Deltek, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 from the Registrant’s Annual Report on Form 10-K (Commission File Number 001-33772) filed on March 12, 2010)

21.1	Subsidiaries of Deltek, Inc.**

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm **

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101 **	The following financial statements from Deltek, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Consolidated Financial Statements.

**	Filed herewith
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.