Form 10-Q
period 2012-03-31
DELTEK, INC
filed 2012-05-10
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of April 30, 2012 was 68,671,037 and 100, respectively.

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,629	$35,243
Accounts receivable, net of allowance of $2,000 and $1,714 at March 31, 2012 and December 31, 2011, respectively	57,431	58,899
Deferred income taxes	4,305	5,383
Prepaid expenses and other current assets	12,863	10,760

TOTAL CURRENT ASSETS	110,228	110,285

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $24,551 and $23,515 at March 31, 2012 and December 31, 2011, respectively	27,076	25,620
LONG-TERM DEFERRED INCOME TAXES	11,071	9,653
INTANGIBLE ASSETS, NET	51,537	54,994
GOODWILL	176,475	175,771
OTHER ASSETS	5,807	6,156

TOTAL ASSETS	$382,194	$382,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$70	$528
Accounts payable and accrued expenses	44,413	45,420
Deferred revenues	119,257	104,835
Income taxes payable	392	465

TOTAL CURRENT LIABILITIES	164,132	151,248

LONG-TERM DEBT	152,468	166,894
OTHER TAX LIABILITIES	3,234	3,214
OTHER LONG-TERM LIABILITIES	17,842	18,180

TOTAL LIABILITIES	337,676	339,536
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at March 31, 2012 or December 31, 2011	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; 71,514,478 issued and 68,940,405 outstanding at March 31, 2012 and 70,398,889 issued and 68,272,271 outstanding at December 31, 2011	72	70
Class A common stock, $0.001 par value— authorized, 100 shares; issued and outstanding, 100 shares at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	278,003	273,496
Accumulated deficit	(217,112)	(216,821)
Accumulated other comprehensive income	4,135	2,188
Treasury Stock, at cost—2,574,073 and 2,126,618 shares at March 31, 2012 and December 31, 2011, respectively	(20,580)	(15,990)

TOTAL STOCKHOLDERS’ EQUITY	44,518	42,943

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$382,194	$382,479

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
REVENUES:
Product revenues	$25,055	$21,590
Maintenance and support services	41,227	38,173
Consulting services and other revenues	16,438	20,215

Total revenues	82,720	79,978

COST OF REVENUES:
Cost of product revenues	6,823	5,675
Cost of maintenance and support services	6,227	6,980
Cost of consulting services and other revenues	16,691	17,722

Total cost of revenues	29,741	30,377

GROSS PROFIT	52,979	49,601

OPERATING EXPENSES:
Research and development	15,790	17,561
Sales and marketing	21,226	22,242
General and administrative	12,007	13,659
Restructuring charge	1,525	3,205

Total operating expenses	50,548	56,667

INCOME (LOSS) FROM OPERATIONS	2,431	(7,066)

Interest income	25	33
Interest expense	(2,654)	(2,985)
Other income (expense), net	35	(265)

LOSS BEFORE INCOME TAXES	(163)	(10,283)
Income tax expense (benefit)	128	(3,732)

NET LOSS	$(291)	$(6,551)

LOSS PER SHARE
Basic	$(0.00)	$(0.10)

Diluted	$(0.00)	$(0.10)

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	64,240	65,343

Diluted weighted average shares	64,240	65,343

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net loss	$(291)	$(6,551)
Foreign currency translation adjustments, net of income tax benefit (expense) of $0 and $0, respectively	1,947	3,914

Other comprehensive income	1,947	3,914

Comprehensive income (loss)	$1,656	$(2,637)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(291)	$(6,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for doubtful accounts	579	314
Depreciation and amortization	5,934	6,315
Amortization of debt issuance costs and original issue discount	309	232
Stock-based compensation expense	3,502	3,386
Employee stock purchase plan expense	83	51
Restructuring charge, net	583	2,254
(Gain) Loss on disposal of fixed assets	(3)	12
Other noncash activity	43	74
Deferred income taxes	(596)	(5,097)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,304	3,413
Prepaid expenses and other assets	(1,795)	(3,282)
Accounts payable and accrued expenses	(1,300)	6
Income taxes receivable/payable	332	892
Excess tax benefit from stock awards	(468)	(208)
Other tax liabilities	18	156
Other long-term liabilities	(99)	770
Deferred revenues	14,160	17,833

Net Cash Provided by Operating Activities	22,295	20,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of WMG, Inc., net of cash acquired	(729)	(25,664)
Acquisition of Maconomy A/S	—	(168)
Purchase of property and equipment	(3,094)	(1,841)
Capitalized software development costs	(140)	—

Net Cash Used in Investing Activities	(3,963)	(27,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,537	94
Excess tax benefit from stock awards	468	208
Proceeds from issuance of stock under employee stock purchase plan	474	358
Shares withheld for minimum tax withholding on vested restricted stock awards	(1,391)	(1,050)
Purchase of treasury stock	(4,590)	—
Repayment of debt	(15,021)	(516)

Net Cash Used in Financing Activities	(18,523)	(906)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	577	1,249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	386	(6,760)

CASH AND CASH EQUIVALENTS—Beginning of period	35,243	76,619

CASH AND CASH EQUIVALENTS—End of period	$35,629	$69,859

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity during the current period:
Accrued liability for purchases of property and equipment	$—	$187

Accrued liability for acquisition of businesses	$—	$274

Cash paid during the period for:
Interest	$2,521	$2,743

Income taxes, net	$260	$129

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

									Accumulated Other Comprehensive Income			Total Shareholders’
	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount	Equity
Balance at December 31, 2010	—	$—	68,794,774	$69	100	$—	$261,837	$(213,431)	$2,911	—	$—	$51,386

Net loss	—	—	—	—	—	—	—	(3,390)	—	—	—	(3,390)
Other comprehensive income									(723)			(723)
Issuance of common stock under the employee stock purchase plan	—	—	119,655	—	—	—	745	—	—	—	—	745
Stock options exercised	—	—	229,024	—	—	—	935	—	—	—	—	935
Issuance of restricted stock awards, net of forfeitures of 505,982	—	—	1,598,218	1	—	—	(1)	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	164	—	—	—	—	164
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(1,108)	—	—	—	—	(1,108)
Stock compensation	—	—	—	—	—	—	13,397	—	—	—	—	13,397
Exchange of liability for restricted stock	—	—	—	—	—	—	14	—	—	—	—	14
Reclassification adjustment	—	—	—	—	—	—	(99)	—	—	—	—	(99)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	2,126,618	(15,990)	(15,990)
Shares withheld for minimum tax withholding on
vested restricted stock awards	—	—	(342,782)	—	—	—	(2,388)	—	—	—	—	(2,388)

Balance at December 31, 2011	—	$—	70,398,889	$70	100	$—	$273,496	$(216,821)	$2,188	2,126,618	$(15,990)	$42,943

Net loss	—	—	—	—	—	—		(291)	—	—	—	(291)
Other comprehensive income	—	—	—	—	—	—		—	1,947	—	—	1,947
Issuance of common stock under the employee stock purchase plan	—	—	82,528	—	—	—	474	—	—	—	—	474
Stock options exercised	—	—	247,671	1	—	—	1,536	—	—	—	—	1,537
Issuance of restricted stock awards, net of forfeitures of 65,708	—	—	925,992	1	—	—	(1)	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	468	—	—	—	—	468
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(304)	—	—	—	—	(304)
Stock compensation	—	—	—	—	—	—	3,725	—	—	—	—	3,725
Purchase of treasury stock	—	—	—	—	—	—		—		447,455	(4,590)	(4,590)
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(140,602)	—	—	—	(1,391)	—	—	—	—	(1,391)

Balance at March 31, 2012	—	$—	71,514,478	$72	100	$—	$278,003	$(217,112)	$4,135	2,574,073	$(20,580)	$44,518

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2012

1. ORGANIZATION

Organization

Deltek, Inc. (“Deltek” or the “Company”) is a leading provider of enterprise software and information solutions for government contractors and professional services firms. Deltek’s solutions enable customers to research and identify business opportunities, win new business, optimize resources, streamline operations, and deliver more profitable projects for its customers. Deltek’s solutions provide its customers with actionable insight – providing enhanced visibility and control into business processes and operations and enabling them to succeed in delivering their projects and business goals. The Company is incorporated in Delaware and was founded in 1983.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes otherwise required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, the Company’s results of operations and its cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other periods.

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

Revenue Recognition

The Company’s revenues are generated primarily from four sources: licensing of software products, subscriptions (including access to our information solutions offerings), providing maintenance and support for those products, and providing consulting services related to those products. The Company recognizes revenue in accordance with ASC 985-605, Software-Revenue Recognition, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Where services are essential to the software functionality or the services carry a significant degree of risk or unique acceptance criteria, the Company recognizes the perpetual licenses, term licenses and services revenue together in accordance with ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts (“ASC 605-35”).

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

The Company also sells its software products under term license agreements, including our software-as-a-service (“SaaS”) offerings. Term licenses offer the customer rights to software and related maintenance and support for a specific fixed period of time, usually between 12 and 36 months. In some cases, implementation services are also included in the initial period fee. Hosting services may also be included in the fee. Customers generally prepay for these term licenses, and these prepayments are recorded as deferred revenue and revenue is recognized over the contractual period of the term license.

Subscription revenues, including access to our information solutions offerings, generally provide customers with access to the Company’s Information Solutions products for a fixed period of time, usually one year. Customers generally prepay for these subscription offerings, and these prepayments are recorded as deferred revenue and revenue is recognized over the term of the subscription.

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

The Company’s consulting services consist primarily of implementation services, training, and design services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. Other revenues mainly includes fees collected for the Company’s annual user conference.

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

For sales arrangements where perpetual software licenses are sold together with maintenance and support, consulting, training, or subscription offerings, the Company recognizes revenue using the residual method. The residual accounting method is used since VSOE has not been established for the perpetual license element as it is not typically sold on a standalone basis. Using this method, the Company first allocates revenue to the undelivered elements on the basis of VSOE. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue for the delivered elements, which is usually the perpetual software license component. The Company has established VSOE for standard offerings of maintenance and support and consulting services based on the price charged when these elements are sold on a standalone basis.

In cases where perpetual licenses and other elements are sold in combination with term licenses, all revenue is recognized ratably over the longest period of performance for the undelivered elements once the Company has commenced delivery of all elements. For income statement classification purposes, revenue is allocated based on VSOE for maintenance, training and consulting services. For term licenses, VSOE has not yet been established, and revenue is therefore allocated to the undelivered term license based on the contractually stated renewal rate. Under the residual method, any remaining arrangement fee is allocated to the perpetual software license.

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

Product revenues and Costs of product revenues in the condensed consolidated statements of operations are comprised of the following sources of revenues and their associated costs of revenues (in thousands):

	Three Months Ended March 31,
	2012	2011
PRODUCT REVENUES
Perpetual licenses	$12,968	$14,560
Subscriptions and term licenses	12,087	7,030

Total product revenues	$25,055	$21,590

COST OF PRODUCT REVENUES
Cost of perpetual licenses	$1,332	$1,701
Cost of subscriptions and term licenses	5,491	3,974

Total cost of product revenues	$6,823	$5,675

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosures about fair value measurements. As of March 31, 2012 and December 31, 2011, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, indefinite-lived intangible assets, and long-lived tangible assets including property and equipment (See Note 5, Goodwill and Other Intangible Assets). The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues, royalty rates and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments as Level 3 measurements. At March 31, 2012, the Company did not have any adjustments to nonfinancial assets measured at fair value on a nonrecurring basis.

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money market accounts on a short-term basis, are carried at fair market value. At March 31, 2012, the Company’s cash equivalents were invested in a money market fund that invests primarily in a portfolio of short-term U.S. Treasury securities.

These investments include repurchase agreements collateralized fully by U.S. Treasury securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions, and there are no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at March 31, 2012 consisted of $408,000 in money market investments and $35.2 million in cash. The Company’s cash and cash equivalents at December 31, 2011 consisted of $3.5 million in money market investments and $31.7 million in cash.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active public market for the debt, the Company has determined that the carrying value of its debt, which includes an original issue discount, approximates fair value as a result of the Company’s recent amendment to the Credit Agreement in 2011 at current market rates (See Note 6, Debt). In addition, the debt contains a variable interest rate component, though, based on prevailing market rates at March 31, 2012, the interest rate was fixed due to the interest rate floor in the Company’s credit agreement. The estimated fair value of the Company’s debt at March 31, 2012 and December 31, 2011 was $152.5 million and $167.4 million, respectively. The estimated fair value has been determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, and is classified as Level 2 within the fair value hierarchy.

As of March 31, 2012 and December 31, 2011, the Company had no derivative financial instruments. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance, such as specifying that the concept of highest and best use and the concept of valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. This guidance also prohibits the use of blockage factors and control premiums when measuring fair value.

In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Although the adoption of ASU 2011-04 did not have a material impact, it did change the Company’s disclosures for fair value.

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

The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. ASU 2011-05 does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of ASU 2011-05 applied retrospectively for all periods presented in the financial statements. The Company adopted ASU 2011-05 on January 1, 2012 and elected to present OCI in two consecutive statements. See the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

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

ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company did not early adopt the provisions in ASU 2011-08 and will evaluate the standard when performing its future goodwill impairment tests, which are performed annually as of December 31 of each year.

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

Recent Accounting Pronouncements

During the quarter ended March 31, 2012, there were no other new accounting pronouncements or updates to recently issued accounting pronouncements that would affect the Company’s financial position, results of operations or cash flows.

3. ACQUISITIONS

The Washington Management Group, Inc.

On March 31, 2011, the Company acquired 100% of the outstanding stock of The Washington Management Group, Inc., including its FedSources and FedSources Consulting businesses (collectively, “FedSources”). FedSources offers leading market intelligence and consulting services necessary to identify, qualify, and win government business, as well as comprehensive GSA schedule consulting. The results of FedSources have been included in the Company’s condensed consolidated financial statements since April 1, 2011 and were not material to the overall consolidated results of the Company.

The aggregate purchase price that the Company paid for FedSources is as follows (in thousands):

Amounts
Cash paid	$26,729
Contingent Consideration	600

27,329
Less: Cash acquired	(336)

Total purchase price	$26,993

The contingent consideration of $0.6 million represents the fair value at the date of acquisition of the potential earn out payment of $5.0 million based on an estimate of revenue realization at the end of a five-year period. At March 31, 2012 and December 31, 2011 the fair value of the contingent consideration remained unchanged at $0.6 million, respectively. For the three months ended March 31, 2011, approximately $274,000 was incurred for acquisition-related costs and integration costs, which are included in “General and Administrative” expenses in the condensed consolidated statement of operations. There were no acquisition-related costs and integration costs incurred for the three months ended March 31, 2012.

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

Technology was amortized using an accelerated amortization method over one year and the related amortization expense in the Company’s condensed consolidated statement of operations was included in “Cost of Product Revenues”. The research database is being amortized using an accelerated amortization method over five years and the related amortization expense is included in “Cost of Product Revenues”. The trade names and customer relationships are being amortized using an accelerated amortization method over five to ten years and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.3 years.

The goodwill associated with the transaction is primarily due to the benefits to the Company resulting from the combination with FedSources. The goodwill and identified intangibles recorded in this transaction are deductible for tax purposes.

4. LOSS PER SHARE

Net loss per share is computed under the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic loss per share is computed using net loss and the weighted average number of common shares outstanding. Diluted loss per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, unvested restricted stock and shares from the Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the computation of basic and diluted net loss per share (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Basic loss per share computation:
Net loss (A)	$(291)	$(6,551)

Weighted average common shares–basic (B)	64,240,410	65,342,506

Basic net loss per share (A/B)	$(0.00)	$(0.10)

Diluted loss per share computation:

Net loss (A)	$(291)	$(6,551)

Shares computation:
Weighted average common shares–basic	64,240,410	65,342,506
Effect of dilutive stock options, restricted stock, and ESPP	—	—

Weighted average common shares–diluted (C)	64,240,410	65,342,506

Diluted net loss per share (A/C)	$(0.00)	$(0.10)

For the three months ended March 31, 2012 and 2011, all outstanding common stock equivalents, or 10,176,233 and 10,185,859 equity awards, respectively, were excluded in the computation of diluted loss per share because their effect would have been anti-dilutive due to the net loss during the period. These excluded equity awards for common stock related to potentially dilutive securities associated primarily with stock options and restricted stock awards granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the three months ended March 31, 2012 (in thousands):

Balance as of January 1, 2012	$175,771
Foreign currency translation adjustment	704

Balance as of March 31, 2012	$176,475

The Company performed an annual impairment test for goodwill as of December 31, 2011 and determined that there was no impairment of goodwill, as the Company’s fair value was assessed and it was determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the three months ended March 31, 2012 that indicate that there has been an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of March 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortized Intangible Assets

Customer relationships-maintenance and license	$55,193	$(29,406)	$25,787
Technology	23,530	(17,366)	6,164
Trade names and non-compete	3,280	(1,177)	2,103
Research database	13,340	(3,615)	9,725
Foreign currency translation adjustments	925	(358)	567

Total	$96,268	$(51,922)	$44,346

Unamortized Intangible Assets

Trade names	$6,964	$—	$6,964
In process research & development	105	—	105
Foreign currency translation adjustments	122	—	122

Total	$103,459	$(51,922)	$51,537

	As of December 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortized Intangible Assets

Customer relationships-maintenance and license	$55,476	$(27,562)	$27,914
Technology	23,741	(16,458)	7,283
Trade names and non-compete	3,280	(941)	2,339
Research database	13,340	(3,009)	10,331
Foreign currency translation adjustments	(494)	552	58

Total	$95,343	$(47,418)	$47,925

Unamortized Intangible Assets

Trade names	$7,053	$—	$7,053
In process research & development	107	—	107
Foreign currency translation adjustments	(91)	—	(91)

Total	$102,412	$(47,418)	$54,994

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenues or operating expenses on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Included in cost of revenues:
Cost of product revenues	$1,764	$1,871
Cost of consulting services and other revenues	19	20

Total included in cost of revenues	1,783	1,891
Included in operating expenses	2,362	2,486

Total	$4,145	$4,377

The following table summarizes the estimated future amortization expense for the remaining nine months of 2012 and years thereafter (in thousands):

Years Ending December 31,
2012 (remaining)	$10,623
2013	11,188
2014	8,046
2015	5,422
2016	3,605
Thereafter	5,462

Total	$44,346

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the three months ended March 31, 2012 or 2011.

6. DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”).

In November 2010, the Company amended and extended the Credit Agreement, providing for $230.0 million in borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a secured revolving credit facility of $30.0 million maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding, totaling $146.8 million but excluding approximately $805,000 in letters of credit that remained outstanding after the 2010 amendment, were prepaid in full out of proceeds from the Credit Agreement. The remaining of $48.1 million of proceeds from the 2010 amendment, less debt issuance costs of approximately $5.1 million, were used for general corporate purposes. The amendment resulted in an original issuance debt discount of 1%, or $2.0 million, which will be amortized over the term of the loan using the effective interest method and was included in the $5.1 million of debt issuance costs noted above.

Under the 2010 amendment to the Credit Agreement, for both the term loans and the revolving credit facility, the interest rate for amounts outstanding was equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00% (the “Applicable Percentage”), with a LIBO rate floor of 1.50%. The Applicable Percentage was either 4.00% or 3.75% in the Credit Agreement. Depending on the type of borrowing, interest rates for the term loans prior to the 2010 amendment were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%.

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

The Company pays an annual fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. The Credit Agreement requires the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. In addition, the Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. In the first quarter of 2012, there were no mandatory principal prepayments required under the Credit Agreement.

For the three months ended March 31, 2012, the Company made voluntary prepayments of $15.0 million. The prepayments were applied first against the scheduled debt payments until March 2013, and second, ratably against the next scheduled debt payments in the amortization schedule.

As of March 31, 2012, the outstanding principal amount of the term loans was $154.0 million, with interest at 5.75%. As of December 31, 2011, the outstanding amount of the term loans was $169.0 million with interest at 5.5%. There were no borrowings under the revolving credit facility at March 31, 2012 and December 31, 2011.

The following table summarizes future principal payments on the Credit Agreement as of March 31, 2012 after the voluntary prepayments were made (in thousands):

Principal Payment
2012 (remaining)	$—
2013	1,575
2014	1,575
2015	1,576
2016	149,274

Total principal payments	154,000
Less: unamortized debt discount	(1,462)

Net debt	$152,538

The loans require compliance with certain financial covenants. There were no material modifications to the debt covenants under the Credit Agreement from the 2010 amendment, except that the fixed charge coverage ratio covenant was replaced by a maximum capital annual expenditures covenant under the Credit Agreement. The Company was in compliance with all financial covenants as of March 31, 2012.

All loans under the Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets).

The Credit Agreement also requires the Company to comply with non-financial covenants that restrict or limit certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying any cash dividends. The Company was in compliance with all non-financial covenants as of March 31, 2012.

7. INCOME TAXES

In accordance with ASC 740, Income Taxes (“ASC 740”), the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was (78.7%) and 36.3%, respectively. For the period ending March 31, 2012, the Company’s effective tax rate differs from the tax benefit computed at the U.S. federal statutory income tax rate primarily due to the disallowance of tax benefits associated with foreign loss companies.

The Company’s net deferred tax assets were $15.4 million and $15.0 million as of March 31, 2012 and December 31, 2011. The Company believes it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions in order to obtain tax benefits from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2007. Currently, the Company is under audit in the Philippines for tax periods ended December 31, 2009 and 2008.

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

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP shares (as described below) included in the related financial statement line items (in thousands):

	Three Months Ended March 31,
	2012	2011
Included in cost of revenues:
Cost of consulting services and other revenues	$359	$439
Cost of maintenance and support services	331	272
Cost of product revenues	98	51

Total included in cost of revenues	788	762
Included in operating expenses:
Research and development	592	728
Sales and marketing	739	806
General and administrative	1,466	1,141
Restructuring charge	—	313

Total included in operating expenses	2,797	2,988

Total	$3,585	$3,750

Stock Options

During the three months ended March 31, 2012, options to purchase 125,000 shares of common stock were granted, with a weighted average grant date fair value of $6.12 as determined under the Black-Scholes-Merton valuation model. During the three months ended March 31, 2012, options were exercised at an aggregate intrinsic value of $1.1 million. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Three Months Ended March 31,
	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	69.3%	65.8%
Risk-free interest rate	1.1%	2.4%
Expected life (in years)	6.1	6.1

Stock option compensation expense for the three months ended March 31, 2012 and 2011 was $0.7 million and $1.4 million, respectively. As of March 31, 2012, compensation cost related to unvested stock options not yet recognized in the income statement was $2.3 million and is expected to be recognized over an average period of 2.1 years.

Restricted Stock

During the three months ended March 31, 2012, the Company issued 991,650 shares of restricted stock at a weighted average grant date fair value of $9.90. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

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

Restricted stock compensation expense for the three months ended March 31, 2012 and 2011 was $2.8 million and $2.3 million, respectively. As of March 31, 2012, compensation cost related to unvested shares not yet recognized in the income statement was $25.0 million and is expected to be recognized over an average period of 2.8 years.

Upon each vesting of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the three months ended March 31, 2012, the Company withheld 140,602 shares of common stock at a value of approximately $1.4 million. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

ESPP compensation expense for the three months ended March 31, 2012 and 2011 was $83,000 and $51,000, respectively. During the three months ended March 31, 2012, a total of 82,528 shares were issued under the ESPP and, as of March 31, 2012, there were 455,943 shares available under the ESPP.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C., our majority shareholder, is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the three months ended March 31, 2012 or 2011. In connection with the Company’s acquisition of FedSources in March 2011, New Mountain Capital, L.L.C. agreed to waive any transaction fee payable for this transaction.

10. RESTRUCTURING CHARGES

The following table represents the restructuring liability balance at March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Non-cash reductions	Total Remaining Liability
2010 Plans
Severance and benefits	$—	$—	$—	$—	$—
Facilities	195	—	(39)	—	156

Total 2010 Plans	$195	$—	$(39)	$—	$156

2011 Plans
Q1 2011 Plan
Severance and benefits	$387	$1,473	$(600)	$(140)	$1,120
Facilities	1,206	27	(182)	—	1,051

Total Q1 2011 Plan	$1,593	$1,500	$(782)	$(140)	$2,171

Q2 2011 Plan
Severance and benefits	$171	$(8)	$(127)	$—	$36
Facilities	—	33	(33)	—	—

Total Q2 2011 Plan	$171	$25	$(160)	$—	$36

Total
Severance and benefits	$558	$1,465	$(727)	$(140)	$1,156
Facilities	1,401	60	(254)	—	1,207

	$1,959	$1,525	$(981)	$(140)	$2,363

2012 and 2011 Restructuring Activity

During the first and second quarters of 2011, the Company initiated plans to restructure certain of its operations to realign the cost structure and resources and to take advantage of operational efficiencies following the completion of its acquisitions in 2011 and 2010. The total estimated restructuring costs associated with the 2011 plans are estimated to range from $10 million to $11 million for the plan initiated in the first quarter of 2011 (“Q1 2011 Plan”) and from $3 million to $4 million for the plan initiated in the second quarter of 2011 (“Q2 2011 Plan”) consisting primarily of employee severance expenses and facilities obligations. The restructuring costs will be recorded in “Restructuring Charge” in the Company’s condensed consolidated statement of operations.

As a result of the Q1 2011 Plan, the Company recorded a restructuring charge of $1.5 million for the three months ended March 31, 2012 for severance and benefits costs for the reduction in headcount of approximately 10 employees. In the first quarter of 2011, the Company recorded a restructuring charge for the Q1 2011 Plan of $3.2 million for severance and benefits costs for the reduction in headcount of approximately 60 employees. As of March 31, 2012, the Company has a remaining severance and benefits liability of $1.1 million with respect to this plan, which is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As part of the Q1 2011 Plan, the Company incurred a restructuring charge of $27,000 for the three months ended March 31, 2012 for costs related to office closures in 2011. The remaining facility liability for this plan of $1.1 million as of March 31, 2012 is reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As a result of the Q2 2011 Plan, the Company recorded a restructuring benefit of $8,000 for the three months ended March 31, 2012 for severance and benefits costs resulting from a change in the estimate based on actual costs incurred. As part of the Q2 2011 Plan, the Company incurred a restructuring charge of $33,000 for the three months ended March 31, 2012 for costs related to office closures in 2011. As of March 31, 2012, the Company has a remaining severance and benefits liability of $36,000 with respect to this plan, which is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

For the Q1 2011 Plan, liabilities at March 31, 2012 for severance and benefit costs are expected to be paid by the end of the second quarter of 2012 and facility costs are expected to be paid by the end of 2012. The Company expects to incur the remaining estimated expenses up to $850,000 for the Q1 2011 Plan by the end of 2012.

For the Q2 2011 Plan, liabilities at March 31, 2012 for severance and benefit costs are expected to be fully paid by the end of the second quarter of 2012. The Company expects to incur the remaining estimated expenses up to $450,000 for the Q2 2011 Plan by the end of 2012.

Any changes to the estimate of executing these restructuring plans will be reflected in the Company’s future results of operations.

2010 Restructuring Activities

Facilities

As a result of the fourth quarter plan (“Q4 2010 Plan”) in connection with the Company’s acquisition of Maconomy A/S in July 2010, the Company consolidated duplicate office facilities into one location. The Company ceased using the duplicate facility in October 2010. As a result of these actions, a restructuring charge was recorded for approximately $740,000 in the fourth quarter of 2010 which included an early lease termination charge and a provision to write down leasehold improvements and furniture and equipment.

As of March 31, 2012, the Company has a remaining facility liability for the Q4 2010 Plan of $156,000 relating to the office consolidation, which is expected to be fully paid by the end of the first quarter of 2013. This amount is reflected as “Accounts Payable and Accrued Expenses” in the Company’s condensed consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in claims and legal proceedings arising from normal business operations. The Company does not expect these matters, individually or in the aggregate, to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The Company’s products and services are sold in the United States, and are also sold through direct and indirect sales channels outside the United States.

For the three months ended March 31, 2012 and 2011, approximately 17% and 21%, respectively, of the Company’s total revenues were generated from sales outside of the United States.

No country outside of the United States accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2012 and 2011. No single customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the Company had $51.2 million and $51.6 million, respectively, of long-lived assets held outside of the United States.

13. STOCKHOLDER’S EQUITY

In August 2011, the Board approved a stock repurchase program under which the Company may repurchase up to $30 million of Deltek common stock. The Board authorization permits the Company to repurchase stock at times and prices considered appropriate by the Company depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. During the three months ended March 31, 2012, shares of common stock repurchased in the open market under this program totaled 447,455 at a total cost of $4.6 million plus a nominal amount of commissions (weighted average price of $10.26 per share including commissions). There was $9.4 million remaining under the stock repurchase program available for future repurchases at March 31, 2012.

The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. The repurchased shares were excluded from the computation of earnings per share. The Company has not retired any shares held in treasury during the three months ended March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with, and provides period to period comparisons based on, our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q. In addition, our actual results reported in this Quarterly Report on Form 10-Q may differ immaterially from our unaudited results which we may have publicly disclosed prior to this report.

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

Company Overview

Deltek is a leading provider of enterprise software and information solutions designed and developed specifically for project-focused organizations in the professional services and government contracting markets. Our broad portfolio of software and information solutions are “purpose-built” for businesses that plan, forecast and otherwise manage their business processes based on projects. Our government contracting market consists of large, mid-sized and small government contractors, including aerospace and defense firms and information technology services providers. Our professional services market includes architecture and engineering (“A&E”) and construction firms, legal, accounting, marketing communications, consulting, research and other project-focused services firms. Approximately 15,000 organizations and 2 million users across more than 80 countries around the world utilize Deltek’s solutions to identify new opportunities, win new business, optimize resources, streamline operations, and deliver more profitable projects.

As a leading provider of enterprise software and information solutions, our revenues are principally derived from the sale of enterprise licenses and subscriptions sales for our software offerings and subscriptions for our information solutions. A significant component of our revenue in recent years has been maintenance and support revenue that is related to the products we license on a perpetual basis. We also derive revenue from consulting, training and professional services we provide to assist customers with the implementation and use of our software and solutions or to assist customers with market assessments relating to the sale of products and services to federal, state and local governments.

Since our founding, we have acquired companies and businesses to broaden and complement the products, services and solutions we offer, to expand our customer base and to expand into new geographies and markets. This has allowed us to provide our customers with additional functionality and value that complements the functionality of our legacy products. Our continued success depends on our ability to sell new and additional products and solutions within our existing installed base of customers, sell to new customers in the current markets we serve and sell to new customers in new geographies and markets.

Our total revenues for the three months ended March 31, 2012 increased by $2.7 million to $82.7 million as compared to $80.0 million for the three months ended March 31, 2011. The increase in our total revenue included increases in our product revenues and maintenance and support revenue.

Management Perspective

Our senior management’s approach to decision-making balances our need to achieve short-term financial and operational goals with the equally critical need to invest in our business for future growth. In our review of our financial condition and operating performance, we consider a variety of factors including, but not limited to, the following:

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

In the first quarter of 2012, we recorded a net loss of $0.3 million as compared to a net loss of $6.6 million for the three months ended March 31, 2011. We believe that our improved operating results are a direct result of our concentrated effort to drive new revenue opportunities while at the same time managing operating expenses and achieving the operational synergies we expected from our acquisitions in 2010 and 2011.

Our product revenues consist of revenues derived from licenses of our software applications and subscriptions to our information solutions products. Product revenues increased 16% to $25.1 million for the three months ended March 31, 2012, compared to $21.6 million for the three months ended March 31, 2011. This reflects the successful strategic initiatives we have undertaken over the last two years, including our expansion into new vertical markets and geographies, an expanded solutions portfolio and a shift to add new revenue streams to our business by embracing cloud-based solutions and subscription pricing models.

We generally license our software applications to customers on a perpetual, term or software-as-a-service (“SaaS”) basis. While we expect that our perpetual licenses revenues will continue to account for a significant amount of our product revenues, we have seen positive results from our efforts to increase our sale of software licenses on a term or SaaS basis to meet the varying needs of our broad customer base. Subscription revenues from our information solutions offerings has continued to increase, as our combined information solutions offerings make us uniquely able to deliver solutions across the broad spectrum of government contracting requirements and all facets of these customers’ businesses. Our subscription and term licenses revenue was $12.1 million for the three months ended March 31, 2012, compared to $7.0 million for the three months ended March 31, 2011. Given the diversity in how we license our products to customers, the product revenues we recognize in any particular quarter may no longer be indicative of our overall success in the market, as there may be significant amounts of revenue that we are required to defer to future periods and recognize ratably over the period of performance. See Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 2, Summary of Significant Accounting Policies.

Our maintenance and support services revenue increased 8% for the three months ended March 31, 2012 to $41.2 million as compared to $38.2 million for the three months ended March 31, 2011. We believe our strong maintenance and support services revenue reflects our continued success in providing products and solutions that meet our customers’ needs. We expect revenue from maintenance services to remain a significant source of our total revenue as a result of additional sales of software products and solutions in the future, high customer retention rates and the importance of our solutions to our customers’ operations. Revenue from maintenance and support services may be impacted in future periods as we increase our sale of software solutions on a term or SaaS basis, as the associated maintenance and support for those services are included in the product-related revenue streams.

Our consulting services and other revenues for the three months ended March 31, 2012 decreased by $3.8 million to $16.4 million as compared to $20.2 million for the three months ended March 31, 2011. Our consulting services revenue may decline in future periods as we see an increase in sales of our term and SaaS offerings, which do not require the same level of consulting services as our perpetual license products. In addition, we have also been partnering with systems integrators for certain large implementation opportunities, where the systems integrator typically performs the majority of the implementation work related to the licensing of our products.

As we continue to expand our business and invest in key strategic objectives, we will continue to proactively manage our business to control operating expenses in a way that will allow us to maximize near-term opportunities while maintaining the flexibility needed to achieve our longer-term strategic goals.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
REVENUES:
Product revenues	$25.1	$21.6	$3.5	16
Maintenance and support services	41.2	38.2	3.0	8
Consulting services and other revenues	16.4	20.2	(3.8)	(19)

Total revenues	82.7	80.0	2.7	3

COST OF REVENUES:
Cost of product revenues	6.8	5.7	1.1	20
Cost of maintenance and support services	6.2	7.0	(0.8)	(11)
Cost of consulting services and other revenues	16.7	17.7	(1.0)	(6)

Total cost of revenues	29.7	30.4	(0.7)	(2)

GROSS PROFIT	53.0	49.6	3.4	7

OPERATING EXPENSES:
Research and development	15.8	17.6	(1.8)	(10)
Sales and marketing	21.2	22.2	(1.0)	(5)
General and administrative	12.0	13.7	(1.7)	(12)
Restructuring charge	1.5	3.2	(1.7)	(52)

Total operating expenses	50.5	56.7	(6.2)	(11)

INCOME (LOSS) FROM OPERATIONS	2.5	(7.1)	9.6	(134)

Interest income	—	—	—	—
Interest expense	(2.7)	(3.0)	0.3	(11)
Other income (expense), net	—	(0.2)	0.2	100

LOSS BEFORE INCOME TAXES	(0.2)	(10.3)	10.1	(98)
Income tax expense (benefit)	0.1	(3.7)	3.8	(103)

NET LOSS	$(0.3)	$(6.6)	$6.3	(96)

Revenues

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
REVENUES:
Product revenues
Perpetual licenses	$13.0	$14.6	$(1.6)	(11)
Subscriptions and term licenses	12.1	7.0	5.1	72

Total product revenues	25.1	21.6	3.5	16
Maintenance and support services	41.2	38.2	3.0	8
Consulting services and other revenues	16.4	20.2	(3.8)	(19)

Total revenues	$82.7	$80.0	$2.7	3

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

Our information solutions offerings are fee-based arrangements in which the customer subscribes to market intelligence analysis and business development services delivered through GovWin.com. Our services provide customers access to our information solutions products for a fixed period of time, usually one year, and customers generally prepay for these offerings. We sell our information solutions offerings primarily through our direct sales force. These offerings are sold on a standalone basis and in combination with software applications.

For the three months ended March 31, 2012, our product revenues increased by $3.5 million to $25.1 million, compared to $21.6 million for the three months ended March 31, 2011. The increase in product revenues was driven by the continued demand from our software applications and information solutions, particularly as we expand our offering to include term and SaaS products.

Perpetual Licenses

Perpetual license revenues decreased $1.6 million, or 11%, to $13.0 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was primarily a result of a large transaction with a professional services customer in the first quarter of 2011 that was not replicated in the first quarter of 2012 and a decrease in some of our perpetual license sales of government contracting solutions as we see increased sales of these products under a term or SaaS based model. We experienced strong overall demand for our government contracting and professional services solutions. The addition of other licensing vehicles to our product offerings may also result in the deferral of perpetual license revenue to future periods.

Subscription and Term Licenses

Subscription and term license revenues increased $5.1 million, or 72%, to $12.1 million for the three months ended March 31, 2012, compared to $7.0 million for the three months ended March 31, 2011. The revenue growth was primarily attributable to the growth in our subscription services, mainly from sales of our GovWin IQ products and the purchase accounting effects impacting our 2011 results. We have also seen an increase in the number of software applications sold on a term or SaaS basis, and we expect that this will account for an increasing component of our total revenue in future quarters. Our term or SaaS basis revenue may include revenue associated with licensing, maintenance and consulting services related to those offerings.

Maintenance and Support Services

Our maintenance and support revenues are comprised of fees derived for product support, upgrades and other customer support. We receive fees from new maintenance contracts associated with new software license sales and annual renewals of existing maintenance contracts. These contracts offer our customers the ability to obtain online, telephone and web-based support, as well as unspecified periodic upgrades or enhancements and bug fixes for perpetual software licenses.

Maintenance and support revenues increased $3.0 million, or 8%, to $41.2 million for the three months ended March 31, 2012 as compared to 2011. The increase was due to strong renewal rates and increased installed revenue base. We expect that maintenance and support revenues will continue to be a significant source of revenue throughout 2012, given our high maintenance and support retention rate, our stable base of customers and further sales of perpetual licenses. At the same time, revenue from maintenance and support services may be impacted in future periods as we increase our sale of software solutions on a term or SaaS basis, as the associated maintenance and support for those services are included in the product-related revenue streams.

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

Consulting services and other revenues decreased $3.8 million, or 19%, to $16.4 million for the three months ended March 31, 2012 as compared to 2011. This decrease was largely attributable to a decline in consulting services provided to customers and a decrease in the sale of our solutions offered on a perpetual basis. We may see a decline in our consulting services as we see an increase in our subscription-based revenues for some of our offerings reflecting consulting services provided to software applications licensed on a term, or SaaS basis.

Cost of Revenues

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
COST OF REVENUES:
Cost of product revenues
Cost of perpetual licenses	$1.3	$1.7	$(0.4)	(22)
Cost of subscriptions and term licenses	5.5	4.0	1.5	38

Total cost of product revenues	6.8	5.7	1.1	20
Cost of maintenance and support services	6.2	7.0	(0.8)	(11)
Cost of consulting services and other revenues	16.7	17.7	(1.0)	(6)

Total cost of revenues	$29.7	$30.4	$(0.7)	(2)

Cost of Perpetual Licenses

Our cost of perpetual licenses consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology, and amortization of capitalized software.

Cost of perpetual licenses decreased by $0.4 million, or 22%, to $1.3 million for the three months ended March 31, 2012 as compared to 2011. The decrease was primarily attributable to amortization of $0.2 million for purchased intangible assets and $0.1 million in third-party software royalties resulting from lower sales of products for which a royalty payment would apply.

Cost of Subscription and Term Licenses

Our cost of subscription and term licenses is comprised of compensation expenses, and facility and other expenses incurred in providing subscription services and term licenses, as well as the amortization of acquired intangible assets.

Cost of subscription and term licenses increased by $1.5 million, or 38%, to $5.5 million for the three months ended March 31, 2012 compared to $4.0 million for the three months ended March 31, 2011. The increase was attributable to increased labor and labor-related costs from the growth of our information solutions business including a full quarter of costs associated with the acquisition of The Washington Management Group, Inc., including its FedSources and FedSources Consulting businesses (collectively, “FedSources”).

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of compensation expenses and third-party contractor expenses, as well as facilities and other expenses incurred in providing support to our customers.

Cost of maintenance services was $6.2 million for the three months ended March 31, 2012, a decrease of $0.8 million, or 11%, as compared to 2011. The reduction in costs was attributable to a decrease in labor and labor related benefits, as well as facility expenses from lower headcount year over year and an increase in our use of resources in the Philippines.

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

Cost of consulting services and other revenues was $16.7 million for the three months ended March 31, 2012, a decrease of $1.0 million, or 6%, as compared to 2011. The decrease was primarily due to labor and related benefits of $0.6 million from lower headcount and third-party costs of $0.4 million driven by a decline in consulting services provided to customers.

Operating Expenses

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
OPERATING EXPENSES:
Research and development	$15.8	$17.6	$(1.8)	(10)
Sales and marketing	21.2	22.2	(1.0)	(5)
General and administrative	12.0	13.7	(1.7)	(12)
Restructuring charge	1.5	3.2	(1.7)	(52)

Total operating expenses	$50.5	$56.7	$(6.2)	(11)

Research and Development

Our product development expenses consist primarily of compensation expenses, third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications and information solutions.

Research and development expenses decreased by $1.8 million, or 10%, to $15.8 million for the three months ended March 31, 2012 as compared to 2011. The decrease in research and development expenses was from lower labor and labor-related benefits and other employee-related costs of $0.9 million due to the savings from our restructuring efforts in 2011 and from capitalized software development costs of $0.6 million to support new release development.

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

Sales and marketing expenses decreased $1.0 million, or 5%, to $21.2 million for the three months ended March 31, 2012, as compared to 2011. The decrease resulted mainly from $1.5 million in labor and labor-related benefits, but was offset by higher sales commissions of $0.6 million resulting from sales growth relating primarily to our information solutions products.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate activities, including executive, finance, accounting, legal and human resources. General and administrative costs also include insurance premiums, third-party legal fees, other professional services fees, facilities and other expenses associated with our administrative activities which include acquisition-related costs and New Mountain Capital advisory fees.

General and administrative expenses decreased by $1.7 million, or 12%, to $12.0 million for the three months ended March 31, 2012 as compared to 2011. The decrease resulted from a decline in labor and labor-related benefits and other employee related costs of $0.9 million resulting from lower headcount in the first quarter of 2012 and a $0.7 million decline in acquisition related expenses and related fees.

Restructuring Charge

In 2011, we initiated two plans to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the 2010 and 2011 acquisitions. The total estimated restructuring costs associated with each plan are estimated to range from $10 million to $11 million for the plan initiated in the first quarter of 2011 and $3 million to $4 million for the plan initiated in the second quarter of 2011, consisting primarily of employee severance expenses and facilities obligations.

As a result of this restructuring, we recorded a charge in the first three months of 2012 of $1.5 million for severance and benefits costs for the reduction in headcount of approximately 10 employees. For the three months ended March 31, 2011, we recorded a restructuring charge of $3.2 million for severance and benefits costs for the reduction in headcount of approximately 60 employees. We expect to incur the remaining approximately $1.3 million of expenses pursuant to these restructuring plans through the remaining part of 2012. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations. See Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 10, Restructuring Charges.

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three months ended March 31, 2012, when compared with the three months ended March 31, 2011.

Interest Expense

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Interest expense	$2.7	$3.0	$(0.3)	11

Interest expense decreased $0.3 million to $2.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This was primarily attributed to a decrease in the average debt outstanding of approximately $160.0 million and $197.0 million for the three months ended March 31, 2012, as compared to 2011. The effective interest rate remained relatively flat at 6.6% and 6.1% for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Income tax expense (benefit)	$0.1	$(3.7)	$3.8	(103)

Income tax expense for the three months ended March 31, 2012 increased $3.8 million to a $0.1 million expense compared to a $3.7 million benefit for the three months ended March 31, 2011. As a percentage of pre-tax income, the income tax expense in the current year was (78.7%) and the income tax benefit in the prior year was 36.3% for the three months ended March 31, 2012 and 2011, respectively.

The variation in the customary relationship between income tax benefit and pre-tax accounting loss for the three months ended March 31, 2012 is due primarily to the disallowance of tax benefits associated with certain of our subsidiaries historic pre-tax book income losses.

Credit Agreement

We have maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005.

In November 2010, we amended and extended the Credit Agreement, providing for $230.0 million in aggregate borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a $30.0 million secured revolving credit facility maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding (approximately $146.8 million) were prepaid in full out of proceeds from the new term loans. The remaining proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, were used for general corporate purposes. The amendment resulted in an original issuance debt discount of 1%, or $2.0 million, which, along with the deferred debt issuance costs, will be amortized over the term of the loan using the effective interest method. The original issue debt discount was included in the $5.1 million of debt issuance costs noted above.

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

In November 2011, we further amended the Credit Agreement with respect to certain non-financial covenants. As a result of this amendment, the Applicable Percentage was increased by 25 basis points to 4.25%. We paid approximately $290,000 in fees in connection with this amendment, of which approximately $240,000 will be amortized to interest expense over the remaining term of the Credit Agreement using the effective interest method, with the remaining costs expensed as incurred.

We pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At the time of the 2010 amendment, the Credit Agreement required us to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016 before any prepayments were made. For the three months ended March 31, 2012, we made voluntary prepayments of $15.0 million. The prepayments were applied first against the scheduled debt payments until March 2013, and second, ratably against the next scheduled debt payments in the amortization schedule.

As of March 31, 2012 and December 31, 2011, the outstanding principal amount of the term loans was $154.0 million and $169.0 million, respectively, excluding the reduction of the unamortized debt discount of $1.5 million at March 31, 2012. There were no borrowings outstanding under the revolving credit facility.

All loans under the Credit Agreement are collateralized by substantially all of our assets (including our domestic subsidiaries’ assets) and require us to comply with certain financial covenants. There were no material modifications to our debt covenants under the Credit Agreement from the 2010 amendment, except that the fixed charge coverage ratio covenant was replaced by a maximum annual capital expenditures covenant. Other covenants require us to maintain defined minimum levels of interest coverage and provide for a limitation on our leverage ratio.

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is based on the terms of the Credit Agreement):

		As of March 31, 2012		Most Restrictive
Covenant Requirement	Calculation	Required Level	Actual Level	Required Level

Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	7.14	Greater than 3.00 to 1.00

Capital Expenditure	Fiscal year capital expenditure not to exceed required level	No more than $10.0 million	$3.2 million	$10.0 million in 2012

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.20	2.50 to 1.00 effective January 1, 2014

The Credit Agreement also requires us to comply with non-financial covenants that restrict or limit certain corporate activities by us and our subsidiaries, including our ability to incur additional indebtedness, guarantee obligations, or create liens on our assets, enter into sale and leaseback transactions, engage in mergers or consolidations, or pay any cash dividends.

Based on our current and expected performance, we believe we will continue to satisfy the financial covenants of the Credit Agreement for the foreseeable future.

As of March 31, 2012, we were in compliance with all covenants under the Credit Agreement.

The Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow and from the net proceeds of certain asset sales or equity issuances. We did not make an annual excess cash flow payment in the first quarter of 2012, due to the voluntary prepayments made in 2011. During the first quarter of 2011, we made a scheduled principal payment of $0.5 million. We did not make an annual excess cash flow payment in the first quarter of 2011, due to the permitted acquisitions that occurred during 2010. The Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances so that our leverage ratio (as defined in the Credit Agreement) is less than 3.00, on or before December 31, 2011, or 2.75, if anytime thereafter.

Liquidity and Capital Resources

Overview of Liquidity

Our primary operating cash requirements include the payment of salaries, incentive compensation and related benefits, and other headcount-related costs as well as the costs of office facilities and information technology systems. We fund these requirements through cash collections from our customers for the purchase of our software, subscriptions, consulting services and maintenance services. Amounts due from customers for software licenses, subscriptions and maintenance and support services are generally billed in advance of the contract period.

The cost of our acquisitions has been financed with available cash flow and, to a very limited extent, credit facility borrowings.

Historically, our cash flows have been subject to variability from year-to-year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including $30.0 million of available borrowings under our revolving credit facility at March 31, 2012) will provide sufficient liquidity for us to fund our business and meet our obligations for the next 12 months. Amendments to the Credit Agreement have also provided us with greater financial flexibility by extending our debt repayment requirements over a longer term.

For the three months ended March 31, 2012, we made voluntary prepayments of $15.0 million on the Credit Agreement. The prepayments were applied first against the scheduled debt payments until March 2013, and second, ratably against the next scheduled debt payments in the amortization schedule. We may continue to prepay debt in the future.

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

During the three months ended March 31, 2012, we repurchased 447,455 shares of Deltek common stock, for a total cost of $4.6 million, plus a nominal amount of commissions (weighted average price of $10.26 per share including commissions). The repurchases were funded by cash flows from operations. There was $9.4 million remaining under the stock repurchase program available for future repurchases as of March 31, 2012.

We also believe that our aggregate cash balance of $35.6 million as of March 31, 2012, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), will be sufficient to cover the payments due over the near term under the Credit Agreement.

In the future, however, we may require additional liquidity to fund our operations, debt repayment obligations, strategic investments and acquisitions, and stock repurchases, which could entail raising additional funds or modifying the terms of our Credit Agreement.

Analysis of Cash Flows

As of March 31, 2012 and March 31, 2011, we had cash and cash equivalents totaling $35.6 million and $69.8 million, respectively.

Cash provided by operating activities was $22.3 million and $20.6 million, for the three months ended March 31, 2012 and 2011, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, stock-based compensation expense, and changes in operating assets and liabilities. The increase in cash provided by operating activities in 2012 resulted from a decrease in our net loss of $6.3 million and an increase from deferred income taxes of $4.5 million. This increase was partially offset by a decrease from accounts receivable of $2.1 million and deferred revenue of $3.7 million due to an increase in subscription and term revenue billings and annual maintenance billing in 2012 from a higher revenue base.

Net cash used in investing activities was $4.0 million and $27.7 million for the three months ended March 31, 2012 and 2011, respectively. Investing activities include the acquisition of property and equipment, and net expenditures for business combinations and asset acquisitions. In 2011, we used funds of $25.8 million for business acquisitions, net of cash acquired primarily relating to the FedSources purchase as compared to $0.7 million in 2012. In addition, we used $3.0 million, or $1.3 million more, in 2012 than in 2011 to purchase property and equipment primarily relating to our new headquarter facilities.

Cash used in financing activities was $18.5 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. We used $15.0 million in 2012 for debt repayment and $4.6 million for the purchases of common stock under our stock repurchase program.

Impact of Seasonality

Fluctuations in our quarterly revenues historically reflect, in part, seasonal fluctuations driven by our customers’ procurement cycles for our products. However, as a result of the current economic environment, changes in how we sell our offerings, and the new products that we offer, past seasonality may not be indicative of current or future seasonality.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. ASU 2011-04 amends various fair value guidance, such as specifying that the concept of highest and best use and the concept of valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. This guidance also prohibits the use of blockage factors and control premiums when measuring fair value.

In addition, ASU 2011-04 expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Although the adoption of ASU 2011-04 did not have a material impact, it did change our disclosures for fair value.

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

The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. ASU 2011-05 does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of ASU 2011-05 applied retrospectively for all periods presented in the financial statements. We adopted ASU 2011-05 on January 1, 2012 and elected to present OCI in two consecutive statements. See the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

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

ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount (Step 1). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We did not early adopt the provisions in ASU 2011-08 and will evaluate the standard when performing our future goodwill impairment tests, which are performed annually as of December 31 of each year.

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

Recent Accounting Pronouncements

During the quarter ended March 31, 2012, there were no other new accounting pronouncements or updates to recently issued accounting pronouncements that would affect our financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At March 31, 2012, we had $35.6 million in cash and cash equivalents. Our interest expense associated with our term loans and revolving credit facility can vary with market rates. As of March 31, 2012, we had approximately $154.0 million of the principal amount in debt outstanding, which was effectively set at a fixed rate at March 31, 2012, due to the LIBO rate floor established of 1.5% in the Credit Agreement and the LIBO rate at March 31, 2012 being below the established floor. However, an increase in the LIBO rate above the 1.5% LIBO rate floor subsequent to March 31, 2012 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our possible variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the discussion above.

Based on the investment interest rate and our cash and cash equivalents balance as of March 31, 2012, a hypothetical 1% increase or decrease in interest rates would have an insignificant impact on our earnings and cash flows on an annual basis. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in U.S. Dollars. However, since a growing portion of our operations consists of activities outside of the United States, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona, the Norwegian kroner and the Euro. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during 2011. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net loss by less than $400,000 for the three months ended March 31, 2012. Our net assets at March 31, 2012 would have been impacted by less than $8.1 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic downturns or unfavorable changes in the financial and credit markets in the United States, Europe and broader international markets, including economic recessions, could have an adverse effect on the operations, budgets and overall financial condition of our customers. For instance, the downgrade of the U.S. Government’s credit rating in August 2011 by Standard & Poor’s and any future downgrades of the U.S. Government’s credit rating, regardless of whether a default by the U.S. Government on its debt occurs, could create broader financial turmoil and uncertainty and affect the key sectors in which our customers operate. In addition, the downgrade in the credit ratings of European countries, similar to the downgrades of the French credit rating in January 2012, could create additional financial uncertainty and affect the sectors in which our customers or potential customers operate.

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

In addition, the financial and overall condition of third-party solutions’ providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the three months ended March 31, 2012, resellers accounted for approximately 12% of our perpetual licenses revenue.

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

Changes in the size of the Federal Government’s budget or shifts in budgetary priorities from one fiscal year to another may impact our financial results. The impact, severity and duration of the current U.S. economic situation, the sweeping economic plans adopted by the Federal Government, and pressures on the overall size of the federal budget could adversely affect the total funding and/or funding for individual programs in which our customers participate. Federal Government spending may also be further limited by political and economic pressures related to the current size of the federal deficit and the overall size of the federal debt.

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

Our quarterly and annual operating results fluctuate, and as a result, we may fail to meet or exceed the expectations of securities analysts or our stockholders, and our stock price could decline.

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

As we expand our product offerings and the licensing alternatives for our software solutions, our recognition of product revenues may be deferred to future periods.

As we continue to expand our product offerings to the market, including expanded use of subscription, term and SaaS offerings, we may be required to defer the recognition of revenue from one period to another. This could be the case if, for example:

•	we sell a solution on a term or subscription basis;

•	we sell perpetual licenses in conjunction with subscription offerings and may not be able to separate the recognition of the perpetual license revenue; or

•	we sell perpetual licenses in conjunction with maintenance and other related services and are unable to separate the recognition of perpetual license revenue;

In addition, we may be required to defer the recognition of revenue from one period to another if, for example:

•	the sale of our software solutions include both currently deliverable software products and software products that are under development or require other undeliverable elements;

•	the sale of our software solutions requires services that include significant modifications, customizations or acceptance criteria that could delay product delivery or acceptance;

•	there are identified product-related issues, such as known defects; or

•	the sale of our software solutions involve non-standard payment terms, fixed-price deliverable elements or other contingencies.

Deferral of product revenues may result in timing differences between the completion of a sale and the actual recognition of the revenue related to that sale. In addition we generally recognize commission and other sales-related expenses associated with product revenues over the same period that the related revenue is recognized. As a result, the revenue we recognize in a particular period may not be reflective of our actual success in selling our products and solutions in the market.

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

As of March 31, 2012, we had customers in more than 80 countries, and we have facilities or operations in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands, Belgium, Germany, Dubai, and Australia, in addition to our U.S. operations.

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

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products, and to develop new products. For example, our product development expenses were approximately $15.8 million, or 19% of revenue for the three months ended March 31, 2012 and approximately $17.6 million, or 22% of revenue for the three months ended March 31, 2011. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins that we anticipate. These risks are increased by the expansion of our licensing and delivery vehicles, including term and SaaS offerings through the “cloud”.

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

As of March 31, 2012, we had approximately $154.0 million of outstanding principal amount of the term loans under our existing credit facility at interest rates which are subject to market fluctuation. These term loans mature in November 2016. Our existing credit facility also provides for a $30.0 million revolving credit facility maturing in November 2015. Our indebtedness and related obligations could have important future consequences to us, such as:

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

Our ability to meet our existing debt service obligations will depend on many factors, including prevailing financial and economic conditions, our past performance and our financial and operational outlook. In addition, although we amended our credit facility and have voluntarily prepaid approximately $15.0 million in term loans under our credit facility during the three months ended March 31, 2012, our ability to borrow additional funds or refinance our existing debt if desired or deemed necessary in light of then-existing business conditions could also depend on such factors. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, modify our debt structure, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all. If we are unable to do so, our business could be materially adversely affected.

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

As part of our business strategy, we have acquired, and intend to continue to acquire, complementary businesses, technologies, product lines or services organizations. In July 2010, we completed our acquisition of Maconomy A/S (“Maconomy”), an international provider of software solutions to professional services firms. In 2010 and 2011, we completed our acquisitions of INPUT, Inc. (“INPUT”) and FedSources which added industry-leading opportunity intelligence and business development capabilities to our comprehensive portfolio of government contracting solutions. These acquisitions added approximately 500 employees to our existing employee base and expanded our operations into five new countries—Denmark, Norway, Sweden, Belgium and the Netherlands. We may not realize the anticipated strategic or financial benefits of past or potential future acquisitions due to a variety of factors, including the following:

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

We have acquired several businesses which, in aggregate, have resulted in the recording of goodwill valued at approximately $176.5 million and other acquired intangible assets valued at approximately $51.5 million as of March 31, 2012. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In the past, we have recognized an impairment loss in connection with trade names acquired from prior acquisitions whose carrying amount exceeded its fair value. There can be no assurance that additional charges to operations will not occur in the event of a future impairment. In addition, the decrease in the price of our stock that has occurred from time to time and may occur in the future may also affect whether we experience an impairment in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of the goodwill or intangible assets to their then current estimated fair values. If a writedown were to occur, it could materially adversely impact our results of operations and our stock price.

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

In 2009, the New Mountain Funds waived their right to collect a transaction fee in connection with our stock rights offering and the amendment of our Credit Agreement. Their right to collect transaction fees otherwise remains in effect and continues until the New Mountain Funds cease to beneficially own at least 15% of our outstanding common stock or a change of control of the Company occurs.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 68,671,037 shares outstanding as of April 30, 2012. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information regarding purchases made by Deltek of its common stock:

Repurchase period	Total Number of Shares purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
1/1/12 - 1/31/12	190,900	$10.17	190,900	$12,068,907
2/1/12 - 2/29/12	218,000	$10.31	218,000	$9,822,275
3/1/12 - 3/31/12	38,555	$10.44	38,555	$9,419,719
4/1/12 - 4/30/12	129,918	$10.33	129,918	$8,077,364

Total	577,373	$10.28	577,373

(1)

On August 18, 2011, we announced that our Board had approved a stock repurchase program under which we may repurchase up to $30 million of Deltek common stock. The Board authorization permits us to repurchase stock at times and prices considered appropriate by us depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. As of March 31, 2012, we had repurchased an aggregate of 2,574,073 shares of common stock under this program, which included 1,474,073 shares repurchased in the open market and 1,100,000 shares repurchased in a private transaction.

(2)	The average price paid per share includes a nominal amount paid for commissions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 12, 2010 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: May 10, 2012	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer (Principal Executive Officer)

DELTEK, INC.

Dated: May 10, 2012	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 10, 2012	By:	/s/ MICHAEL L. KRONE
Michael L. Krone
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 12, 2010 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.