Form 10-Q
period 2012-06-30
DELTEK, INC
filed 2012-08-09
CIK 1029299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock, par value $0.001 per share, and Class A common stock, par value $0.001 per share, of the registrant outstanding as of July 31, 2012 was 68,464,867 and 100, respectively.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DELTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,090	$35,243
Accounts receivable, net of allowance of $1,644 and $1,714 at June 30, 2012 and December 31, 2011, respectively	58,280	58,899
Deferred income taxes	6,146	5,383
Prepaid expenses and other current assets	12,031	10,760

TOTAL CURRENT ASSETS	116,547	110,285

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $26,933 and $23,515 at June 30, 2012 and December 31, 2011, respectively	26,769	25,620
LONG-TERM DEFERRED INCOME TAXES	9,951	9,653
INTANGIBLE ASSETS, NET	46,556	54,994
GOODWILL	174,872	175,771
OTHER ASSETS	5,907	6,156

TOTAL ASSETS	$380,602	$382,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$464	$528
Accounts payable and accrued expenses	41,194	45,420
Deferred revenues	120,183	104,835
Income taxes payable	2,409	465

TOTAL CURRENT LIABILITIES	164,250	151,248

LONG-TERM DEBT	152,155	166,894
OTHER TAX LIABILITIES	3,453	3,214
OTHER LONG-TERM LIABILITIES	16,202	18,180

TOTAL LIABILITIES	336,060	339,536
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value—authorized, 5,000,000 shares; none issued or outstanding at June 30, 2012 or December 31, 2011	—	—
Common stock, $0.001 par value—authorized, 200,000,000 shares; 71,321,475 issued and 68,356,977 outstanding at June 30, 2012 and 70,398,889 issued and 68,272,271 outstanding at December 31, 2011	71	70
Class A common stock, $0.001 par value—authorized, 100 shares; issued and outstanding, 100 shares at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	281,538	273,496
Accumulated deficit	(212,872)	(216,821)
Accumulated other comprehensive income	401	2,188
Treasury Stock, at cost—2,964,498 and 2,126,618 shares at June 30, 2012 and December 31, 2011, respectively	(24,596)	(15,990)

TOTAL STOCKHOLDERS ’ EQUITY	44,542	42,943

TOTAL LIABILITIES AND STOCKHOLDERS ’ EQUITY	$380,602	$382,479

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
REVENUES:
Product revenues	$28,440	$24,788	$53,495	$46,378
Maintenance and support services	41,533	39,387	82,760	77,560
Consulting services and other revenues	16,046	23,793	32,484	44,008

Total revenues	86,019	87,968	168,739	167,946

COST OF REVENUES:
Cost of product revenues	6,673	7,002	13,496	12,677
Cost of maintenance and support services	6,073	6,274	12,300	13,254
Cost of consulting services and other revenues	14,964	21,722	31,655	39,444

Total cost of revenues	27,710	34,998	57,451	65,375

GROSS PROFIT	58,309	52,970	111,288	102,571

OPERATING EXPENSES:
Research and development	15,495	15,725	31,285	33,286
Sales and marketing	22,300	22,593	43,526	44,835
General and administrative	11,186	12,898	23,193	26,557
Restructuring charge	528	3,617	2,053	6,822

Total operating expenses	49,509	54,833	100,057	111,500

INCOME (LOSS) FROM OPERATIONS	8,800	(1,863)	11,231	(8,929)
Interest income	45	34	70	67
Interest expense	(2,595)	(2,894)	(5,249)	(5,879)
Other income (expense), net	254	4	289	(261)

INCOME (LOSS) BEFORE INCOME TAXES	6,504	(4,719)	6,341	(15,002)
Income tax expense (benefit)	2,264	(1,764)	2,392	(5,496)

NET INCOME (LOSS)	$4,240	$(2,955)	$3,949	$(9,506)

EARNINGS (LOSS) PER SHARE
Basic	$0.07	$(0.05)	$0.06	$(0.15)

Diluted	$0.06	$(0.05)	$0.06	$(0.15)

COMMON SHARES AND EQUIVALENTS OUTSTANDING
Basic weighted average shares	64,110	65,538	64,175	65,441

Diluted weighted average shares	66,575	65,538	66,576	65,441

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
NET INCOME (LOSS)	$4,240	$(2,955)	$3,949	$(9,506)
Foreign currency translation adjustments, net of income tax benefit (expense) of $0 and $0, respectively	(3,734)	1,517	(1,787)	5,431

Other comprehensive (loss) income	(3,734)	1,517	(1,787)	5,431

COMPREHENSIVE INCOME (LOSS)	$506	$(1,438)	$2,162	$(4,075)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income (loss)	$3,949	$(9,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for doubtful accounts	864	433
Depreciation and amortization	11,560	13,274
Amortization of debt issuance costs and original issue discount	544	508
Stock-based compensation expense	7,084	6,229
Employee stock purchase plan expense	181	115
Restructuring charge, net	486	3,340
(Gain) Loss on disposal of fixed assets	(4)	11
Other noncash activity	(226)	132
Deferred income taxes	(1,717)	(6,530)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(476)	5,922
Prepaid expenses and other assets	(1,382)	(1,678)
Accounts payable and accrued expenses	(3,748)	(1,811)
Income taxes receivable/payable	2,432	765
Excess tax benefit from stock awards	(549)	(246)
Other tax liabilities	238	363
Other long-term liabilities	(383)	2,256
Deferred revenues	15,489	15,817

Net Cash Provided by Operating Activities	34,342	29,394

CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisition of WMG, Inc., net of cash acquired	(729)	(25,664)
Acquisition of Maconomy A/S	—	(168)
Acquisition of assets of S.I.R.A., Inc.	(1,304)	(1,039)
Purchase of property and equipment	(4,545)	(6,477)
Capitalized software development costs	(140)	—

Net Cash Used in Investing Activities	(6,718)	(33,348)

CASH FLOWS FROM FINANCING ACTIVITIES :
Proceeds from exercise of stock options	1,870	337
Excess tax benefit from stock awards	549	246
Proceeds from issuance of stock under employee stock purchase plan	474	358
Shares withheld for minimum tax withholding on vested restricted stock awards	(1,604)	(1,182)
Purchase of treasury stock	(8,606)	—
Repayment of debt	(15,026)	(25,524)

Net Cash Used in Financing Activities	(22,343)	(25,765)

IMPACT OF FOREIGN EXCHANGE RATES ON CASH AND
CASH EQUIVALENTS	(434)	1,558

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,847	(28,161)

CASH AND CASH EQUIVALENTS––Beginning of period	35,243	76,619

CASH AND CASH EQUIVALENTS––End of period	$40,090	$48,458

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activity during the current period:
Accrued liability for purchases of property and equipment	$—	$206

Accrued liability for acquisition of businesses	$—	$791

Cash paid (received) during the period for:
Interest	$4,724	$5,345

Income taxes, net	$1,320	$(274)

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2010	—	$—	68,794,774	$69	100	$—	$261,837	$(213,431)	$2,911	—	$—	$51,386

Net loss	—	—	—	—	—	—	—	(3,390)	—	—	—	(3,390)
Other comprehensive income									(723)			(723)
Issuance of common stock under the employee stock purchase plan	—	—	119,655	—	—	—	745	—	—	—	—	745
Stock options exercised	—	—	229,024	—	—	—	935	—	—	—	—	935
Issuance of restricted stock awards, net of forfeitures of 505,982	—	—	1,598,218	1	—	—	(1)	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	164	—	—	—	—	164
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(1,108)	—	—	—	—	(1,108)
Stock compensation	—	—	—	—	—	—	13,397	—	—	—	—	13,397
Exchange of liability for restricted stock	—	—	—	—	—	—	14	—	—	—	—	14
Reclassification adjustment	—	—	—	—	—	—	(99)	—	—	—	—	(99)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	2,126,618	(15,990)	(15,990)
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(342,782)	—	—	—	(2,388)	—	—	—	—	(2,388)

Balance at December 31, 2011	—	$—	70,398,889	$70	100	$—	$273,496	$(216,821)	$2,188	2,126,618	$(15,990)	$42,943

Net income	—	—	—	—	—	—	—	3,949	—	—	—	3,949
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,787)	—	—	(1,787)
Issuance of common stock under the employee stock purchase plan	—	—	82,528	—	—	—	474	—	—	—	—	474
Stock options exercised	—	—	293,671	—	—	—	1,870	—	—	—	—	1,870
Issuance of restricted stock awards, net of forfeitures of 319,544	—	—	707,106	1	—	—	(1)	—	—	—	—	—
Tax benefit from stock awards	—	—	—	—	—	—	549	—	—	—	—	549
Tax deficiency from other stock awards activity	—	—	—	—	—	—	(550)	—	—	—	—	(550)
Stock compensation	—	—	—	—	—	—	7,304	—	—	—	—	7,304
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	837,880	(8,606)	(8,606)
Shares withheld for minimum tax withholding on vested restricted stock awards	—	—	(160,719)	—	—	—	(1,604)	—	—	—	—	(1,604)

Balance at June 30, 2012	—	$—	71,321,475	$71	100	$—	$281,538	$(212,872)	$401	2,964,498	$(24,596)	$44,542

See accompanying notes to condensed consolidated financial statements.

DELTEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2012

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position, the Company’s results of operations, the Company’s statement of comprehensive income (loss) and its cash flows for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other periods.

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

The Company’s consulting services consist primarily of implementation services, training, and design services. Consulting services are also regularly sold separately from other elements, generally on a time-and-materials basis. Other revenues mainly include fees collected for the Company’s annual user conference.

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

Implementation, installation and other consulting services are generally billed based upon hourly rates, plus reimbursable out-of-pocket expenses and related administrative fees. Revenue on these arrangements is recognized based on hours actually incurred at the contract billing rates, plus out-of-pocket expenses. Implementation, installation and other consulting services revenue under fixed-fee arrangements is generally recognized as the services are performed if the Company has the ability to demonstrate it can reasonably estimate the percentage of completion.

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

For maintenance and support agreements, VSOE is based upon historical renewal rates.

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

Product revenues and Costs of product revenues in the condensed consolidated statements of operations are comprised of the following sources of revenues and their associated costs of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
PRODUCT REVENUES
Perpetual licenses	$15,976	$15,020	$28,944	$29,580
Subscriptions and term licenses	12,464	9,768	24,551	16,798

Total product revenues	$28,440	$24,788	$53,495	$46,378

COST OF PRODUCT REVENUES
Cost of perpetual licenses	$1,701	$1,862	$3,033	$3,563
Cost of subscriptions and term licenses	4,972	5,140	10,463	9,114

Total cost of product revenues	$6,673	$7,002	$13,496	$12,677

Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosures about fair value measurements. As of June 30, 2012 and December 31, 2011, the Company measured its money market funds at fair value based on quoted prices that are equivalent to par value (Level 1). The Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3). At June 30, 2012, the Company re-measured the fair value of the contingent consideration from an acquisition (See Note 3, Acquisitions) resulting in a fair value adjustment of $0.3 million recorded as a reduction to the contingent consideration and a corresponding benefit in the Company’s condensed consolidated statement of operations. The fair value was determined using a valuation method that required a significant degree of management judgment to determine the key assumptions which include projected revenues and appropriate discount rates. As such, the Company classified the fair value adjustment as a Level 3 measurement within the fair value hierarchy.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, indefinite-lived intangible assets, and long-lived tangible assets including property and equipment (See Note 5, Goodwill and Other Intangible Assets). The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions which include projected revenues, royalty rates and appropriate discount rates. As such, the Company classifies nonfinancial assets subjected to nonrecurring fair value adjustments as Level 3 measurements. At June 30, 2012, the Company did not have any adjustments to non-financial assets measured at fair value on a nonrecurring basis.

Financial instruments are defined as cash, evidence of an ownership interest in an entity or contracts that impose an obligation to deliver cash, or other financial instruments to a third party. Cash and cash equivalents, which are primarily cash and funds held in money market accounts on a short-term basis, are carried at fair market value. At June 30, 2012, the Company’s cash equivalents were invested in a money market fund that invests primarily in a portfolio of short-term U.S. Treasury securities.

The money market fund investments include repurchase agreements collateralized fully by U.S. Treasury securities. As a result, the risk of non-performance of the money market fund is very low. The investments have a net asset value equal to $1.00 with no withdrawal restrictions, and there are no investments in auction rate securities. In addition, the money market fund has not experienced a decline in value and its net asset value has historically not dropped below $1.00. The Company’s cash and cash equivalents at June 30, 2012 consisted of $6.4 million in money market investments and $33.7 million in cash. The Company’s cash and cash equivalents at December 31, 2011 consisted of $3.5 million in money market investments and $31.7 million in cash.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity term of these instruments. The carrying value of the Company’s debt is reported in the financial statements at cost. Although there is no active public market for the debt, the Company has determined that the carrying value of its debt, which includes an original issue discount, approximates fair value based on an analysis of interest rates in effect at the time of our 2011 amendment to the Credit Agreement (defined below), current market interest rates and limited private trading of the debt. In addition, the debt contains a variable interest rate component, although, based on prevailing market rates at June 30, 2012 and at the time of our 2011 amendment to the Credit Agreement, the interest rate was fixed due to the interest rate floor under the terms of the Company’s Credit Agreement. The estimated fair value of the Company’s debt at June 30, 2012 and December 31, 2011 was $152.6 million and $167.4 million, respectively. The estimated fair value has been determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, and is classified as Level 2 within the fair value hierarchy.

As of June 30, 2012 and December 31, 2011, the Company had no derivative financial instruments. The Company’s policy with respect to derivative financial instruments is to record them at fair value with changes in value recognized in earnings during the period of change.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The guidance clarifies how a principal market is determined, amends the application of the concepts of “highest and best use” and “valuation premise” to apply only to the fair value measurements of nonfinancial assets and extends the prohibition on blockage factors and control premiums to all three levels of the fair value hierarchy.

ASU 2011-04 also expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Although the adoption of ASU 2011-04 did not have a material impact, it did change the Company’s disclosures for fair value.

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

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers indefinitely the guidance in ASU 2011-05 prescribing that reclassification adjustments from OCI to be measured and presented by income statement line item in net income and also in other comprehensive income. Companies will continue to comply with the existing requirements for presenting reclassification adjustments in either OCI or disclosing the reclassification adjustments in the footnotes to the financial statements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact it will have on its consolidated financial statements.

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

The contingent consideration of $0.6 million represents the fair value at the date of acquisition of the potential earn-out payment of $5.0 million based on an estimate of revenue realization at the end of a five-year period. At June 30, 2012 and December 31, 2011, the fair value of the contingent consideration was $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2011, approximately $274,000 was incurred for acquisition-related costs and integration costs, respectively, which are included in “General and Administrative” expenses in the condensed consolidated statement of operations. There were no acquisition-related costs and integration costs incurred for the three and six months ended June 30, 2012.

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

The components and the useful lives of the intangible assets listed in the above table as of the acquisition date, including subsequent adjustments, are as follows (in thousands):

	Amount	Life
Technology	$690	1 year
Trade names	740	5, 10 years
Research database	1,400	5 years
Customer relationships	3,050	10 years

Total intangible assets	$5,880

Technology was amortized using an accelerated amortization method over one year, and the related amortization expense in the Company’s condensed consolidated statement of operations was included in “Cost of Product Revenues”. The research database is being amortized using an accelerated amortization method over five years, and the related amortization expense is included in “Cost of Product Revenues”. The trade names and customer relationships are being amortized using an accelerated amortization method over five or 10 years, and the related amortization expense is included in “Sales and Marketing” expense. The weighted average useful life of the intangible assets is estimated at 7.3 years.

The goodwill associated with the transaction is primarily due to the benefits to the Company resulting from the combination with FedSources. The goodwill and identified intangibles recorded in this transaction are deductible for tax purposes.

4. EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is computed under the provisions of ASC 260, Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed using net earnings (loss) and the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, unvested restricted stock and shares from the Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the computation of basic and diluted net earnings (loss) per share (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings (loss) per share computation:
Net earnings (loss) (A)	$4,240	$(2,955)	$3,949	$(9,506)

Weighted average common shares–basic (B)	64,110,358	65,537,693	64,175,384	65,440,638

Basic net earnings (loss) per share (A/B)	$0.07	$(0.05)	$0.06	$(0.15)

Diluted earning (loss) per share computation:
Net earning (loss) (A)	$4,240	$(2,955)	$3,949	$(9,506)

Shares computation:
Weighted average common shares–basic	64,110,358	65,537,693	64,175,384	65,440,638
Effect of dilutive stock options, restricted stock, and ESPP	2,464,666	—	2,400,968	—

Weighted average common shares–diluted (C)	66,575,024	65,537,693	66,576,352	65,440,638

Diluted net earnings (loss) per share (A/C)	$0.06	$(0.05)	$0.06	$(0.15)

For the three and six months ended June 30, 2012, outstanding equity awards for common stock equivalents, or 1,945,921 and 2,050,921 of equity awards, respectively, were excluded in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. For the three and six months ended June 30, 2011, all outstanding common stock equivalents, or 9,900,148 equity awards, were excluded in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive due to the net loss during the prior period. These excluded equity awards for common stock related to potentially dilutive securities associated primarily with stock options and restricted stock awards granted by the Company pursuant to its equity plans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table represents the balance and changes in goodwill for the six months ended June 30, 2012 (in thousands):

Balance as of January 1, 2012	$175,771
Foreign currency translation adjustment	(899)

Balance as of June 30, 2012	$174,872

The Company performed an annual impairment test for goodwill as of December 31, 2011 and determined that there was no impairment of goodwill, as the Company’s fair value was assessed and it was determined the fair value exceeded the carrying value. There have been no events or changes in circumstances that have occurred during the six months ended June 30, 2012 that would indicate that there has been an impairment of goodwill.

Other Intangible Assets

The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in thousands):

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships-maintenance and license	$55,193	$(31,493)	$23,700
Technology	23,530	(18,296)	5,234
Trade names and non-compete	3,280	(1,397)	1,883
Research database	13,340	(4,196)	9,144
Foreign currency translation adjustments	(680)	366	(314)

Total amortized intangible assets	$94,663	$(55,016)	$39,647
Unamortized Intangible Assets
Trade names	$6,964	$—	$6,964
In process research & development	105	—	105
Foreign currency translation adjustments	(160)	—	(160)

Total unamortized intangible assets	$6,909	—	6,909

Total Intangible Assets	$101,572	$(55,016)	$46,556

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships-maintenance and license	$55,476	$(27,562)	$27,914
Technology	23,741	(16,458)	7,283
Trade names and non-compete	3,280	(941)	2,339
Research database	13,340	(3,009)	10,331
Foreign currency translation adjustments	(494)	552	58

Total amortized intangible assets	$95,343	$(47,418)	$47,925
Unamortized Intangible Assets
Trade names	$7,053	$—	$7,053
In process research & development	107	—	107
Foreign currency translation adjustments	(91)	—	(91)

Total unamortized intangible assets	$7,069	$—	7,069

Total Intangible Assets	$102,412	$(47,418)	$54,994

Amortization expense related to intangible assets acquired in business combinations is allocated to cost of revenues or operating expenses on the statements of operations based on the revenue stream to which the asset contributes. The following table summarizes amortization expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Included in cost of revenues:
Cost of product revenues	$1,512	$2,141	$3,276	$4,013
Cost of consulting services and other revenues	—	19	19	39

Total included in cost of revenues	1,512	2,160	3,295	4,052
Included in operating expenses	2,307	2,737	4,669	5,223

Total	$3,819	$4,897	$7,964	$9,275

The following table summarizes the estimated future amortization expense for the remaining six months of 2012 and years thereafter (in thousands):

Years Ending December 31,
2012 (remaining)	$6,614
2013	10,946
2014	7,878
2015	5,320
2016	3,541
2017	2,440
Thereafter	2,908

Total	$39,647

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There were no impairment charges for the six months ended June 30, 2012 or 2011.

6. DEBT

The Company maintains a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”).

In November 2010, the Company amended and extended the Credit Agreement, providing for $230.0 million in borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a secured revolving credit facility of $30.0 million maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding, totaling $146.8 million, but excluding approximately $805,000 in letters of credit that remained outstanding after the 2010 amendment, were prepaid in full out of proceeds from the Credit Agreement. The remaining $48.1 million of proceeds from the 2010 amendment, less debt issuance costs of approximately $5.1 million, were used for general corporate purposes. The amendment resulted in an original issuance debt discount of 1.00%, or $2.0 million, which is being amortized over the term of the loan using the effective interest method and was included in the $5.1 million of debt issuance costs noted above.

Under the 2010 amendment to the Credit Agreement, for both the term loans and the revolving credit facility, the interest rate for amounts outstanding was equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00% (the “Applicable Percentage”), with a LIBO rate floor of 1.50%. The Applicable Percentage was either 4.00% or 3.75% based on financial performance criteria set forth in the Credit Agreement. Depending on the type of borrowing, interest rates for the term loans prior to the 2010 amendment were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%.

In November 2011, the Company further amended the Credit Agreement with respect to certain non-financial covenants. As a result of this amendment, the Applicable Percentage for both the term loans and the revolving credit facility was increased by 25 basis points to either 4.00% or 4.25%. The Company paid approximately $290,000 in fees in connection with this amendment of which approximately $240,000 is being amortized to interest expense over the remaining term of the modified Credit Agreement using the effective interest method, with the remaining costs expensed as incurred.

The Company pays an annual fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. Prior to any prepayments made (see below), the Credit Agreement required the Company to make principal payments of $0.5 million per quarter through September 2016, with the remaining balance due in November 2016. In addition, the Credit Agreement continues to require mandatory prepayments of the term loans from annual excess cash flow, as defined in the Credit Agreement, and from the net proceeds of certain asset sales or equity issuances. In the first half of 2012, there were no mandatory principal prepayments required under the Credit Agreement.

For the six months ended June 30, 2012, the Company made voluntary prepayments of $15.0 million to reduce amounts outstanding under the Credit Agreement. The prepayments were applied first against the scheduled debt payments until March 2013, and second, ratably against the next scheduled debt payments in the amortization schedule.

As of June 30, 2012, the outstanding principal amount of the term loans was $154.0 million, with interest at 5.50%. As of December 31, 2011, the outstanding amount of the term loans was $169.0 million with interest at 5.50%. There were no borrowings under the revolving credit facility at June 30, 2012 and December 31, 2011.

The following table summarizes future principal payments on the Credit Agreement as of June 30, 2012 after the voluntary prepayments were made (in thousands):

Principal Payment
2012 (remaining)	$—
2013	1,575
2014	1,575
2015	1,576
2016	149,274

Total principal payments	154,000
Less: unamortized debt discount	(1,381)

Net debt	$152,619

All loans under the Credit Agreement are collateralized by substantially all of the Company’s assets (including the Company’s domestic subsidiaries’ assets).

The loans require compliance with certain financial covenants. There were no material modifications to the debt covenants under the Credit Agreement from the 2010 amendment, except that the fixed charge coverage ratio covenant was replaced by a maximum annual capital expenditures covenant under the Credit Agreement.

The Credit Agreement also requires the Company to comply with other covenants that restrict or limit certain corporate activities, including incurring additional indebtedness, guaranteeing obligations, creating liens on assets, entering into sale and leaseback transactions, engaging in certain mergers or consolidations, or paying any cash dividends.

The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2012.

7. INCOME TAXES

In accordance with ASC 740, Income Taxes (“ASC 740”), the income tax provision for interim periods is based on the estimated annual effective tax rate for the full fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates are refined. The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 37.7% and 36.6%, respectively. The Company’s effective tax rate differs from the tax benefit computed at the U.S. federal statutory income tax rate primarily due to the disallowance of tax benefits associated with foreign loss companies.

The Company’s net deferred tax assets were $16.1 and $15.0 million as of June 30, 2012 and December 31, 2011, respectively. The Company believes it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions in order to obtain tax benefits from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination for the years before 2007. Currently, the Company is under audit in the Philippines for tax periods ending December 31, 2009 and 2008.

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

The following table presents the stock-based compensation expense for stock options, restricted stock and ESPP shares (as described below) included in the related financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Included in cost of revenues:
Cost of consulting services and other revenues	$364	$242	$723	$681
Cost of maintenance and support services	360	259	691	531
Cost of product revenues	105	46	203	97

Total included in cost of revenues	829	547	1,617	1,309
Included in operating expenses:
Research and development	593	637	1,185	1,365
Sales and marketing	745	719	1,484	1,525
General and administrative	1,513	1,004	2,979	2,145
Restructuring charge	—	234	—	547

Total included in operating expenses	2,851	2,594	5,648	5,582

Total	$3,680	$3,141	$7,265	$6,891

Stock Options

During the six months ended June 30, 2012, options to purchase 125,000 shares of common stock were granted, with a weighted average grant date fair value of $6.12 as determined under the Black-Scholes-Merton valuation model. During the six months ended June 30, 2012, options were exercised at an aggregate intrinsic value of $1.2 million. The intrinsic value for stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. The stock options exercised during the period were issued from previously authorized common stock.

The weighted average assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

	Six Months Ended June 30,
	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	69.3%	65.8%
Risk-free interest rate	1.1%	2.4%
Expected life (in years)	6.1	6.1

Stock option compensation expense for the three months ended June 30, 2012 and 2011 was $0.7 million and $1.1 million, respectively. Stock option compensation expense for the six months ended June 30, 2012 and 2011 was $1.4 million and $2.5 million, respectively. As of June 30, 2012, compensation cost related to unvested stock options not yet recognized in the income statement was $1.7 million and is expected to be recognized over an average period of 2.3 years.

Restricted Stock

During the six months ended June 30, 2012, the Company issued 1,026,650 shares of restricted stock at a weighted average grant date fair value of $9.92. The grant date fair value is based on the closing price of the Company’s common stock on the date of grant.

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

Restricted stock compensation expense for the three months ended June 30, 2012 and 2011 was $2.9 million and $2.0 million, respectively. Restricted stock compensation expense for the six months ended June 30, 2012 and 2011 was $5.7 million and $4.3 million, respectively. As of June 30, 2012, compensation cost related to unvested shares not yet recognized in the income statement was $21.7 million and is expected to be recognized over an average period of 2.7 years.

Upon each vesting of the restricted stock awards, employees are subject to minimum tax withholding obligations. The 2007 Plan allows the Company, at the employee’s election, to withhold a sufficient number of shares due to the employee to satisfy the employee’s minimum tax withholding obligations. During the six months ended June 30, 2012, the Company withheld 160,719 shares of common stock at a value of approximately $1.6 million. Pursuant to the terms of the 2007 Plan, the shares withheld were returned to the 2007 Plan reserve for future issuance and, accordingly, the Company’s issued and outstanding common stock and additional paid-in capital were reduced to reflect this adjustment.

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

ESPP compensation expense for the three months ended June 30, 2012 and 2011 was $98,000 and $64,000, respectively. ESPP compensation expense for the six months ended June 30, 2012 and 2011 was $181,000 and $115,000, respectively. During the six months ended June 30, 2012, a total of 82,528 shares were issued under the ESPP and, as of June 30, 2012, there were 455,943 shares available under the ESPP.

9. RELATED-PARTY TRANSACTIONS

New Mountain Capital, L.L.C., our majority shareholder, is entitled to receive transaction fees equal to 2% of the transaction value of each significant transaction directly or indirectly involving the Company or any of its controlled affiliates, including, but not limited to, acquisitions, dispositions, mergers, or other similar transactions, debt, equity or other financing transactions, public or private offerings of the Company’s securities and joint ventures, partnerships and minority investments. Transaction fees are payable upon the consummation of a significant transaction. No fee is payable for a transaction with a value of less than $25.0 million. There were no related party transactions during the six months ended June 30, 2012 or 2011. In connection with the Company’s acquisition of FedSources in March 2011, New Mountain Capital, L.L.C. agreed to waive any transaction fee payable for this transaction.

10. RESTRUCTURING CHARGES

The following table represents the restructuring liability balance at June 30, 2012 (in thousands):

	Six Months Ended June 30, 2012
	Beginning Balance	Charges and Adjustments to Charges	Cash Payments	Non-cash Reductions	Total Remaining Liability
2010 Plans
Severance and benefits	$—	$—	$—	$—	$—
Facilities	195	—	(79)	—	116

Total 2010 Plans	$195	$—	$(79)	$—	$116

2011 Plans
Q1 2011 Plan
Severance and benefits	$387	$2,030	$(1,913)	$(27)	$477
Facilities	1,206	27	(529)	—	704

Total Q1 2011 Plan	$1,593	$2,057	$(2,442)	$(27)	$1,181

Q2 2011 Plan
Severance and benefits	$171	$(37)	$(127)	$—	$7
Facilities	—	33	(33)	—	—

Total Q2 2011 Plan	$171	$(4)	$(160)	$—	$7

Total
Severance and benefits	$558	$1,993	$(2,040)	$(27)	$484
Facilities	1,401	60	(641)	—	820

	$1,959	$2,053	$(2,681)	$(27)	$1,304

2012 and 2011 Restructuring Activity

During the first and second quarters of 2011, the Company initiated plans to restructure certain of its operations to realign its cost structure and resources and to take advantage of operational efficiencies following the completion of its acquisitions in 2011 and 2010. The total restructuring costs associated with the 2011 plans were estimated to range from $10 million to $11 million for the plan initiated in the first quarter of 2011 (“Q1 2011 Plan”), and from $3 million to $4 million for the plan initiated in the second quarter of 2011 (“Q2 2011 Plan”), consisting primarily of employee severance expenses and facilities obligations. The restructuring costs are being recorded in “Restructuring Charge” in the Company’s condensed consolidated statement of operations.

As a result of the Q1 2011 Plan, the Company recorded a restructuring charge in the first and second quarters of 2012 of $1.5 million and $528,000, respectively, for severance and benefits costs for the reduction in headcount of approximately 10 employees in each quarter. In the first and second quarters of 2011, the Company recorded a restructuring charge for the Q1 2011 Plan of $3.2 million and $2.3 million, respectively, for severance and benefits costs for the reduction in headcount of approximately 60 and 30 employees, respectively. As of June 30, 2012, the Company has a remaining severance and benefits liability of $477,000 with respect to this plan, which is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As part of the Q1 2011 Plan, the Company incurred a restructuring charge of $27,000 in the first quarter of 2012 for costs related to office closures in 2011. In the second quarter of 2011, the Company incurred a restructuring charge of $507,000 with respect to this plan for the closure of one office location and the relinquishment of space at one office location. The remaining facility liability for this plan of $704,000 as of June 30, 2012 is reflected as “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

As a result of the Q2 2011 Plan, the Company recorded a restructuring benefit in the first and second quarters of 2012 of $(8,000) and $(29,000), respectively, for severance and benefits costs resulting from a change in the estimate based on actual costs incurred. As part of the Q2 2011 Plan, the Company incurred a restructuring charge of $831,000 in the second quarter of 2011 for severance and benefits costs for the reduction in headcount of approximately 45 employees. Additionally as part of the Q2 2011 Plan, the Company incurred a restructuring charge in the first quarter of 2012 of $33,000 for costs related to office closures in 2011. As of June 30, 2012, the Company has a remaining severance and benefits liability of $7,000 with respect to this plan, which is reflected in “Accounts Payable and Accrued Expenses” in the condensed consolidated balance sheet.

For the Q1 2011 Plan, liabilities at June 30, 2012 for severance and benefit costs are expected to be fully paid by the end of the third quarter of 2012 and facility costs are expected to be paid by the end of 2012. The Company expects to incur the remaining estimated expenses up to $300,000 for the Q1 2011 Plan by the end of 2012.

For the Q2 2011 Plan, liabilities at June 30, 2012 for severance and benefit costs are expected to be fully paid by the end of the third quarter of 2012. The Company expects to incur the remaining estimated expenses up to $500,000 for the Q2 2011 Plan by the end of 2012.

Any changes to the estimate of executing these restructuring plans will be reflected in the Company’s future results of operations.

2010 Restructuring Activities

Facilities

As a result of the fourth quarter plan (“Q4 2010 Plan”) in connection with the Company’s acquisition of Maconomy A/S in July 2010, the Company consolidated duplicate office facilities into one location. The Company ceased using the duplicate facility in October 2010. As a result of these actions, a restructuring charge was recorded for approximately $740,000 in the fourth quarter of 2010, which included an early lease termination charge and a provision to write down leasehold improvements and furniture and equipment.

As of June 30, 2012, the Company has a remaining facility liability for the Q4 2010 Plan of $116,000 relating to this office consolidation, which is expected to be fully paid by the end of the first quarter of 2013. This amount is reflected as “Accounts Payable and Accrued Expenses” in the Company’s condensed consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in claims and legal proceedings incidental to the ordinary conduct of its business operations. With respect to pending legal proceedings, we are currently unable to estimate the reasonably possible loss, if any, or range of loss, if any. As any particular proceeding develops, we may be able to estimate a reasonably possible loss or range of loss for the matter. Our evaluation of our loss contingencies involves subjective assessments, assumptions and judgments, and actual losses incurred in future periods may differ significantly from our estimates (if any). Accordingly, although any estimate or any adverse resolution may occur and negatively affect our consolidated financial statements in the relevant fiscal period of resolution, based upon information currently available to the Company we are not currently involved in any legal proceeding in which the outcome is likely to have a material adverse effect on our business or financial position in our view. The results of any legal proceeding, however, cannot be predicted with certainty.

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

For the three and six months ended June 30, 2012, approximately 17% and 17%, respectively, of the Company’s total revenues were generated from sales outside of the United States. For the three and six months ended June 30, 2011, approximately 18% and 20%, respectively, of the Company’s total revenues were generated from sales outside of the United States.

No country outside of the United States accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2012 and 2011. No single customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, the Company had $57.5 million and $51.6 million, respectively, of long-lived assets held outside of the United States.

13. STOCKHOLDER’S EQUITY

Treasury Stock—In August 2011, the Board approved a stock repurchase program that is designed to comply with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under which the Company may repurchase up to $30.0 million of Deltek common stock. The Board authorization permits the Company to repurchase stock at times and prices considered appropriate by the Company depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. During the six months ended June 30, 2012, shares of common stock repurchased in the open market under this program totaled 837,880 at a total cost of $8.6 million plus a nominal amount of commissions (weighted average price of $10.27 per share including commissions). There was $5.4 million remaining under the stock repurchase program available for future repurchases at June 30, 2012.

The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method. The repurchased shares were excluded from the computation of earnings per share. The Company has not retired any shares held in treasury during the six months ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with, and provides period to period comparisons based on, our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with (and as an update to) the more comprehensive Annual Report on Form 10-K for the year ended December 31, 2011. In addition, our actual results reported in this Quarterly Report on Form 10-Q may differ immaterially from our unaudited results which we may have publicly disclosed prior to this report.

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

Our total revenue for the three months ended June 30, 2012 was $86.0 million, as compared to $88.0 million for the three months ended June 30, 2011. Our revenue for the three months ended June 30, 2011 included $3.5 million related to our annual user conference, which will be held in the fourth quarter this year. Our total revenue for the three months ended June 30, 2012 otherwise reflected increases in product-related revenue and maintenance and support revenue as compared to the three months ended June 30, 2011.

Management Perspective

Our senior management’s approach to decision-making balances our need to achieve short-term financial and operational goals with the equally critical need to invest in our business for future growth. In our review of our financial condition and operating performance, we consider a variety of factors including, but not limited to, the following:

•	our expectations for the individual components of our revenues (product-related revenue, maintenance and support revenue, and consulting revenue);

•	our ability to successfully penetrate new horizontal and vertical markets and broaden our geographic reach;

•	the extent to which we can sell new products, services and solutions to existing customers and sell upgrades to applications from legacy products in our current portfolio;

•	effective management of expenses and cost containment initiatives;

•	our ability to expand our products, services and solutions and our geographic reach through strategic acquisitions;

•	our win rate against competitors;

•	our cash flow from operations; and

•	the long-term success of our development and partnering efforts.

Each of the factors may be evaluated individually or collectively by our senior management team in evaluating our performance as we balance our short-term quarterly objectives and our longer-term strategic goals and objectives.

For the three months ended June 30, 2012, we recorded net income of $4.2 million as compared to a net loss of $3.0 million for the three months ended June 30, 2011. We believe that our improved operating results are a continuing result of our concentrated effort to drive new revenue opportunities while at the same time managing operating expenses and aligning our resources to achieve the operational synergies we expected from our acquisitions in 2010 and 2011.

Our product revenues consist of revenues derived from the licensing of our software applications and subscriptions to our information solutions products. Product revenues increased 15% to $28.4 million for the three months ended June 30, 2012, compared to $24.8 million for the three months ended June 30, 2011. This reflects the successful strategic initiatives we have undertaken over the last two years, expanding into new markets, broadening our solutions portfolio and offering cloud-based solutions and subscription pricing models.

We license our software applications to customers on a perpetual, term or software-as-a-service (“SaaS”) basis. While we expect that our perpetual license revenues will continue to account for a significant amount of our product revenues, we have seen positive results from our efforts to increase our sale of software licenses on a term or SaaS basis to meet the varying needs of our broad customer base.

Subscription revenues from our information solutions offerings have continued to increase, as our combined information solutions offerings make us uniquely able to deliver solutions across the broad spectrum of government contracting requirements and all facets of these customers’ businesses. Our subscription and term licenses revenue was $12.5 million for the three months ended June 30, 2012, compared to $9.8 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, 44% of our product revenues consisted of revenue associated with subscriptions and term licenses, as compared to 39% for the three months ended June 30, 2011.

Given the various ways in which we license our products to customers, the product revenues we recognize in any particular quarter may be less significant as an indicator of our overall success in the market, as there may be significant amounts of revenue that we are required to defer to future periods and recognize ratably over the period of performance. See Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 2, Summary of Significant Accounting Policies.

Our maintenance and support services revenue increased 5.0% for the three months ended June 30, 2012 to $41.6 million as compared to $39.4 million for the three months ended June 30, 2011. We believe our strong maintenance and support services revenue reflects our continuing success in providing products and solutions that meet our customers’ current and future needs. We expect revenue from maintenance services to remain a significant source of our total revenue as a result of additional sales of software products and solutions in the future, high customer retention rates and the importance of our solutions to our customers’ operations. Growth in revenue from maintenance services may be impacted by our increased sales of our solutions offered on a SaaS or term basis, since the revenue for those sales includes associated maintenance services.

Our consulting services and other revenues for the three months ended June 30, 2012 was $16.0 million as compared to $23.8 million for the three months ended June 30, 2011. A significant portion of the decrease in revenue is the result of moving our annual user conference and associated revenue to the fourth quarter of 2012. Historically, that event took place in the second quarter. In addition, consulting services revenue decreased due to fewer customer implementations and an increase in sales of our solutions offered on a SaaS or term basis.

Our consulting services revenue may decline in future periods as we see a continued increase in sales of our term and SaaS offerings, where related services are recognized as subscription and term revenues and do not require the same level of consulting services as our perpetual license products. We have also been expanding our partnerships with systems integrators for certain large implementation opportunities, where the systems integrator typically performs the majority of the work related to the implementation of our products.

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

For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Income Taxes;

•	Allowances for Doubtful Accounts Receivable;

•	Valuation of Purchased Intangible Assets and Acquired Deferred Revenue; and

•	Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill.

Results of Operations

The following table sets forth our statements of operations including dollar and percentage of change from the prior periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES :
Product revenues	$28.4	$24.8	$3.6	15	$53.5	$46.4	$7.1	15
Maintenance and support services	41.6	39.4	2.2	5	82.8	77.6	5.2	7
Consulting services and other revenues	16.0	23.8	(7.8)	(33)	32.4	44.0	(11.6)	(26)

Total revenues	86.0	88.0	(2.0)	(2)	168.7	168.0	0.7	0

COST OF REVENUES :
Cost of product revenues	6.7	7.0	(0.3)	(5)	13.5	12.7	0.8	6
Cost of maintenance and support services	6.1	6.3	(0.2)	(3)	12.3	13.3	(1.0)	(7)
Cost of consulting services and other revenues	14.9	21.7	(6.8)	(31)	31.6	39.4	(7.8)	(20)

Total cost of revenues	27.7	35.0	(7.3)	(21)	57.4	65.4	(8.0)	(12)

GROSS PROFIT	58.3	53.0	5.3	10	111.3	102.6	8.7	8

OPERATING EXPENSES :
Research and development	15.5	15.8	(0.3)	(1)	31.3	33.3	(2.0)	(6)
Sales and marketing	22.3	22.6	(0.3)	(1)	43.5	44.8	(1.3)	(3)
General and administrative	11.2	12.9	(1.7)	(13)	23.2	26.6	(3.4)	(13)
Restructuring charge	0.5	3.6	(3.1)	(85)	2.1	6.8	(4.7)	(70)

Total operating expenses	49.5	54.9	(5.4)	(10)	100.1	111.5	(11.4)	(10)

INCOME (LOSS) FROM OPERATIONS	8.8	(1.9)	10.7	(573)	11.2	(8.9)	20.1	(226)
Interest income	—	—	—	—	—	0.1	(0.1)	(100)
Interest expense	(2.6)	(2.9)	0.3	(10)	(5.2)	(5.9)	0.7	(11)
Other income (expense), net	0.3	—	0.3	100	0.3	(0.3)	0.6	(210)

LOSS BEFORE INCOME TAXES	6.5	(4.8)	11.3	(238)	6.3	(15.0)	21.3	(142)
Income tax expense (benefit)	2.3	(1.8)	4.1	(228)	2.4	(5.5)	7.9	(144)

NET LOSS	$4.2	$(3.0)	$7.2	(243)	$3.9	$(9.5)	$13.4	(142)

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(dollars in millions)				(dollars in millions)
REVENUES :
Product revenues
Perpetual licenses	$15.9	$15.0	$0.9	6	$28.9	$29.6	$(0.7)	(2)
Subscriptions and term licenses	12.5	9.8	2.7	28	24.6	16.8	7.8	46

Total product revenues	28.4	24.8	3.6	15	53.5	46.4	7.1	15
Maintenance and support services	41.6	39.4	2.2	5	82.8	77.6	5.2	7
Consulting services and other revenues	16.0	23.8	(7.8)	(33)	32.4	44.0	(11.6)	(26)

Total revenues	$86.0	$88.0	$(2.0)	(2)	$168.7	$168.0	$0.7	0

Product Revenues

Our product revenues are derived from software applications and information solutions.

We sell our software applications to end-user customers mainly through our direct sales force, as well as indirectly through our network of alliance partners and resellers. The timing of the sales cycle for our products varies significantly in length based upon a variety of factors, including the size of the customer, the product being sold and whether the customer is a new or existing customer. While price is an important consideration, we primarily compete on product features, functionality and the needs of our customers within our served markets.

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

For the three months ended June 30, 2012, our product revenues increased by $3.6 million to $28.4 million, compared to $24.8 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, our product revenues increased by $7.1 million to $53.5 million, compared to $46.4 million for the six months ended June 30, 2011. Our product revenues during these periods reflect continued demand for our solutions offered on a perpetual basis as well as our success in offering our solutions on a SaaS or term basis.

Perpetual Licenses

Perpetual license revenues increased $0.9 million, or 6%, to $15.9 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase was primarily due to the increased sale of our government contracting software solutions.

Perpetual license revenues decreased $0.7 million, or 2%, to $28.9 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease was primarily a result of two large transactions with professional services customers in the first six months of 2011 that were not replicated in 2012.

As we experience strong overall demand for our government contracting and professional services solutions, the addition of other licensing vehicles to our product offerings may result in the deferral of perpetual license revenue to future periods.

Subscription and Term Licenses

Subscription and term license revenues increased $2.7 million, or 28%, to $12.5 million for the three months ended June 30, 2012, compared to $9.8 million for the three months ended June 30, 2011 and increased $7.8 million, or 46%, to $24.6 million for the six months ended June 30, 2012, compared to $16.8 million for the six months ended June 30, 2011. The revenue growth was primarily attributable to the growth in new sales and renewals of our GovWin IQ products, acquisition of The Washington Management Group, Inc., including its FedSources business (collectively, “FedSources”) that was acquired in March 2011, and the purchase accounting effects of the acquisitions we made in 2010 and 2011 impacting our 2011 results. In addition, term license revenue grew year-over-year as a result of our success in selling our software applications on a term or SaaS basis.

We expect the term and SaaS offerings to account for an increasing component of our total revenue in future quarters. Our term or SaaS basis revenue may include revenue associated with licensing, maintenance and consulting services related to those offerings.

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

Maintenance and support revenues increased $2.2 million, or 5%, to $41.6 million for the three months ended June 30, 2012 as compared to 2011 and increased $5.2 million, or 7%, to $82.8 million for the six months ended June 30, 2012 as compared to 2011. The increase in both time periods was due to strong renewal rates and increased installed revenue base. We expect that maintenance and support revenues will continue to be a significant source of revenue throughout 2012, given our high maintenance and support retention rate, our stable base of customers and further sales of our solutions offered on a perpetual basis. At the same time, revenue from maintenance and support services may be impacted in future periods as we increase our sale of software solutions offered on a term or SaaS basis, as the associated maintenance and support for those services are included in the product-related revenue streams.

Consulting and Other Revenues

Our consulting services revenues are generated from software implementation and related project management, as well as training, education and other consulting services associated with our software applications and information solutions and have typically been provided on a time-and-materials basis. Our other revenues consist primarily of fees collected for our annual user conference.

Consulting services and other revenues decreased $7.8 million, or 33%, to $16.0 million for the three months ended June 30, 2012 as compared to 2011 and decreased $11.6 million, or 26%, to $32.4 million for the six months ended June 30, 2012 as compared to 2011. The decreases reflect our annual user conference taking place in the fourth quarter this year, as described above, and is also attributable to a decline in consulting services from fewer customer implementations provided to our customers on solutions offered on a perpetual basis and expanded partnerships with system integrators. We may continue to see a decline in our consulting services as we see an increase in our subscription-based revenues for some of our offerings reflecting consulting services provided to software applications licensed on a term or SaaS basis.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(dollars in millions)				(dollars in millions)
COST OF REVENUES :
Cost of product revenues
Cost of perpetual licenses	$1.7	$1.9	$(0.2)	(9)	$3.0	$3.6	$(0.6)	(15)
Cost of subscriptions and term licenses	5.0	5.1	(0.1)	(3)	10.5	9.1	1.4	15

Total cost of product revenues	6.7	7.0	(0.3)	(5)	13.5	12.7	0.8	6
Cost of maintenance and support services	6.1	6.3	(0.2)	(3)	12.3	13.3	(1.0)	(7)
Cost of consulting services and other revenues	14.9	21.7	(6.8)	(31)	31.6	39.4	(7.8)	(20)

Total cost of revenues	$27.7	$35.0	$(7.3)	(21)	$57.4	$65.4	$(8.0)	(12)

Cost of Perpetual Licenses

Our cost of perpetual licenses consists of third-party software royalties, costs of product fulfillment, amortization of acquired technology, and amortization of capitalized software.

Cost of perpetual licenses decreased by $0.2 million, or 9%, to $1.7 million for the three months ended June 30, 2012 as compared to 2011 and decreased by $0.6 million, or 15%, to $3.0 million for the six months ended June 30, 2012 as compared to 2011. The decreases were primarily attributable to amortization for purchased intangible assets.

Cost of Subscription and Term Licenses

Our cost of subscription and term licenses is comprised of compensation expenses, and facility and other expenses incurred in providing subscription services and term licenses, as well as the amortization of acquired intangible assets.

Cost of subscription and term licenses decreased by $0.1 million, or 3%, to $5.0 million for the three months ended June 30, 2012 as compared to $5.1 million for the three months ended June 30, 2011. The decrease was attributable to a decrease in labor and labor-related costs from synergies related to our subscription-based offerings offset by an increase in costs related to the expansion of our SaaS and term license offerings.

Cost of subscription and term licenses increased by $1.4 million, or 15%, to $10.5 million for the six months ended June 30, 2012 as compared to $9.1 million for the six months ended June 30, 2011. The increase was attributable to increased labor and labor-related costs from our information solutions business including additional head count costs associated with FedSources that was acquired in March 2011.

Cost of Maintenance and Support Services

Our cost of maintenance and support services is primarily comprised of compensation expenses and third-party contractor expenses, as well as facility and other expenses incurred in providing support to our customers.

Cost of maintenance services was $6.1 million for the three months ended June 30, 2012, a decrease of $0.2 million, or 3%, as compared to 2011. The reduction in costs was attributable to lower facility expenses from lower headcount year-over-year and an increase in our use of lower-cost resources in the Philippines.

Cost of maintenance services was $12.3 million for the six months ended June 30, 2012, a decrease of $1.0 million, or 7%, as compared to 2011. The reduction in costs was attributable to a decrease in labor and other employee-related costs from lower headcount year-over-year and an increase in our use of lower-cost resources in the Philippines.

Cost of Consulting Services and Other Revenues

Our cost of consulting services is comprised of the compensation expenses for services-related employees as well as third-party contractor expenses, travel and reimbursable expenses and classroom rentals. Cost of consulting services also includes an allocation of our facility and other costs incurred for providing implementation, training and other consulting services to our customers. Our cost of other revenues primarily includes costs associated with our annual user conference.

Cost of consulting services and other revenues was $14.9 million for the three months ended June 30, 2012, a decrease of $6.8 million, or 31%, as compared to 2011. Cost of consulting services and other revenues was $31.6 million for the six months ended June 30, 2012, a decrease of $7.8 million, or 20%, as compared to 2011. The decreases were partially due to $4.2 million of expenses that were reflected in our results for the three and six months ended June 30, 2011, but were not replicated in the three and six months ended June 30, 2012, because our annual user conference is being held in the fourth quarter this year. In addition, labor and related benefits declined from lower headcount driven by a decline in consulting services provided to customers.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(dollars in millions)				(dollars in millions)
OPERATING EXPENSES:
Research and development	$15.5	$15.8	$(0.3)	(1)	$31.3	$33.3	$(2.0)	(6)
Sales and Marketing	22.3	22.6	(0.3)	(1)	43.5	44.8	(1.3)	(3)
General and administrative	11.2	12.9	(1.7)	(13)	23.2	26.6	(3.4)	(13)
Restructuring charge	0.5	3.6	(3.1)	(85)	2.1	6.8	(4.7)	(70)

Total operating expenses	$49.5	$54.9	$(5.4)	(10)	$100.1	$111.5	$(11.4)	(10)

Research and Development

Our product development expenses consist primarily of compensation expenses, third-party contractor expenses, and other expenses associated with the design, development and testing of our software applications and information solutions.

Research and development expenses decreased by $0.3 million, or 1%, to $15.5 million for the three months ended June 30, 2012 as compared to 2011. The decrease in research and development expenses was a result of lower facility and travel related expense, but was largely offset by an increase in labor and labor-related benefits and third party costs to support new product development.

Research and development expenses decreased by $2.0 million, or 6%, to $31.3 million for the six months ended June 30, 2012 as compared to 2011. The decrease was primarily due to capitalized software development costs and lower facility related expenses.

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

Sales and marketing expenses decreased $0.3 million, or 1%, to $22.3 million for the three months ended June 30, 2012, as compared to 2011 and decreased by $1.3 million, or 3%, to $43.5 million for the six months ended June 30, 2012, as compared to 2011. The decrease resulted mainly from a decrease in labor and labor-related benefits and lower amortization of acquired intangible assets. The decline in costs offset by an increase in sales commissions resulting from sales growth relating primarily to our information solutions products and SaaS and term software application offerings.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for general corporate activities, including executive, finance, accounting, legal and human resources. General and administrative costs also include insurance premiums, third-party legal fees, other professional services fees, facility and other expenses associated with our administrative activities which include acquisition-related costs and New Mountain Capital advisory fees.

General and administrative expenses decreased by $1.7 million, or 13%, to $11.2 million for the three months ended June 30, 2012 as compared to 2011 and decreased by $3.4 million, or 13%, to $23.2 million for the six months ended June 30, 2012 as compared to 2011. The decreases resulted from a decline in labor and labor-related benefits and other employee-related costs from lower headcount and lower acquisition-related expenses and related fees.

Restructuring Charge

In 2011, we initiated two plans to restructure our operations in certain areas to realign the cost structure and resources and to take advantage of operational efficiencies following the 2010 and 2011 acquisitions. The total restructuring costs associated with each plan were estimated to range from $10 million to $11 million for the plan initiated in the first quarter of 2011 and $3 million to $4 million for the plan initiated in the second quarter of 2011, consisting primarily of employee severance expenses and facilities obligations.

As a result of this restructuring, we recorded a charge in the first six months of 2012 of $2.1 million for severance and benefits costs for the reduction in headcount of approximately 20 employees. For the six months ended June 30, 2011, we recorded a restructuring charge of $6.3 million for severance and benefits costs for the reduction in headcount of approximately 135 employees and $0.5 million for facility costs related to office closures. We expect to incur the remaining approximately $0.8 million of expenses pursuant to these restructuring plans through the remainder of 2012. Any changes to the estimate of executing this restructuring plan will be reflected in our future results of operations. See Item 1 – Financial Statements (unaudited) – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 10, Restructuring Charges.

Interest Income

Interest income reflects interest earned on our invested cash balances. Interest income remained relatively flat during the three and six months ended June 30, 2012, when compared with the three and six months ended June 30, 2011.

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(dollars in millions)				(dollars in millions)
Interest expense	$2.6	$2.9	$(0.3)	(10)	$5.2	$5.9	$(0.7)	(11)

Interest expense decreased $0.3 million to $2.6 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This was primarily attributed to a decrease in the average debt outstanding from approximately $184.7 million for the three months ended June 30, 2011 to $152.6 million for the three months ended June 30, 2012. The effective interest rate remained relatively flat at 6.8% and 6.3% for the three months ended June 30, 2012 and 2011, respectively.

Interest expense decreased $0.7 million to $5.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This was primarily attributed to a decrease in the average debt outstanding of approximately $160.0 million and $184.9 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The effective interest rate remained relatively flat at 6.6% and 6.3% for the six months ended June 30, 2012 and 2011, respectively.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
	(dollars in millions)				(dollars in millions)
Income tax expense (benefit)	$2.3	$(1.8)	$4.1	(228)	$2.4	$(5.5)	$7.9	(144)

Income tax expense for the three months ended June 30, 2012 increased $4.1 million to a $2.3 million expense compared to $1.8 million benefit for the three months ended June 30, 2011. As a percentage of pre-tax income, income tax expense was 34.8% and 37.4% for the three months ended June 30, 2012 and 2011, respectively.

The effective tax rate for the three months ended June 30, 2012 is lower than the statutory federal rate of 35% primarily due to the recognition of a discrete income tax benefit from the release of $0.2 million of valuation allowances in the period.

Income tax expense for the six months ended June 30, 2012 increased $7.9 million to a $2.4 million expense compared to $5.5 million benefit for the six months ended June 30, 2011. As a percentage of pre-tax income, income tax expense was 37.7% and 36.6% for the six months ended June 30, 2012 and 2011, respectively. The income tax expense for 2012 is higher than the income tax expense for 2011 due primarily to the increase in pre-tax income for the period.

During the three months ended June 30, 2012, the Company established an additional liability of approximately $0.2 million associated with certain deductible expenses, tax credits and associated interest on prior period ASC 740-10 adjustments.

Credit Agreement

We have maintained a credit agreement with a syndicate of lenders led by Credit Suisse (the “Credit Agreement”) since 2005.

In November 2010, we amended and extended the Credit Agreement, providing for $230.0 million in aggregate borrowings, consisting of $200.0 million in secured term loans maturing in November 2016 and a $30.0 million secured revolving credit facility maturing in November 2015. The new revolving credit facility was undrawn at closing. All prior amounts outstanding (approximately $146.8 million) were prepaid in full out of proceeds from the new term loans. The remaining proceeds of $48.1 million, less debt issuance costs of approximately $5.1 million, were used for general corporate purposes. The amendment resulted in an original issuance debt discount of 1%, or $2.0 million, which, along with the deferred debt issuance costs, are being amortized over the term of the loan using the effective interest method. The original issue debt discount was included in the $5.1 million of debt issuance costs noted above.

After the 2010 amendment to the Credit Agreement, for both the term loans and the revolving credit facility, we paid an interest rate equal to the British Banker’s Association Interest Settlement Rates for dollar deposits (the “LIBO rate”) plus 4.00% (the “Applicable Percentage”), with a LIBO rate floor of 1.50%. The Applicable Percentage was either 4.00% or 3.75% based on financial performance criteria set forth in the Credit Agreement. Interest rates prior to the 2010 amendment were either 2.25% or 4.25% above the LIBO rate and contained a LIBO rate floor of 2.00% and the rate for the revolving credit facility was 2.50% or 1.50%, depending on the type of borrowing.

In November 2011, we further amended the Credit Agreement with respect to certain non-financial covenants. As a result of this amendment, the Applicable Percentage was increased by 25 basis points to either 4.00% or 4.25%. We paid approximately $290,000 in fees in connection with this amendment, of which approximately $240,000 are being amortized to interest expense over the remaining term of the Credit Agreement using the effective interest method, with the remaining costs expensed as incurred.

We pay a fee equal to 0.75% of the undrawn portion on the revolving credit facility that expires in November 2015. At the time of the 2010 amendment, the Credit Agreement required us to make principal payments of $0.5 million per quarter through September 2016, before any prepayments were made, with the remaining balance due in November 2016. For the six months ended June 30, 2012, we made voluntary prepayments of $15.0 million. The prepayments were applied first against the scheduled debt payments until March 2013, and second, ratably against the next scheduled debt payments in the amortization schedule.

As of June 30, 2012 and December 31, 2011, the outstanding principal amount of the term loans was $154.0 million and $169.0 million, respectively, excluding the reduction of the unamortized debt discount of $1.4 million at June 30, 2012. There were no borrowings outstanding under the revolving credit facility.

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

The following table summarizes the significant financial covenants under the Credit Agreement (adjusted EBITDA below is based on the terms of the Credit Agreement):

		As of June 30, 2012		Most Restrictive Required Level
Covenant Requirement	Calculation	Required Level	Actual Level

Minimum Interest Coverage	Cumulative adjusted EBITDA for the prior four quarters/consolidated interest expense	Greater than 3.00 to 1.00	7.33	Greater than 3.00 to 1.00

Capital Expenditure	Fiscal year capital expenditure not to exceed required level	No more than $10.0 million	$4.7 million	$10.0 million in 2012

Leverage Coverage	Total debt/cumulative adjusted EBITDA for the prior four quarters	Less than 3.25 to 1.00	2.20	2.50 to 1.00 effective January 1, 2014

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

As of June 30, 2012, we were in compliance with all covenants under the Credit Agreement.

The Credit Agreement requires mandatory prepayments of the term loans from our annual excess cash flow and from the net proceeds of certain asset sales or equity issuances. We did not make an annual excess cash flow payment in the first quarter of 2012 due to the voluntary prepayments made in 2011 and there were no other required mandatory prepayments during the first half of 2012. We did not make an annual excess cash flow payment in the first quarter of 2011 due to the permitted acquisitions that occurred during 2010 and there were no other required mandatory prepayments during the first half of 2011. The Credit Agreement also requires us to prepay a portion of the term loans from the net proceeds of certain equity issuances so that our leverage ratio (as defined in the Credit Agreement) is less than 3.00, on or before December 31, 2011, or 2.75, if anytime thereafter.

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

Historically, our cash flows have been subject to variability from year to year, primarily as a result of one-time or infrequent events. These events have included acquisitions and the repayment of indebtedness. We expect that our future growth will continue to require additional working capital. Although such future working capital requirements are difficult to forecast, based on our current estimates of revenues and expenses, we believe that anticipated cash flows from operations and available sources of funds (including $30.0 million of available borrowings under our revolving credit facility at June 30, 2012) will provide sufficient liquidity for us to fund our business and meet our obligations for the next twelve months.

For the six months ended June 30, 2012, we made voluntary prepayments of $15.0 million on the Credit Agreement. The prepayments were applied first against the scheduled debt payments until March 2013, and second, ratably against the next scheduled debt payments in the amortization schedule. We may continue to prepay debt in the future.

In August 2011, our Board approved a stock repurchase program under which we may repurchase up to $30.0 million of Deltek common stock. The Board authorization permits us to repurchase stock at times and prices considered appropriate by us depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.

During the six months ended June 30, 2012, we repurchased 837,880 shares of Deltek common stock, for a total cost of $8.6 million, plus a nominal amount of commissions (weighted average price of $10.27 per share including commissions). The repurchases were funded by cash flows from operations. There was $5.4 million remaining under the stock repurchase program available for future repurchases as of June 30, 2012.

We also believe that our aggregate cash balance of $40.1 million as of June 30, 2012, coupled with anticipated cash flows from operations and available sources of funds (including available borrowings under our revolving credit facility), will be sufficient to cover the payments due over the near term under the Credit Agreement.

In the future, however, we may require additional liquidity to fund our operations, debt repayment obligations, strategic investments and acquisitions, and stock repurchases, which could entail raising additional funds or modifying the terms of our Credit Agreement.

Analysis of Cash Flows

As of June 30, 2012 and June 30, 2011, we had cash and cash equivalents totaling $40.1 million and $48.5 million, respectively.

Cash provided by operating activities was $34.3 million and $29.4 million, for the six months ended June 30, 2012 and 2011, respectively. Cash provided by operating activities is primarily derived from net income, as adjusted for non-cash items such as depreciation and amortization expense, stock-based compensation expense, and changes in operating assets and liabilities. The increase in cash provided by operating activities in 2012 resulted from an increase in net income of $13.5 million and an increase in deferred income taxes of $4.8 million. This increase was partially offset by a decrease in accounts receivable of $6.4 million due mainly to an increase in subscription and term revenue billings, other long-term liabilities of $2.6 million, and a decline in restructuring charges, net of $2.9 million.

Net cash used in investing activities was $6.7 million and $33.3 million for the six months ended June 30, 2012 and 2011, respectively. Investing activities include the acquisition of property and equipment, and net expenditures for business combinations and asset acquisitions. In 2011, we used funds of $26.9 million for business acquisitions, net of cash acquired primarily relating to the FedSources purchase as compared to $2.0 million in 2012. In addition, we used $4.5 million, or $1.9 million less, in 2012 than in 2011 to purchase property and equipment primarily relating to our new headquarter facilities.

Cash used in financing activities was $22.3 million and $25.8 million for the six months ended June 30, 2012 and 2011, respectively. We used $15.0 million in 2012 for debt repayment and $8.6 million for the purchases of common stock under our stock repurchase program.

Impact of Seasonality

Fluctuations in our quarterly revenues historically reflect, in part, seasonal fluctuations driven by our customers’ procurement cycles for our products. However, as a result of the current economic environment, changes in how we sell our offerings, and the new products that we offer, past seasonality may not be indicative of current or future seasonality.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The guidance clarifies how a principal market is determined, amends the application of the concepts of “highest and best use” and “valuation premise” to apply only to the fair value measurements of nonfinancial assets and extends the prohibition on blockage factors and control premiums to all three levels of the fair value hierarchy.

ASU 2011-04 also expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in ASC 820-10. Certain amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Although the adoption of ASU 2011-04 did not have a material impact, it did change our disclosures for fair value.

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

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers indefinitely the guidance in ASU 2011-05 prescribing that reclassification adjustments from OCI to be measured and presented by income statement line item in net income and also in other comprehensive income. Companies will continue to comply with the existing requirements for presenting reclassification adjustments in either OCI or disclosing the reclassification adjustments in the footnotes to the financial statements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are in the process of evaluating the guidance and the impact it will have on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash and cash equivalents consisting primarily of funds held in money market accounts on a short-term basis with no withdrawal restrictions. At June 30, 2012, we had $40.1 million in cash and cash equivalents. Our interest expense associated with our term loans and revolving credit facility can vary with market rates. As of June 30, 2012, we had approximately $154.0 million of principal amount in debt outstanding, which was effectively set at a fixed rate at June 30, 2012, due to the LIBO rate floor established of 1.50% in the Credit Agreement and the LIBO rate at June 30, 2012 being below the established floor. However, an increase in the LIBO rate above the 1.50% LIBO rate floor subsequent to June 30, 2012 could cause our fixed rate debt to become variable and our interest expense to vary.

We cannot predict market fluctuations in interest rates and their impact on our possible variable rate debt, or whether fixed-rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the discussion above.

Based on the investment interest rate and our cash and cash equivalents balance as of June 30, 2012, a hypothetical 1% increase or decrease in interest rates would have an insignificant impact on our earnings and cash flows on an annual basis. We do not currently use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

The majority of our operations are transacted in U.S. Dollars. However, since a growing portion of our operations consists of activities outside of the United States, we have transactions in other currencies, primarily in the Danish krone, the British pound, the Philippine peso, the Australian dollar, the Swedish krona, the Norwegian kroner and the Euro. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage our exposure to foreign currency exchange fluctuations. Currently, we do not have any such contracts in place, nor did we have any such contracts during 2011. To date, the foreign currency exchange fluctuations have not had a significant impact on our operating results and cash flows given the scope of our international presence. A hypothetical 10% increase or decrease in foreign currency exchange rates from the rates used to translate our foreign operations financial statements would have impacted our net income by less than $0.7 million for the six months ended June 30, 2012. Our net assets at June 30, 2012 would have been impacted by less than $8.0 million from a hypothetical 10% increase or decrease in the foreign currency exchange rates used to translate our financial position at June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic downturns or unfavorable changes in the financial and credit markets in the United States, Europe and broader international markets, including economic recessions, could have an adverse effect on the operations, budgets and overall financial condition of our customers. For instance, the downgrade of the U.S. Government’s credit rating in August 2011 by Standard & Poor’s and any future downgrades of the U.S. Government’s credit rating, regardless of whether a default by the U.S. Government on its debt occurs, could create broader financial turmoil and uncertainty and affect the key sectors in which our customers operate. In addition, the downgrade in the credit ratings of European countries could create additional financial uncertainty and affect the sectors in which our customers or potential customers operate.

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

In addition, the financial and overall condition of third-party solutions’ providers and resellers of our products and solutions may be affected by adverse conditions in the economy and the financial and credit markets, which may adversely affect the sale of our products or solutions. For the six months ended June 30, 2012, resellers accounted for approximately 14% of our perpetual licenses revenue.

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

Significant reductions in or changes to the Federal Government’s budget or its spending priorities from one period to another, including the potential impact of a sequestration, could adversely affect our customers’ and their demand for our products and services and could therefore materially adversely affect our revenue.

Because we derive a substantial portion of our revenue from customers who contract with the Federal Government, we believe that the success and development of our business will continue to be affected by our customers’ successful participation in Federal Government contract programs. The funding of U.S. Government programs is generally subject to congressional budget authorization and annual appropriation processes and may be increased or decreased, whether on an overall basis, through sequestration, or on a basis that could disproportionately impact our customers.

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

•

a reduction of the Federal Government’s use of information technology or professional services could impact our customers who provide information technology or professional services to the Federal Government; and

•

the Federal Government’s decision to terminate a significant number of existing contracts, or to not renew expiring contracts, could reduce future demand for our software solutions and services from our customers whose contracts have been terminated or have not been renewed.

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

As we continue to expand our product offerings to the market, including expanded use of subscription, term and SaaS offerings, we may be required to defer the recognition of revenue from one period to another. This could be the case if, for example:

•	we sell a solution on a term or subscription basis;

•	we sell perpetual licenses in conjunction with subscription offerings and may not be able to separate the recognition of the perpetual license revenue; or

•	we sell perpetual licenses in conjunction with maintenance and other related services and are unable to separate the recognition of perpetual license revenue.

In addition, we may be required to defer the recognition of revenue from one period to another if, for example:

•	the sale of our software solutions include both currently deliverable software products and software products that are under development or require other undeliverable elements;

•	the sale of our software solutions requires services that include significant modifications, customizations or acceptance criteria that could delay product delivery or acceptance;

•	there are identified product-related issues, such as known defects; or

•	the sale of our software solutions involve non-standard payment terms, fixed-price deliverable elements or other contingencies.

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

As of June 30, 2012, we had customers in more than 80 countries, and we have facilities or operations in Denmark, the Philippines, the United Kingdom, Sweden, Norway, the Netherlands, Belgium, Germany, Dubai, and Australia, in addition to our U.S. operations.

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

We expect to continue to commit significant resources to maintain and improve our existing products, including acquired products, and to develop new products. For example, our product development expenses were approximately $31.3 million, or 19% of revenue for the six months ended June 30, 2012, and approximately $33.3 million, or 20% of revenue for the six months ended June 30, 2011. Our current and future product development efforts may require greater resources than we expect, or may not achieve the market acceptance that we expect and, as a result, we may not achieve margins that we anticipate. These risks are increased by the expansion of our licensing and delivery vehicles, including term and SaaS offerings through the “cloud”.

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

As of June 30, 2012, we had approximately $154.0 million of outstanding principal amount of the term loans under our existing credit facility at interest rates which are subject to market fluctuation. These term loans mature in November 2016. Our existing credit facility also provides for a $30.0 million revolving credit facility maturing in November 2015. Our indebtedness and related obligations could have important future consequences to us, such as:

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

Our ability to meet our existing debt service obligations will depend on many factors, including prevailing financial and economic conditions, our past performance and our financial and operational outlook. In addition, although we amended our credit facility and have voluntarily prepaid approximately $15.0 million in term loans under our credit facility during the six months ended June 30, 2012, our ability to borrow additional funds or refinance our existing debt if desired or deemed necessary in light of then-existing business conditions could also depend on such factors. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our existing debt, modify our debt structure, sell assets or reduce our spending. At any given time, we may not be able to refinance our debt or sell assets on terms acceptable to us or at all. If we are unable to do so, our business could be materially adversely affected.

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

We have acquired several businesses which, in aggregate, have resulted in the recording of goodwill valued at approximately $174.9 million and other acquired intangible assets carried at approximately $46.6 million as of June 30, 2012. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

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

The New Mountain Funds have the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. If this right is exercised, holders of other shares and, in certain circumstances, stock options may sell their shares alongside the New Mountain Funds, which could cause the market price of our common stock to decline. The majority of the shares of our common stock (and all shares of common stock underlying options outstanding under our 2005 Stock Option Plan and certain shares of common stock underlying options and restricted stock outstanding under our 2007 Plan) are, directly or indirectly, subject to registration rights.

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

Our authorized capital stock consists of 200,000,000 shares of common stock, of which there were 68,464,867 shares outstanding as of July 31, 2012. The issuance of additional shares of our common stock or securities convertible into shares of our common stock could result in dilution of other stockholders’ ownership interest in us. In addition, if we issue additional shares of our common stock at a price that is less than the fair value of our common stock, other stockholders could, depending on their participation in that issuance, also experience immediate dilution of the value of their shares relative to what their value would have been had our common stock been issued at fair value. This dilution could be substantial.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information regarding purchases made by Deltek of its common stock:

Repurchase period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/12 - 4/30/12	129,918	$10.33	129,918	$8,077,364
5/1/12 - 5/31/12	171,700	$10.21	171,700	$6,324,126
6/1/12 - 6/30/12	88,807	$10.36	88,807	$5,404,396
7/1/12 - 7/31/12	—	$—	—	$5,404,396

Total	390,425	$10.28	390,425

(1)

On August 18, 2011, we announced that our Board had approved a stock repurchase program under which we may repurchase up to $30.0 million of Deltek common stock. The Board authorization permits us to repurchase stock at times and prices considered appropriate by us depending upon share price, prevailing economic and market conditions and other corporate considerations. The stock repurchases may be made on the open market, in block trades or privately negotiated transactions, or otherwise. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. As of June 30, 2012, we had repurchased an aggregate of 2,964,498 shares of common stock under this program, which included 1,864,498 shares repurchased in the open market and 1,100,000 shares repurchased in a private transaction.

(2)	The average price paid per share includes a nominal amount paid for commissions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 12, 2010 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTEK, INC.

Dated: August 9, 2012	By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ MICHAEL P. CORKERY
Michael P. Corkery
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 9, 2012	By:	/s/ MICHAEL L. KRONE
Michael L. Krone
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Deltek, Inc. (2)

4.1	Form of specimen common stock certificate. (1)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from Deltek, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive (Loss) Income, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142737) on May 8, 2007.
(2)	Incorporated by reference to exhibit of same number filed on March 12, 2010 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.